Form 10-Q
period 2020-04-30
ARGAN INC
filed 2020-06-09
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2020

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common stock, $0.15 par value: 15,649,969 shares as of June 5, 2020.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,
	2020	2019
REVENUES	$60,148	$49,544
Cost of revenues	56,139	70,570
GROSS PROFIT (LOSS) (Note 2)	4,009	(21,026)
Selling, general and administrative expenses	10,344	9,588
Impairment loss	—	2,072
LOSS FROM OPERATIONS	(6,335)	(32,686)
Other income, net	1,088	2,252
LOSS BEFORE INCOME TAXES	(5,247)	(30,434)
Income tax benefit (Note 10)	4,454	521
NET LOSS	(793)	(29,913)
Net loss attributable to non-controlling interests	(30)	(113)
NET LOSS ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	(763)	(29,800)
Foreign currency translation adjustments	(246)	(1,054)
COMPREHENSIVE LOSS ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$(1,009)	$(30,854)

NET LOSS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC. (Note 11)
Basic	$(0.05)	$(1.91)
Diluted	$(0.05)	$(1.91)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	15,643	15,583
Diluted	15,643	15,583

CASH DIVIDENDS PER SHARE (Note 12)	$0.25	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	April 30, 2020	January 31, 2020
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$262,927	$167,363
Short-term investments	100,617	160,499
Accounts receivable, net	22,212	37,192
Contract assets	33,035	33,379
Other current assets	36,945	23,322
TOTAL CURRENT ASSETS	455,736	421,755
Property, plant and equipment, net	22,124	22,539
Goodwill	27,943	27,943
Other purchased intangible assets, net	4,776	5,001
Deferred taxes	—	7,894
Right-of-use and other assets	2,385	2,408
TOTAL ASSETS	$512,964	$487,540

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$34,322	$35,442
Accrued expenses (Note 10)	28,959	35,907
Contract liabilities	109,825	72,685
TOTAL CURRENT LIABILITIES	173,106	144,034
Deferred taxes	320	—
Other noncurrent liabilities	2,638	2,476
TOTAL LIABILITIES	176,064	146,510

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 15,648,202 and 15,638,202 shares issued at April 30 and January 31, 2020, respectively; 15,644,969 and 15,634,969 shares outstanding at April 30 and January 31, 2020, respectively	2,347	2,346
Additional paid-in capital	149,531	148,713
Retained earnings	184,633	189,306
Accumulated other comprehensive loss	(1,362)	(1,116)
TOTAL STOCKHOLDERS’ EQUITY	335,149	339,249
Non-controlling interests	1,751	1,781
TOTAL EQUITY	336,900	341,030
TOTAL LIABILITIES AND EQUITY	$512,964	$487,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 30, 2020 AND 2019

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional		Accumulated Other	Non-
	Outstanding Shares	Par Value	Paid-in Capital	Retained Earnings	Comprehensive Loss	Controlling Interests	Total Equity
Balances, February 1, 2020	15,634,969	$2,346	$148,713	$189,306	$(1,116)	$1,781	$341,030
Net loss	—	—	—	(763)	—	(30)	(793)
Foreign currency translation loss	—	—	—	—	(246)	—	(246)
Stock compensation expense	—	—	642	—	—	—	642
Stock option exercises	10,000	1	176	—	—	—	177
Cash dividends	—	—	—	(3,910)	—	—	(3,910)
Balances, April 30, 2020	15,644,969	$2,347	$149,531	$184,633	$(1,362)	$1,751	$336,900

Balances, February 1, 2019	15,573,869	$2,337	$144,961	$247,616	$(346)	$(196)	$394,372
Net loss	—	—	—	(29,800)	—	(113)	(29,913)
Foreign currency translation loss	—	—	—	—	(1,054)	—	(1,054)
Stock compensation expense	—	—	413	—	—	—	413
Stock option exercises	59,433	9	1,558	—	—	—	1,567
Cash dividends	—	—	—	(3,895)	—	—	(3,895)
Balances, April 30, 2019	15,633,302	$2,346	$146,932	$213,921	$(1,400)	$(309)	$361,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(793)	$(29,913)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Deferred income tax expense	8,214	259
Impairment loss	—	2,072
Depreciation	937	829
Stock compensation expense	642	413
Change in accrued interest on short-term investments	(118)	(163)
Amortization of purchased intangible assets	225	299
Other	446	188
Changes in operating assets and liabilities
Accounts receivable	14,980	(12,049)
Contract assets	344	9,821
Other assets	(13,600)	3,808
Accounts payable and accrued expenses	(8,230)	(10,497)
Contract liabilities	37,140	(1,449)
Net cash provided by (used in) operating activities	40,187	(36,382)

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	70,000	44,000
Purchases of short-term investments	(10,000)	(35,000)
Purchases of property, plant and equipment	(684)	(1,985)
Net cash provided by investing activities	59,316	7,015

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of cash dividends	(3,910)	(3,895)
Proceeds from the exercise of stock options	177	1,567
Net cash used in financing activities	(3,733)	(2,328)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(206)	(235)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	95,564	(31,930)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	167,363	164,318
CASH AND CASH EQUIVALENTS, END OF PERIOD	$262,927	$132,388

SUPPLEMENTAL CASH FLOW INFORMATION (Notes 7 and 10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020

(Tabular dollar amounts in thousands, except per share data)

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

Through GPS and APC, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance, project development, technical and other consulting services to the power generation market, including the renewable energy sector. The wide range of customers includes independent power producers, public utilities, power plant equipment suppliers and global energy plant construction firms with projects located in the continental United States (the “US”), the Republic of Ireland (“Ireland”) and the United Kingdom (the “UK”). Including consolidated variable interest entities (“VIEs”), GPS and APC represent the Company’s power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southeast region of the US and that are based on its expertise in producing, delivering and installing fabricated steel components such as piping systems and pressure vessels. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region of the US.

Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements include the accounts of Argan, its wholly-owned subsidiaries and its financially controlled VIEs. All significant inter-company balances and transactions have been eliminated in consolidation.

In Note 14, the Company has provided certain financial information relating to the operating results and assets of its reportable segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions. The Company’s fiscal year ends on January 31 of each year.

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the US Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto, and the independent registered public accounting firm’s report thereon, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (“Fiscal 2020”).

The condensed consolidated balance sheet as of April 30, 2020, the condensed consolidated statements of earnings and stockholders’ equity for the three months ended April 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the three months ended April 30, 2020 and 2019 are unaudited. The condensed consolidated balance sheet as of January 31, 2020 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of April 30, 2020, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Accounting Policies

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, which, among other changes, eliminates the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the expected loss for the entire year. In these instances, the estimated annual effective income tax rate shall be used to calculate the tax without limitation. The new standard also requires the recognition of a franchise (or similar) tax that is partially based on income as an income-based tax and the recording of any incremental tax that is incurred by the Company as a non-income based tax. The requirements of this new guidance, effective for the Company on February 1, 2021, are not expected to alter the Company’s current accounting for income taxes.

In 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The requirements of this new standard cover, among other provisions, the methods that businesses shall use to estimate amounts of uncollectible notes and accounts receivable. Adoption of this new guidance, which became effective for the Company on February 1, 2020, did not affect the Company’s consolidated financial statements.

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

Variable Interest Entity

In January 2018, the Company was deemed to be the primary beneficiary of a VIE that is performing the project development activities related to the planned construction of a new natural gas-fired power plant. Consideration for the Company’s engineering and financial support includes the right to build the power plant pursuant to a turnkey engineering, procurement and construction (“EPC”) services contract that has been negotiated and announced. The account balances of the VIE are included in the condensed consolidated financial statements, including development costs incurred by the VIE during the three-month periods ended April 30, 2020 and 2019. The total amounts of the project development costs included in the balances for property, plant and equipment as of April 30 and January 31, 2020 were $7.1 million and $6.9 million, respectively.

NOTE 2 – REVENUES FROM CONTRACT WITH CUSTOMERS

The Company’s recognition of revenues under contracts with customers is based on a single comprehensive five-step model that requires reporting entities to:

1.	Identify the contract,
2.	Identify the performance obligations of the contract,
3.	Determine the transaction price of the contract,
4.	Allocate the transaction price to the performance obligations, and
5.	Recognize revenue.

Major provisions of the standard cover the determination of which goods and services are distinct and represent separate performance obligations, the evaluation of whether revenues should be recognized at a point in time or over time, and the appropriate treatment for variable consideration.

The Company’s revenues are recognized primarily under various types of long-term construction contracts, including those for which revenues are based on either a fixed-price or a time-and-materials basis, and primarily recognized over time as performance obligations are satisfied due to the continuous transfer of control to the project owner or other customer. Revenues from fixed-price contracts, including a portion of estimated gross profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage-of-completion method. If, at any time, the estimate of contract profitability indicates an anticipated loss on a contract, the Company will recognize the total loss in the reporting period that it is identified and an amount is estimable. Revenues from time-and-materials contracts are recognized when the related services are provided to the customer.

Almost all of the Company’s fixed-price contracts are considered to have a single performance obligation. Although multiple promises to transfer individual goods or services may exist, they are not typically distinct within the context of such contracts because contract promises included therein are interrelated or the contracts require the Company to perform critical integration so that the customer receives a completed project. The Company’s accounting for its assurance-type warranties provided under contracts with customers is conducted in accordance with the specific professional guidance established to cover such arrangements.

The transaction price for a contract represents the accounting value of the contract awarded to the Company that is used to determine the amount of revenues recognized as of the balance sheet date. It may reflect amounts of variable consideration, which could be either increases or decreases to the transaction price. These adjustments can be made from time-to-time during the period of contract performance as circumstances evolve related to such items as changes in the scope and price of contracts, claims, incentives and liquidated damages.

Contract assets generally include amounts that represent the rights to receive payment for goods or services that have been transferred to the project owner, with the rights conditional upon something other than the passage of time. Contract liabilities generally include the amounts that reflect obligations to provide goods or services for which payment has been received. The balances of accounts receivable exclude billed amounts which, pursuant to the terms of the applicable contract, are not paid by project owners until a defined phase of a contract or project has been completed and accepted. These retained amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. Retention amounts and the length of retention periods may vary. Retention amounts related to active contracts are considered current regardless of the term of the applicable contract; such amounts are generally collected by the completion of the applicable contract. The total of amounts retained by project owners under construction contracts at April 30 and January 31, 2020 were $21.0 million and $20.0 million, respectively.

Variable Consideration

Amounts for contract variations for which the Company has project-owner directive for additional work or other scope change, but not for the price associated with the corresponding additional effort, are included in the transaction price when it is considered probable that the applicable costs will be recovered through a modification to the contract price. The effects of any revision to a transaction price can be determined at any time and they could be material. The Company may include in the corresponding transaction price a portion of the amount claimed in a dispute that it expects to receive from a project owner. Once a settlement of the dispute has been reached with the project owner, the transaction price may be revised again to reflect the final resolution. The aggregate amount of such contract variations included in the transaction prices that were used to determine project-to-date revenues at April 30, 2020 and January 31, 2020 were $21.9 million and $20.6 million, respectively. Variations related to the Company’s contracts typically represent modifications to the existing contracts and performance obligations, and do not represent new performance obligations. Actual costs related to any changes in the scope of the corresponding contract are expensed as they are incurred. Changes to total estimated contract costs and losses, if any, are reflected in operating results for the period in which they are determined.

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

Accounting for a Loss Contract

In its Form 10-K Annual Report for the year ended January 31, 2019 (“Fiscal 2019”), the Company disclosed that APC was completing a power-plant construction project in the UK that had encountered significant operational and contractual challenges, and that the consolidated operating results for the year ended January 31, 2019 reflected unfavorable gross profit adjustments related to this project. The disclosure explained that the project progress was behind the schedule originally established for the job and warned that the project may continue to impact consolidated operating results negatively until it reaches completion.

Subsequent to the release of the Company’s consolidated financial statements for Fiscal 2019, APC’s estimates of the unfavorable financial impacts of the difficulties on this particular project located in Teesside, England (the “TeesREP” project) escalated substantially. For the three-month period ended April 30, 2019, the Company reversed profit in the amount of $0.7 million that had been recorded in prior periods and recorded a loss related to this project in the amount of $27.6 million. Based on analyses that have been continually updated over the last twelve months, management currently expects that the forecasted costs for the TeesREP project at completion will exceed projected revenues by approximately $36.2 million.

The total amount of the expected loss on this project has been reflected in the condensed consolidated financial statements as of April 30, 2020, including $2.7 million in loss that was recorded during the three-month period ended April 30, 2020. The amount of the remaining contract loss reserve as of April 30, 2020 was approximately $4.1 million; the comparable balance at January 31, 2020 was $5.8 million. These balances were included in accrued expenses in the accompanying condensed consolidated balance sheets. The total amounts of accounts receivable and contract assets related to the TeesREP project and included in the condensed consolidated balance sheets were $15.5 million as of April 30, 2020 and $19.2 million as of January 31, 2020.

During the fourth quarter of Fiscal 2020, APC and its customer, the EPC services contractor on the TeesREP project, agreed to operational and commercial terms for the completion of the project. This framework generally addressed project schedule, payment terms, scope, performance guarantees and other terms and conditions for reaching substantial completion of APC’s portion of the total project. The framework did not resolve significant past commercial differences which may have to be addressed through applicable dispute resolution mechanisms. Currently, it is not possible to predict precisely how, when and on what terms (if any) the past commercial differences will be resolved.

Construction on the TeesREP project was suspended on March 24, 2020 due to the COVID-19 pandemic, pending preparations being made by the contractors and subcontractors to comply with new and evolving government guidance concerning public health protocols. Currently, only a small number of critical maintenance staff remains on site, following all social distancing protocols in compliance with UK central government guidance. At the time of the suspension of work on the TeesREP project, APC had completed approximately 90% of its subcontracted work. The continuing adverse effects of the pandemic on APC’s efforts to complete the TeesREP project may result in additional loss that will be reflected in operating results when identified and quantified.

Remaining Unsatisfied Performance Obligations (“RUPO”)

The amount of RUPO represents the unrecognized revenue value of active contracts with customers as determined under the revenue recognition rules of US GAAP. Increases to RUPO during a reporting period represent the transaction prices associated with new contracts, as well as additions to the transaction prices of existing contracts. The amounts of such changes may vary significantly each reporting period based on the timing of major new contract awards and the occurrence and assessment of contract variations.

At April 30, 2020, the Company had RUPO of $761.8 million. The largest portion of RUPO at any date usually relates to EPC service contracts with typical performance durations of 2 to 3 years. However, the length of certain significant construction projects may exceed three years. The Company estimates that approximately 36% of the RUPO amount at April 30, 2020 will be included in the amount of consolidated revenues that will be recognized during the final three quarters of the fiscal year ending January 31, 2021 (“Fiscal 2021”). Most of the remaining amount of the RUPO at April 30, 2020 is expected to be recognized in revenues over the following two fiscal years.

Revenues for future periods will also include amounts related to customer contracts started or awarded subsequent to April 30, 2020. It is important to note that estimates may be changed in the future and that cancellations, deferrals, scope adjustments may occur related to work included in RUPO at April 30, 2020. Accordingly, RUPO may be adjusted to reflect project delays and cancellations, revisions to project scope and cost and foreign currency exchange fluctuations, or to revise estimates, as effects become known. Such adjustments may materially reduce future revenues below Company estimates.

Disaggregation of Revenues

The following table presents consolidated revenues for the three months ended April 30, 2020 and 2019, disaggregated by the geographic area where the work was performed:

	Three Months Ended April 30,
	2020	2019
United States	$48,865	$39,766
United Kingdom	10,296	5,644
Republic of Ireland	987	4,003
Other	—	111
Totals	$60,148	$49,544

Each year, the majority of consolidated revenues are recognized pursuant to fixed-price contracts with most of the remaining portions earned pursuant to time-and-material contracts. Consolidated revenues are disaggregated by reportable segment in Note 14 to the condensed consolidated financial statements.

NOTE 3 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At April 30 and January 31, 2020, a significant amount of cash and cash equivalents was invested in a mutual fund with net assets invested in high-quality money market instruments. Such investments include US Treasury obligations; obligations of US government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by US government obligations. The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Short-term investments as of April 30 and January 31, 2020 consisted solely of certificates of deposit purchased from Bank of America (the “Bank”) with weighted average initial maturities of 187 days and 165 days, respectively (the “CDs”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest which approximates fair value. The total carrying value amounts as of April 30 and January 31, 2020 included accrued interest of $0.6 million and $0.5 million, respectively. Interest income is recorded when earned and is included in other income. At April 30 and January 31, 2020, the weighted average annual interest rate of the CDs was 1.8%. In addition, the Company has a substantial portion of its cash on deposit in the US at the Bank in excess of federally insured limits. Management does not believe that the combined amount of the CD investments and the cash deposited with the Bank represents a material risk. The Company also maintain certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the UK in support of the operations of APC.

NOTE 4 – ACCOUNTS AND NOTES RECEIVABLE

The Company generally extends credit to a customer based on an evaluation of the customer’s financial condition without requiring collateral. Exposure to losses on accounts and notes receivable is expected to differ due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and may establish an allowance for a credit loss based on management’s estimate of the loss that is expected to occur over the remaining life of the particular financial asset. As of April 30, 2020, there were outstanding invoices billed to one former customer and unbilled costs incurred on the related project, with balances included in accounts receivable and contract assets, in the aggregate amount of $24.5 million, for which the recovery time will most likely depend on the resolution of the outstanding legal dispute between the parties (see Note 8).

At April 30 and February 1, 2020, the amounts of credit losses expected by management were insignificant. The amounts of the provision for credit losses for the three months ended April 30, 2020 and the provision for uncollectible accounts for the three months ended April 30, 2019 were also insignificant.

NOTE 5 – PURCHASED INTANGIBLE ASSETS

Primarily due to the significant reduction of the fair value of the business of APC deemed to have occurred as a result of the substantial contract loss discussed in Note 2 above, the Company recorded an impairment loss in the first quarter ended April 30, 2019 in the amount of $2.1 million, which was the remaining balance of goodwill associated with APC. At both April 30, 2020 and January 31, 2020, the goodwill balances related to the acquisitions of GPS and TRC were $18.5 million and $9.5 million, respectively. No other changes were made to the balances of goodwill during the three-month periods ended April 30, 2020 and 2019. Management does not believe that any events or circumstances that have occurred or arisen since January 31, 2020 required an updated assessment of the goodwill balances of either GPS or TRC.

The Company’s purchased intangible assets, other than goodwill, consisted of the following elements as of April 30 and January 31, 2020:

	Estimated	April 30, 2020			January 31,
	Useful Life	Gross Amount	Accumulated Amortization	Net Amount	2020 (net amount)
Trade names	15 years	$8,142	$4,578	$3,564	$3,699
Process certifications	7 years	1,897	1,197	700	768
Customer relationships	4-10 years	1,346	834	512	534
Totals		$11,385	$6,609	$4,776	$5,001

NOTE 6 – FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank that are described in an Amended and Restated Replacement Credit Agreement (the “Credit Agreement”), dated May 15, 2017. The Credit Agreement provides a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 2.0%. The Company may also use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business. As of April 30 and January 31, 2020, the Company had credit outstanding under the Credit Agreement, but no borrowings, in the approximate amounts of $9.3 million and $9.9 million, respectively; a little over 70% of the outstanding amount as of April 30, 2020 related to the TeesREP project (see Note 2). Additionally, in support of the current project development activities of the VIE described in Note 1, the Bank issued a letter of credit, outside the scope of the Credit Agreement, in the amount of $3.4 million for which the Company has provided cash collateral.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement also includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. As of April 30 and January 31, 2020, the Company was in compliance with the financial covenants.

NOTE 7 – COMMITMENTS

Leases

The Company determines if a contract is or contains a lease at inception or upon modification of the contract. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset. The Company does not apply this accounting to those leases with terms of twelve (12) months or less and that do not include options to purchase the underlying assets that the Company is reasonably certain to exercise.

The Company’s operating leases primarily cover office space that expire on various dates through May 2024; it has no finance leases. Most of the equipment used by the Company in the performance of its construction services contracts is rented, with periods of expected usage less than one year, or owned. Certain leases contain renewal options, which are included in expected lease terms if they are reasonably certain of being exercised by the Company. Other equipment leases are embedded in broader arrangements with subcontractors or construction equipment suppliers.

None of the operating leases include significant amounts for incentives, rent holidays or price escalations. Under certain lease agreements, the Company is obligated to pay property taxes, insurance, and maintenance costs.

Operating lease right-of-use assets and associated lease liabilities are recognized in the balance sheet at the lease commencement date based on the present value of future minimum lease payments to be made over the expected lease term. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate (LIBOR plus 2%) at the commencement date in determining the present value of future payments. The expected lease term includes an option to extend or to terminate the lease when it is reasonably certain that the Company will exercise such option.

Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. Operating lease expense amounts for the three months ended April 30, 2020 and 2019 were $0.4 million and $0.2 million, respectively. Operating lease payments for the three months ended April 30, 2020 and 2019 were $0.4 million and $0.2 million, respectively. For operating leases as of April 30, 2020, the weighted average lease term is 33 months and the weighted average discount rate is 4.0%.

The following is a schedule of future minimum lease payments for the operating leases that were recognized in the condensed consolidated balance sheet as of April 30, 2020, including operating leases added during the three months ended April 30, 2020 in the amount of approximately $0.4 million covering certain construction-site assets required by GPS:

Years Ending January 31,
Remainder of 2021	$941
2022	790
2023	344
2024	178
2025	26
Total lease payments	2,279
Less interest portion	123
Present value of lease payments	2,156
Less current portion (included in accrued expenses)	1,593
Non-current portion	$563

The future minimum lease payments presented above include amounts due under a long-term lease covering the primary offices and plant for TRC with the founder and current chief executive officer of TRC at an annual rate of $0.3 million through April 30, 2021, as well as amounts due under a long-term lease covering the primary offices for APC with several of its former executives at an annual rate of less than $0.1 million through December 31, 2023.

The Company also uses equipment and occupies other facilities under short-term rental agreements. Rent expense amounts incurred under operating leases and short-term rental agreements (including portions of the lease expense amounts disclosed above) and included in costs of revenues for the three months ended April 30, 2020 and 2019 were $0.6 million and $1.0 million, respectively. Rent expense incurred under these types of arrangements (including portions of the lease expense amounts disclosed above) and included in selling, general and administrative expenses for the three months ended April 30, 2020 and 2019, was $0.2 million for both periods.

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

When sufficient information about claims on guaranteed or bonded projects would be available and monetary damages or other costs or losses would be determined to be probable, the Company would record such losses. Any amounts that may be required to be paid in excess of the estimated costs to complete contracts in progress as of April 30, 2020 are not estimable.

Argan has provided a parent company performance guarantee and has caused the Bank to issue certain letters of credit (see Note 6) to the EPC services contractor on the TeesREP project, on behalf of APC, a major subcontractor on this project.

As of April 30, 2020, the Company has also provided a financial guarantee on behalf of GPS to an original equipment manufacturer in the amount of $3.6 million in support of business developmental efforts which did result in the award of an EPC services contract to GPS for the construction of a gas-fired plant project in March 2020. The fair value of this guarantee at April 30, 2020 is considered to be immaterial.

Warranties

The Company generally provides assurance-type warranties for work performed under its construction contracts. The warranties cover defects in equipment, materials, design or workmanship, and most warranty periods typically run from nine to twenty-four months after the completion of construction on a particular project. Because of the nature of the Company’s projects, including project owner inspections of the work both during construction and prior to substantial completion, the Company has not experienced material unexpected warranty costs in the past. Warranty costs are estimated based on experience with the type of work and any known risks relative to each completed project. The accruals of liabilities, which are established to cover estimated future warranty costs, are recorded as the contracted work is performed, and they are included in the amounts of accrued expenses in the condensed consolidated balances sheets. The liability amounts may be periodically adjusted to reflect changes in the estimated size and number of expected warranty claims.

NOTE 8 – LEGAL CONTINGENCIES

In the normal course of business, the Company may also have pending claims and legal proceedings. It is the opinion of management, based on information available at this time, that there are no current claims and proceedings that could have a material adverse effect on the Company’s condensed consolidated financial statements except for the matter described below.

In January 2019, GPS filed a lawsuit against Exelon West Medway II, LLC and Exelon Generation Company, LLC (together referred to as “Exelon”) for Exelon’s breach of contract and failure to remedy various conditions which negatively impacted the schedule and the costs associated with the construction by GPS of a gas-fired power plant for Exelon in Massachusetts. As a result, the Company believes that Exelon has received the benefits of the construction efforts of GPS and the corresponding progress made on the project without making payments to GPS for the value received (see Note 4). In March 2019, Exelon provided GPS with a notice intending to terminate the EPC contract under which GPS had been providing services to Exelon. At that time, the construction project was nearly complete and both of the power generation units included in the plant had successfully reached first fire. The completion of various prescribed performance tests and the clearance of punch-list items were the primary tasks necessary to be accomplished by GPS in order to achieve substantial completion of the power plant. Nevertheless, and among other actions, Exelon provided contractual notice requiring GPS to vacate the construction site, asserting that GPS had failed to fulfill certain obligations under the contract and was in default, and has withheld payments from GPS on invoices rendered to Exelon in accordance with the terms of the contract between the parties.

With vigor, GPS intends to continue to assert its rights under the EPC contract, to pursue the collection of amounts owed under the EPC contract and to defend itself against the allegations that GPS has not performed in accordance with the contract. During Fiscal 2021, most of the litigation activities of the legal teams has focused on pre-trial preparations. The difficulties being experienced by the legal teams in completing certain discovery activities, due in part to COVID-19 restrictions, may result in the court granting an additional extension of the discovery closing date, which is currently July 31, 2020.

NOTE 9 – STOCK-BASED COMPENSATION

The Company’s board of directors may make awards under the 2011 Stock Plan (the “2011 Plan”) to officers, directors and key employees. Awards may include nonqualified stock options (“NSOs”), incentive stock options (“ISOs”), and restricted or unrestricted stock. The specific provisions for each award made pursuant to the terms of the 2011 Plan are documented in a written agreement between the Company and the awardee.

All stock options awarded under the 2011 Plan shall have an exercise price per share at least equal to the common stock’s market value on the date of grant. Stock options shall have terms no longer than ten years. Typically, stock options are awarded with one-third of each stock option vesting on each of the first three anniversaries of the corresponding award date. As of April 30, 2020, there were approximately 1.7 million shares of the Company’s common stock reserved for issuance under the 2011 Plan; this number includes 166,999 shares of common stock available for future awards.

In April 2020, the Company’s board of directors approved the Argan, Inc. 2020 Stock Plan (the “2020 Plan”). The activation of the 2020 Plan, and the allocation of 500,000 shares of the Company’s common stock for issuance thereunder, also requires the approval of the Company’s stockholders which is expected to occur at the Company’s 2020 Annual Meeting of Stockholders on June 23, 2020. The features of the 2020 Plan are similar to those included in the 2011 Plan which will expire in July 2021.

Summaries of stock option activity under the Company’s approved stock option plans for the three months ended April 30, 2020 and 2019, along with corresponding weighted average per share amounts, are presented below (shares in thousands):

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2020	1,271	$44.83	7.18	$11.06
Granted	172	$33.81
Exercised	(10)	$17.67
Forfeited	(2)	$46.35
Outstanding, April 30, 2020	1,431	$43.69	7.33	$10.45
Exercisable, April 30, 2020	874	$45.78	6.17	$11.74

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2019	1,140	$44.01	7.54	$11.22
Granted	92	$50.30
Exercised	(59)	$26.36
Forfeited	(14)	$51.13
Outstanding, April 30, 2019	1,159	$45.34	7.64	$11.42
Exercisable, April 30, 2019	729	$45.90	6.67	$11.97

The changes in the number of non-vested options to purchase shares of common stock for the three months ended April 30, 2020 and 2019, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Non-vested, February 1, 2020	448	$9.74
Granted	172	$5.68
Vested	(61)	$10.21
Forfeited	(2)	$11.68
Non-vested, April 30, 2020	557	$8.42

	Shares	Fair Value
Non-vested, February 1, 2019	375	$10.05
Granted	92	$11.68
Vested	(33)	$8.74
Forfeited	(4)	$11.68
Non-vested, April 30, 2019	430	$10.48

Pursuant to the terms of the 2011 Plan and as described in the corresponding written agreements with the executives, the Company awarded performance-based restricted stock units to two senior executives in April 2020, 2019 and 2018 covering 45,000, 36,000 and 36,000 maximum numbers of shares of common stock, respectively, plus a number of shares to be determined based on the amount of cash dividends deemed paid on shares earned pursuant to the awards. The release of the stock restrictions depends on the total return performance of the Company’s common stock measured against the performance of a peer-group of common stocks over three-year periods.

The award-date fair value amounts for restricted stock units were determined by using the per share market price of the Company’s common stock on the dates of award and the target number of shares for the awards (50% of the maximum number), by assigning equal probabilities to the thirteen possible payout outcomes at the ends of the three-year vesting periods, and by computing the weighted average of the outcome amounts. For each case, the estimated fair value amount was calculated to be 88.5% of the aggregate market value of the target number of shares on the award date.

The fair values of stock options and restricted stock units are recorded as stock compensation expense over the vesting periods of the corresponding awards. Expense amounts related to stock awards were $0.6 million and $0.4 million for the three months ended April 30, 2020 and 2019, respectively. At April 30, 2020, there was $3.6 million in unrecognized compensation cost related to outstanding stock awards that the Company expects to expense over the next three years.

The total intrinsic value amounts of the stock options exercised during the three months ended April 30, 2020 and 2019 were $0.3 million and $1.4 million, respectively. At April 30, 2020, the aggregate market value amounts of the shares of common stock subject to outstanding and exercisable stock options that were “in-the-money” exceeded the aggregate exercise prices of such options by $3.4 million and $2.7 million, respectively.

The Company estimates the weighted average fair value of stock options on the date of award using a Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company believes that its past stock option exercise activity is sufficient to provide it with a reasonable basis upon which to estimate the expected life of newly awarded stock options. Risk-free interest rates are determined by blending the rates for three to five year US Treasury notes. The dividend yield is based on the Company’s current annual dividend amount. The calculations of the expected volatility factors are based on the monthly closing prices of the Company’s common stock for the five-year periods preceding the dates of the corresponding awards. The fair value amounts of stock options granted during the three months ended April 30, 2020 and 2019 were estimated on the corresponding dates of the awards using the Black-Scholes option-pricing model reflecting the following weighted average assumptions:

	Three Months Ended April 30,
	2020	2019
Dividend yield	3.0%	2.0%
Expected volatility	30.0%	34.0%
Risk-free interest rate	0.5%	2.4%
Expected life (in years)	3.4	3.3

NOTE 10 – INCOME TAXES

Income Tax Expense Reconciliation

The Company’s income tax amounts for the three months ended April 30, 2020 and 2019 differed from corresponding amounts computed by applying the federal corporate income tax rate of 21% to the loss before income taxes for the periods as presented in the table below.

	Three Months Ended April 30,
	2020	2019
Computed expected income tax benefit	$1,102	$6,391
Differences resulting from:
Net operating loss carryback	4,175	—
Net operating losses deemed unrealizable	(695)	(5,316)
Foreign tax rate differential	(111)	(754)
Adjustments and other permanent differences	(17)	200
Income tax benefit	$4,454	$521

Foreign income tax expense amounts for the three months ended April 30, 2020 and 2019 were not material. A valuation allowance in the amount of $5.3 million was established against the deferred tax asset amount created by the net operating loss of APC’s subsidiary in the UK for the three months ended April 30, 2019. Due to the incurrence of additional loss, the allowance amount was increased by $0.7 million during the three months ended April 30, 2020.

Net Operating Loss Carryback

In an effort to combat the adverse economic impacts of the COVID-19 crisis, the US Congress passed the Coronavirus, Aid, Relief, and Economic Security Act (the “CARES Act”) that was signed into law on March 27, 2020. This wide-ranging legislation is an emergency economic stimulus package that includes spending and tax breaks aimed at strengthening the US economy and funding a nationwide effort to curtail the effects of the outbreak of COVID-19. The CARES Act has provided many opportunities for taxpayers to evaluate their 2018 and 2019 income tax returns to identify potential tax refunds.

One such area is the utilization of net operating losses (“NOLs”). The tax changes of the CARES Act remove the limitations on the future utilization of certain net operating losses and re-establish a carryback period for certain losses to five years. The net operating losses eligible for carryback under the CARES Act include the Company’s net operating loss for the year ended January 31, 2020, which was approximately $38.5 million. Substantially all of this loss now may be carried back for application against the Company’s taxable income for the year ended January 31, 2015. The carryback provides a favorable rate benefit for the Company as the loss, which was incurred in a year where the statutory federal tax rate was 21%, will be carried back to a tax year where the tax rate was higher. The amount of this benefit, approximately $4.2 million, was recorded in the three-month period ended April 30, 2020.

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

Based on the results of the study, management identified and estimated significant amounts of income tax benefits that were not previously recognized in the Company’s operating results for any prior year reporting period. The amount of research and development tax credit benefit recognized during the fourth quarter of Fiscal 2019 was $16.2 million. As described below, the IRS is examining the research and development credits that were included in the amendments of the Company’s consolidated federal income tax returns for the years ended January 31, 2016 and 2017 that were filed in January 2019. The Company does not believe that any significant unfavorable changes to its income taxes will arise from the completion of these examinations.

The amount of identified but unrecognized income tax benefits related to research and development credits as of April 30, 2020 was $5.0 million, for which the Company has established a liability for uncertain income tax return positions, most of which is included in accrued expenses. The amount of the liability was also $5.0 million as of January 31, 2020. The final outcome of these uncertain tax positions is not yet determinable. However, the Company does not expect that the amount of unrecognized tax benefits will significantly change due to any settlement and/or expiration of statutes of limitation over the next 12 months. As of April 30, 2020, the Company does not believe that it has any other material uncertain income tax positions reflected in its accounts.

As of April 30 and January 31, 2020, the balances of other current assets in the condensed consolidated balance sheet included income tax refunds and prepaid income taxes in the net amounts of approximately $21.4 and $14.5 million, respectively. The substantial portions of the income tax refunds are expected to be collected after the completion of the federal tax return examinations described below and the filing of the refund request related to the NOL carryback described above.

Income Tax Returns

The Company is subject to federal and state income taxes in the US, and income taxes in Ireland and the UK. Tax treatments within each jurisdiction are subject to the interpretation of the related tax laws and regulations which require significant judgment to apply. The Company is no longer subject to income tax examinations by authorities for its fiscal years ended on or before January 31, 2016 except for several notable exceptions including Ireland, the UK and several states where the open periods are one year longer.

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

Supplemental Cash Flow Information

The Company was not required to make any income tax payments during the three months ended April 30, 2020. The amount of cash paid for income taxes during the three months ended April 30, 2019 was $0.5 million. During the three months ended April 30, 2020 and 2019 the Company received cash refunds of previously paid income taxes from various taxing authorities in the total amounts of $0.8 million and $6.1 million, respectively.

NOTE 11 – NET LOSS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

Basic and diluted loss per share are computed as follows (shares in thousands except in note (1) below the charts):

	Three Months Ended April 30,
	2020	2019
Net loss attributable to the stockholders of Argan, Inc.	$(763)	$(29,800)

Weighted average number of shares outstanding - basic	15,643	15,583
Effects of stock awards (1)	—	—
Weighted average number of shares outstanding - diluted	15,643	15,583
Net loss per share attributable to the stockholders of Argan, Inc.
Basic	$(0.05)	$(1.91)
Diluted	$(0.05)	$(1.91)

(1)	For the three months ended April 30, 2020 and 2019, all common stock equivalents, which covered 1,483,151 and 1,190,913 shares of common stock, respectively, were considered to be antidilutive as the Company incurred a net loss for each period.

NOTE 12 – CASH DIVIDENDS

The Company’s board of directors declared a regular quarterly cash dividend of $0.25 per share of common stock on April 9, 2020, which was paid on April 30, 2020 to stockholders of record on April 22, 2020. During the three-month period ended April 30, 2019, the board of directors declared a regular quarterly cash dividend of $0.25 per share of common stock, which was paid on April 30, 2019.

NOTE 13 – CUSTOMER CONCENTRATIONS

The majority of the Company’s consolidated revenues relate to performance by the power industry services segment which provided 81% and 41% of consolidated revenues for the three months ended April 30, 2020 and 2019, respectively. The industrial services segment represented 16% and 55% of consolidated revenues for the three months ended April 30, 2020 and 2019, respectively.

The Company’s most significant customer relationships for the three months ended April 30, 2020 included two power industry service customers, which accounted for 61% and 17% of consolidated revenues, respectively. The Company’s most significant customer relationships for the three months ended April 30, 2019 included two power industry service customers which accounted for 17% and 14% of consolidated revenues, respectively.

The accounts receivable balance from one major customer represented 33% of the corresponding consolidated balance as of April 30, 2020, and accounts receivable balances from three major customers represented 24%, 21% and 12% of the corresponding consolidated balance as of January 31, 2020.

Invoiced amounts retained by three project owners were $10.3 million, $5.9 million and $4.0 million as of April 30, 2020, respectively, which in the aggregate represented 96% of the total customer retention amount at that date. Amounts retained by three project owners were $6.5 million, $5.9 million and $4.0 million as of January 31, 2020, respectively, which in the aggregate represented 82% of the total customer retention amount at that date. Retained amounts may be included in contract assets or reflected as contract liability reductions, depending on individual customer contract positions, as described in Note 2.

NOTE 14 – SEGMENT REPORTING

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

Intersegment revenues and the related cost of revenues are netted against the corresponding amounts of the segment receiving the intersegment services. For the three months ended April 30, 2020 and 2019, intersegment revenues totaled approximately $0.6 million and $0.5 million, respectively.

Summarized below are certain operating results and financial position data of the Company’s reportable business segments for the three months ended April 30, 2020 and 2019. The “Other” column in each summary includes the Company’s corporate expenses.

Three Months Ended April 30, 2020	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$48,612	$9,744	$1,792	$—	$60,148
Cost of revenues	45,710	8,982	1,447	—	56,139
Gross profit	2,902	762	345	—	4,009
Selling, general and administrative expenses	5,928	2,123	488	1,805	10,344
Loss from operations	(3,026)	(1,361)	(143)	(1,805)	(6,335)
Other income, net	1,024	—	—	64	1,088
Loss before income taxes	$(2,002)	$(1,361)	$(143)	$(1,741)	(5,247)
Income tax benefit					4,454
Net loss					$(793)

Amortization of intangible assets	$60	$165	$—	$—	$225
Depreciation	170	667	99	1	937
Property, plant and equipment additions	380	210	94	—	684

Current assets	$316,753	$22,916	$2,434	$113,633	$455,736
Current liabilities	163,674	8,184	793	455	173,106
Goodwill	18,476	9,467	—	—	27,943
Total assets	348,577	46,411	4,013	113,963	512,964

Three Months Ended April 30, 2019	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$20,203	$27,069	$2,272	$—	$49,544
Cost of revenues	44,526	24,271	1,773	—	70,570
Gross (loss) profit	(24,323)	2,798	499	—	(21,026)
Selling, general and administrative expenses	5,646	1,861	511	1,570	9,588
Impairment loss	2,072	—	—	—	2,072
(Loss) income from operations	(32,041)	937	(12)	(1,570)	(32,686)
Other income, net	2,100	—	—	152	2,252
(Loss) income before income taxes	$(29,941)	$937	$(12)	$(1,418)	(30,434)
Income tax benefit					521
Net loss					$(29,913)

Amortization of intangible assets	$87	$166	$46	$—	$299
Depreciation	168	560	100	1	829
Property, plant and equipment additions	1,062	815	97	11	1,985

Current assets	$281,759	$33,315	$2,893	$55,194	$373,161
Current liabilities	52,829	16,909	619	669	71,026
Goodwill	18,476	12,290	—	—	30,766
Total assets	310,354	61,893	4,569	56,345	433,161

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of April 30, 2020, and the results of their operations for the three months ended April 30, 2020 and 2019, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 that was filed with the SEC on April 14, 2020 (the “Annual Report”).

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. Our forward-looking statements, including those relating to the potential effects of the COVID-19 pandemic on our business, financial position and results of operations, are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in this Quarterly Report on Form 10-Q and our Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

We have disclosed in prior filings that APC has encountered significant operational and contractual challenges in completing the TeesREP construction project, which is a biomass-fired power plant under construction in Teesside, England.

By April 30, 2019, APC’s estimates of the unfavorable financial impacts on forecasted costs of the numerous and unique difficulties on this particular project, including weather delays, inefficiencies due to unanticipated scope and design changes from preliminary plans, project task re-sequencing and various work interruptions, had escalated substantially from the estimates prepared for the prior year-end. As a result, for the three-month period ended April 30, 2019, we reversed profit in the amount of $0.7 million that had been recorded in prior periods and recorded a loss related to this project in the amount of $27.6 million.

Based on analyses that have been continually updated over the last twelve months, management currently expects that the forecasted costs for the TeesREP project at completion will exceed projected revenues by approximately $36.2 million. The total amount of the expected loss on this project has been reflected in the condensed consolidated financial statements as of April 30, 2020, including $2.7 million in loss that was recorded during the three-month period ended April 30, 2020.

During the fourth quarter of Fiscal 2020, APC and its customer, the engineering, procurement and construction services contractor on the TeesREP project, agreed to operational and commercial terms for the completion of the project. At the time, this framework addressed the project schedule, payment terms, the scope of the remaining effort, performance guarantees and other terms and conditions for APC to reach substantial completion of its portion of the total project. Although this negotiation returned a meaningful amount of stability to the continuation of the project efforts, the framework did not resolve significant past commercial differences which may have to be addressed through applicable dispute resolution mechanisms. Currently, it is not possible to predict precisely how, when and on what terms (if any) the past commercial differences will be resolved.

Construction on the TeesREP project was suspended on March 24, 2020 due to the COVID-19 pandemic. At the time of the work suspension, APC had completed approximately 90% of its subcontracted work. The amount of the remaining contract loss reserve as of April 30, 2020 was approximately $4.1 million; the comparable balance at January 31, 2020 was $5.8 million. These balances were included in accrued expenses in the accompanying corresponding condensed consolidated balance sheets. The combined amounts of accounts receivable and contract assets related to the TeesREP project and included in the condensed consolidated balance sheets were $15.5 million as of April 30, 2020 and $19.2 million as of January 31, 2020. In addition, Argan has caused certain letters of credit to be issued to APC’s customer by our Bank and has provided a parent company performance guarantee related to the TeesREP project on behalf of APC (see Notes 6 and 7 to the accompanying condensed consolidated financial statements).

The future identification of additional adverse impacts on APC’s efforts to complete the TeesREP project, including any new problems that may arise related to the resumption of construction work before the COVID-19 outbreak is controlled and under the existing contractual structure, may result in additional losses that will be reflected in operating results when identified and quantified.

During August 2019, GPS received a full notice to proceed (“FNTP”) with activities under an EPC services contract to build a 1,875 MW combined cycle natural gas-fired power plant in Guernsey County, Ohio. The Guernsey Power Station was jointly developed by Caithness Energy, L.L.C. and Apex Power Group, LLC. The gradual ramp-up of activity on this project favorably impacted the condensed consolidated financial statements for the three months ended April 30, 2020 resulting in increased revenues for the power industry services segment as well as improved consolidated cash flow. Substantial completion of this project is currently scheduled to occur by the end of 2022.

Due substantially to the increasing revenues of GPS, consolidated revenues for the three months ended April 30, 2020 were $60.1 million, which represented an increase of $10.6 million, or 21.4%, from consolidated revenues of $49.5 million reported for the three months ended April 30, 2019. The revenues of the power industry services segment, including GPS, represented 80.8% and 40.8% of consolidated revenues for the three months ended April 30, 2020 and 2019, respectively. The revenues of TRC and SMC for the three months ended April 30, 2020 declined by 64.0% and 21.1%, respectively, from the comparable amounts reported for the three months ended April 30, 2019, and together represented 19.2% of consolidated revenues for the quarter ended April 30, 2020.

As reported by the business segments, the revenue results for the three months ended April 30, 2020 were mixed. However, we believe that all of our businesses were adversely impacted, to some degree, by difficulties presented by the COVID-19 outbreak. The results for APC were hurt by the postponement of Irish works projects and the suspension of construction activities on the TeesREP project. The challenges of managing the continuing activities of the Guernsey Power Station project during this period of various health and safety restrictions resulted in project spending by GPS falling slightly short of prior expectations. In addition, our consolidated revenues suffered from the effects of project delays by customers of both TRC and SMC attributable to the restrictive work environments caused by the pandemic.

Consolidated gross profit for the three months ended April 30, 2020 was $4.0 million, or 6.7% of the corresponding consolidated revenues, which reflected the favorable impact of higher revenues offset partially by the adverse impact of the additional contract loss recorded for the period. Our gross loss reported for the three months ended April 30, 2019 in the amount of $21.0 million was due to the loss recorded for the TeesREP project in the amount of $27.6 million, which was partially offset by the favorable gross profits reported by GPS, TRC and SMC for the period. For the three months ended April 30, 2020 and 2019, selling, general and administrative expenses were $10.3 million and $9.6 million, respectively.

We considered the unanticipated and sizable contract loss identified for the TeesREP project to be an event which triggered our assessment of the goodwill associated with APC and the recording of an impairment loss of $2.1 million for the three months ended April 30, 2019. The net amount of our other income, which includes primarily investment income earned on our cash equivalents and short-term investments, declined by $1.2 million to $1.1 million for the three months ended April 30, 2020.

As more fully described below, the income tax benefit recorded for the three months ended April 30, 2020 included primarily the benefit, in the estimated amount of $4.2 million, of the carryback of our consolidated NOL for the year ended January 31, 2020 to the tax year ended January 31, 2015. On the other hand, consistent with our treatment of the NOL of APC’s subsidiary in the UK last year, we did not record any income tax benefit related to the NOL of the UK subsidiary for the three months ended April 30, 2020.

Primarily due to the factors discussed above, the consolidated net loss attributable to our stockholders was $0.8 million, or $0.05 per diluted share, for the three months ended April 30, 2020. For the three months ended April 30, 2019, we reported a consolidated net loss attributable to our stockholders of $29.8 million, or $1.91 per diluted share.

Major Customer Contracts

On March 10, 2020, we announced that in late February 2020 GPS entered into an EPC services contract with ESC Brooke County Power I, LLC to construct the Brooke County Power plant, a 920 MW natural gas-fired power generation facility, in Brooke County, West Virginia. The facility is being developed by Energy Solutions Consortium, LLC and construction activities are currently scheduled to start in 2020 once financial close is achieved. On March 12, 2020, we announced that GPS had entered into an EPC services contract with NTE Connecticut, LLC to construct Killingly Energy Center, a 650 MW natural gas-fired power plant, in Killingly, Connecticut. The facility is being developed by NTE Energy, LLC (“NTE”). Construction activities are currently scheduled to start in 2020 once financial close is achieved. We anticipate adding the value of each of these new contracts to project backlog at times closer to their expected start dates.

At this time, for all of the contract awards with pending start dates including the two new contracts identified above, we cannot predict with certainty when the projects will commence. The start date for construction is generally controlled by the project owners.

We announced in March 2018 that GPS entered into an EPC services contract with an affiliate of NTE to construct an approximately 500 MW natural gas-fired power plant in Rockingham County, North Carolina. The Reidsville Energy Center will be similar to two gas-fired power plants substantially completed by GPS for NTE during Fiscal 2019, the Kings Mountain Energy Center located in Kings Mountain, North Carolina, and the Middletown Energy Center located in Middletown, Ohio. Due to project owner delays, including a grid connection dispute between the project owner and a public utility, contract activities have not yet started for this new project. If the current dispute with the public utility is not resolved on terms that move the project forward, we will most likely remove the value of the Reidsville Energy Center from project backlog.

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

The aggregate rated electrical output amount for the natural gas-fired power plants for which we have signed EPC services contracts is approximately 7.3 gigawatts with an aggregate contract value in excess of $3.0 billion. We include the value of an EPC services contract in project backlog when we believe that it is probable that the project will commence within a reasonable timeframe, among other factors. Our project backlog amount was approximately $1.3 billion at both April 30 and January 31, 2020. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects (project backlog is larger than the value of remaining unsatisfied performance obligations, or RUPO, on active contracts; see Note 2 to the accompanying condensed consolidated financial statements). Cancellations or reductions may occur that may reduce project backlog and our expected future revenues.

We have maintained that the delays in new business awards to GPS and the project construction starts of certain previously awarded projects relate to a variety of factors, especially in the northeast and mid-Atlantic regions of the US. Currently, we believe that the ability of the owners of fully developed gas-fired power plant projects to close on equity and permanent debt financing has been challenged by uncertainty in the capital markets. The viability of future power revenue forecasts by power plant owners and operators, particularly independent power producers, depends, to a significant degree, on the amount of future capacity supply secured for a particular power source located within the electricity region coordinated by PJM Interconnection LLC (“PJM”). For new power projects, lack of visibility regarding future capacity revenue streams complicates the search for equity and debt financing considerably. Most of our recently completed and awarded EPC service contracts relate to natural gas-fired power plants located within the geographic footprint of the electric power system operated by PJM, the regional transmission organization that coordinates the movement of wholesale electricity in all or parts of 13 states and the District of Columbia.

In December 2019, Federal regulators voted to effectively raise the bids of subsidized resources selling their power into the PJM wholesale capacity market. Clean energy advocates and other market observers feared the move by the regulators would severely hinder incentives intended to bring new zero emissions resources online, while favoring incumbent fossil fuels. PJM was provided 90 days to comply with the order and to provide regulators with a timeline for its next capacity auction. PJM had previously suspended all activities and deadlines relating to the base capacity auctions for the 2022/2023 and 2023/2024 electricity delivery years. PJM has submitted its compliance filing response to FERC for review and approval, including a proposed plan for restarting the capacity auctions. Uncertainty relating to PJM capacity auctions may continue to disrupt capital markets. As a result, our commencement of the new EPC power plant projects could be delayed until PJM releases new capacity auction bidding rules approved by the FERC regulators and announces future capacity auction schedules.

Besides the downturn in the demand for electric power during the COVID-19 outbreak in the US that is discussed below, other unfavorable factors include an increase in the amount of power generating capacity provided by renewable energy assets, improvements and decreasing prices in renewable energy storage solutions and increased environmental activism. Protests against fossil-fuel related energy projects continue to garner media attention and stir public skepticism about new pipelines resulting in project delays due to onsite protest demonstrations, indecision by local officials and lawsuits. Pipeline approval delays may jeopardize projects that are needed to bring supplies of natural gas to planned gas-fired power plant sites, thereby increasing the risk of power plant project delays or cancellations.

In the New England and mid-Atlantic regions of the US, power plant operators are challenged by the requirements of the Regional Greenhouse Gas Initiative, or “RGGI,” which is a cooperative effort by states in these regions to cap and reduce power sector carbon dioxide emissions. In addition, various cities, counties and states have adopted clean energy and carbon-free goals or objectives with achievement expected by a certain future date, typically 10 to 30 years out. These aspirational goals may increase the risk of a new power plant becoming a stranded asset long before the end of its otherwise useful economic life, which is a risk that potential equity capital providers may be unwilling to take. The difficulty in obtaining project equity financing and the other factors identified above, may be adversely impacting the planning and initial phases for the construction of new natural gas-fired power plants which continue to be deferred by project owners.

Market Outlook

Although the total amount of electricity generated by utility-scale power facilities in calendar year 2019 declined by 1.3% from the total amount in 2018, the 2019 amount was the second highest total annual amount of electricity generated by utility-scale power plants since 2010. In the reference case included in its Annual Energy Outlook 2020 released in January 2020, the US Energy Information Administration (the “EIA”) again forecasted slow but steady growth in net electricity generation through 2050 with average annual increases of slightly less than 1.0% per year. The growth rate is tempered by new electricity-efficient devices and production processes replacing older, less-efficient appliances, heating, cooling and ventilation systems and capital equipment.

Despite the overall decline in the amount of electricity generated in the US in 2019 and the increases in the amounts of electricity provided by utility-scale wind and solar power sources, the amount of electricity generated by natural gas-fired power plants rose by 7.7% during 2019, and it represented 38.4% of the total electric power generated in the US in 2019. The combined amount of power generated by the wind and the sun represented 10.8% of total utility-scale power generation in 2019. For 2018, the corresponding power shares were 35.2% and 9.9%, respectively. The amount of electricity generated from coal decreased by 15.7% in 2019 from its generation amount for 2018, and coal’s share of the total, utility-scale electricity generation mix declined from 27.4% for 2018 to 23.5% for 2019. During 2019, power companies retired or converted roughly 15,100 MW of coal-fired electricity generation, reported to be enough to power about 15 million homes. That retirement capacity reduction was second only to the record 19,300 MW of capacity shut down in 2015.

In summary, the share of the electrical power generation mix in the US fueled by natural gas, the sun and wind continued to rise during 2019, while the share fueled by coal continued its fall. Over the ten-year period ended in 2019, the amount of electrical power fueled by natural gas in the US increased by 72% while the amount of utility-scale power generated by coal fell by 45%. This dramatic shift is a primary cause of the significant reductions in the annual power plant emissions of carbon dioxide, sulfur dioxide and nitrogen oxides over this same ten-year period.

However, reduced economic activity in the US related to the COVID-19 pandemic has caused significant changes in energy supply and demand patterns. Crude oil prices, in particular, have fallen significantly since the beginning of 2020, largely driven by reduced oil demand because of COVID-19 mitigation efforts. Despite more recent stability, crude oil prices have remained at some of their lowest levels in more than 20 years causing some uncertainty related to the future supplies and prices for natural gas.

In its Short-Term Energy Outlook released in May 2020, EIA now forecasts that total electric power sector generation in the US will decline by 5% in 2020. Most of the expected decline is reflected in lower fossil fuel generation, especially at coal-fired power plants. EIA expects that coal-fired power plant generation will fall by 25% in 2020. The updated forecast for natural gas generation is that it will be relatively flat this year, reflecting currently favorable fuel costs and the addition of new generating capacity. Renewable energy sources are forecasted to account for the largest portion of new generating capacity in 2020, driving EIA’s forecast of 11% growth in renewable generation by the electric power sector. The ultimate adverse impacts of the COVID-19 outbreak in the US on the forecast of electricity generation over the long-term are not known at this time.

In the reference case of the 2020 outlook identified above, the EIA predicted that coal-fired and nuclear power generating capacity would decline by approximately 47% and 20% by 2050, respectively, representing only 13% and 12% shares of the electricity generation mix by 2050, respectively. It is important to note that most of the reduction in the coal-fired and nuclear capacity was already predicted to occur in the period 2020-2025. As a result, natural gas-fired power generating capacity was forecasted to increase by 26% over the next five years and by 67% by 2050 (before any adjustments for adverse and long-lasting effects of the COVID-19 pandemic on the demand for electricity). It is logical that this outlook represented the driver for the realization by at least certain power producers that the near-term addition of new natural gas-fired power plants to the utility-scale power generation fleet in the US is necessary. As a result, we have experienced meaningful growth in the number of new EPC service contracts awarded to us.

In our view, the competitive landscape in the EPC services market for natural gas-fired power plant construction has changed significantly. Several significant competitors have announced that they were exiting the market for a variety of reasons. Others have announced intentions to avoid entering into fixed-price contracts. While the competitive market remains dynamic, we expect that there will be fewer competitors for new gas-fired power plant EPC project opportunities in the foreseeable future.

We believe that the future long-term prospects for natural gas-fired power plant construction remain generally favorable as natural gas is the primary source for power generation in our country. Major advances in the safe combination of horizontal drilling techniques and hydraulic fracturing led to the boom in natural gas supplies which have been available at consistently low prices. The abundant availability of cheap, less carbon-intense and higher efficiency natural gas should continue to be a significant factor in the economic assessment of future power generation capacity additions. However, as identified above, stability in the availability of natural gas supplies and natural gas prices, particularly in the short-term, may be threatened due to pandemic-caused uncertainties.

Despite the pandemic, we believe that the development of natural gas-fired power generation facilities in the US should continue to provide new construction opportunities for us although, in the near term, the pace of new opportunities emerging may be restrained and the starts of awarded EPC projects may be delayed. We are committed to the rational pursuit of new construction projects and the future growth of our revenues. This may result in our decision to make investments in the development and/or ownership of new projects. Because we believe in the strength of our balance sheet, we are willing to consider certain opportunities that include reasonable and manageable risks in order to assure the award of the related EPC services contract to us. We believe that the Company has a reputation as an accomplished and cost-effective provider of EPC and other large project construction contracting services. We are convinced that the recent series of new EPC projects awarded to us confirms the soundness of our belief. With the proven ability to deliver completed power facilities, particularly combined cycle, natural gas-fired power plants, we are focused on expanding our position in the power markets where we expect investments to be made based on forecasts of electricity demand covering decades into the future. We believe that our expectations are valid and that our plans for the future continue to be based on reasonable assumptions.

Impacts of the COVID-19 Pandemic on Our Business Operations

The world-wide COVID-19 pandemic began to impact our businesses noticeably in March 2020, most significantly overseas.

During the three month-period ended April 30, 2020, almost all planned power plant outage and maintenance projects in Ireland were postponed for an indefinite period other than emergency tasks, which necessitated the temporary furlough of a significant number of APC’s skilled and semi-skilled workers. Construction on the TeesREP project was suspended on March 24, 2020 due to the COVID-19 pandemic, pending preparations being made by the contractors and subcontractors to comply with new and evolving government guidance concerning public health protocols. Only a small number of critical maintenance staff remains on site. APC has obtained emergency governmental payroll subsidies and other government support that is available in Ireland and the UK for the benefit of furloughed and terminated employees.

At the time of the suspension of work on the TeesREP project, APC had completed approximately 90% of its subcontracted work. Nonetheless, the project shutdowns had a meaningful impact on the revenues of APC for the quarter ended April 30, 2020 which declined by about 25% from the revenues reported for the prior consecutive quarter. The dates on which the operations of APC will resume unrestricted operations and the ultimate impacts of the health crisis on the future revenues and financial performance of APC are not known.

In the state of Ohio, the location of the Guernsey Power Station, our most significant active project, the construction and building trades were among the professions allowed to continue working by its governor. To the extent possible under the circumstances, current work on the project, which includes primarily site preparation efforts, design engineering and early phases of construction, has continued. The revenues earned during the quarter ended April 30, 2020 based on the activity on this project represented a significant portion of our consolidated revenues for the quarter. However, as the project ramps-up into heavier construction phases later this year, COVID-19 impacts could become more meaningful. GPS is monitoring supply-chain issues for impacts on equipment delivery delays related to the COVID-19 health crisis and the recent executive order placing restrictions on the foreign supplied components installed in our nation’s electric grid in the name of national security.

The ultimate impacts of the health crisis and/or the executive order on the Guernsey project and on the future revenues and financial performance of GPS are not known. The force majeure clauses of our fixed-price construction contracts, including the EPC contract for Guernsey Power Station, do provide relief that will help to mitigate certain of these adverse effects.

Even before the onset of the outbreak and related restrictions, the revenues of TRC and SMC for the first quarter of the fiscal year ending January 31, 2021 were expected to be less than revenues of the comparable period of the prior year. However, the revenues of both of these businesses for the three months ended April 30, 2020 were negatively impacted by project delays attributable to the restrictive COVID-19 business environment. Future revenues of these businesses for Fiscal 2021 may also be adversely impacted by COVID-19 effects.

The decline in interest rates during the pandemic period has reduced our cash investment returns meaningfully. However, as described below, the emergency legislation that has been enacted by the US government in response to the COVID-19 health crisis, allows us to carryback the NOL incurred by us last year, as determined for federal income tax reporting purposes, to our income tax reporting year ended January 31, 2015. The favorable effect of the carryback was recorded and is included in the income tax benefit reported by us for the quarter ended April 30, 2020.

The administrative and operational support staffs at the subsidiaries and corporate headquarters have been maintained at pre-pandemic levels in general. Substantial amounts of required duties and responsibilities, including the timely filing of financial reports, have been fulfilled by staff members working remotely due to pandemic restrictions imposed by local and state authorities. Despite the migration from processes that have typically relied on the creation and maintenance of hard-copy evidence in order to document the operation of internal controls, we believe that our system of internal control over financial reporting has not been fundamentally altered and that the effectiveness of the design and operation of internal controls remained materially consistent during the three month-period ended April 30, 2020.

Comparison of the Results of Operations for the Three Months Ended April 30, 2020 and 2019

We reported a net loss attributable to our stockholders of $0.8 million, or $0.05 per diluted share, for the three months ended April 30, 2020. For the three months ended April 30, 2019, we reported a comparable net loss amount of $29.8 million, or $1.91 per diluted share.

The following schedule compares our operating results for the three months ended April 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended April 30,
	2020	2019	$ Change	% Change
REVENUES
Power industry services	$48,612	$20,203	$28,409	140.6%
Industrial fabrication and field services	9,744	27,069	(17,325)	(64.0)
Telecommunications infrastructure services	1,792	2,272	(480)	(21.1)
Revenues	60,148	49,544	10,604	21.4
COST OF REVENUES
Power industry services	45,710	44,526	1,184	2.7
Industrial fabrication and field services	8,982	24,271	(15,289)	(63.0)
Telecommunications infrastructure services	1,447	1,773	(326)	(18.4)
Cost of revenues	56,139	70,750	(14,611)	(20.7)
GROSS PROFIT (LOSS)	4,009	(21,026)	25,035	N/M
Selling, general and administrative expenses	10,344	9,588	756	7.9
Impairment loss	—	2,072	(2,072)	(100.0)
LOSS FROM OPERATIONS	(6,335)	(32,686)	26,351	80.6
Other income, net	1,088	2,252	(1,164)	(51.7)
LOSS BEFORE INCOME TAXES	(5,247)	(30,434)	25,187	82.8
Income tax benefit	4,454	521	3,933	755.9
NET LOSS	(793)	(29,913)	29,120	97.3
Net loss attributable to non-controlling interests	(30)	(113)	83	73.5
NET LOSS ATTRIBUTABLE TO
THE STOCKHOLDERS OF ARGAN, INC.	$(763)	$(29,800)	$29,037	97.4

N/M – Not meaningful.

Revenues

Power Industry Services

The revenues of the power industry services business increased by 140.6%, or $28.4 million, to $48.6 million for the three months ended April 30, 2020 compared with revenues of $20.2 million for the three months ended April 30, 2019, primarily due to the increasing revenues associated with the construction of the Guernsey Power Station. The revenues of this business represented approximately 80.8% of consolidated revenues for the quarter ended April 30, 2020 and approximately 40.8% of consolidated revenues for the prior year quarter. GPS reached substantial completion on four gas-fired power plant projects late in Fiscal 2019 and concluded activities on a fifth gas-fired power plant during the quarter ended April 30, 2019. As a result, the revenues of GPS declined substantially for the quarter ended April 30, 2019. The revenues of this segment for the three-month period ended April 30, 2019 also were negatively impacted by unfavorable adjustments related to the TeesREP project. As previously discussed above, a detailed review of this project by management for the quarter ended April 30, 2019 revealed the significant loss on this project which was recognized in the results of operations for the quarter.

Industrial Fabrication and Field Services

The revenues of industrial fabrication and field services (representing the business of TRC) provided 16.2% of consolidated revenues for the three months ended April 30, 2020, which reflected a reduction in revenues of $17.3 million, or 64.0%, to $9.7 million compared to revenues of $27.1 million for the three months ended April 30, 2019. With the completion of several large projects last year, TRC has been focused on rebuilding its business. Recent new project awards have increased TRC’s project backlog to approximately $38.3 million as of April 30, 2020 from $14.0 million at the beginning of the quarter.

The largest portion of the revenues of TRC continues to be provided by industrial field services. The major customers of TRC include some of North America’s largest forest products companies, large fertilizer producers as well as other chemical and energy companies with plants located in the southeast region of the US.

Telecommunications Infrastructure Services

The revenues of this business segment (representing the business of SMC) were $1.8 million for the three months ended April 30, 2020 compared with revenues of $2.3 million for the three months ended April 30, 2019.

Cost of Revenues

Despite the increase in consolidated revenues for the three months ended April 30, 2020 compared with last year’s first quarter, the consolidated cost of revenues declined between the quarters. These costs were $56.1 million and $70.8 million for the three months ended April 30, 2020 and 2019, respectively, a reduction of approximately 20.7%. Last year, our cost of revenues included the loss recorded by APC for the quarter ended April 30, 2019 in the amount of $27.6 million which had a significant unfavorable effect on our gross profit, causing us to report a consolidated gross loss for the quarter in the amount of $21.0 million.

For the three months ended April 30, 2020, we reported a consolidated gross profit of approximately $4.0 million which represented a gross profit percentage of approximately 6.7% of corresponding consolidated revenues. The gross profit percentage for the three months ended April 30, 2020 was adversely affected by the continuation of challenges confronting the management of the TeesREP project, now including the suspension of construction activities due to the COVID-19 outbreak, which resulted in our recording additional loss for this project in the amount of $2.7 million.

Selling, General and Administrative Expenses

These costs were $10.3 million and $9.6 million for the three months ended April 30, 2020 and 2019, respectively, representing 17.2% and 19.4% of consolidated revenues for the corresponding periods, respectively. The amount for the three months ended April 30, 2020 included the costs of maintaining core members of the operations staff at GPS whose time is typically charged to active projects to a greater degree, and the costs of maintaining intact the key staff organizations at corporate headquarters, GPS, TRC and SMC. We expect these costs, expressed as a percentage of corresponding revenues, to trend downward through the remaining quarters of Fiscal 2021 and next year, primarily driven by the expected increase in consolidated revenues over the same periods.

Impairment Loss

We did not consider the unfavorable results of TRC for the quarter ended April 30, 2020 to be a goodwill impairment assessment triggering event as a low level of revenues was expected while the significant growth in its project backlog since January 31, 2020, due to several recent and large project awards, was unexpected. APC recorded a substantial loss on TeesREP during the three months ended April 30, 2019. We considered the recognition of a contract loss of this magnitude to be an event triggering a re-assessment of the goodwill which resulted in our conclusion that the remaining balance was impaired. Accordingly, an impairment loss was recorded in April 2019 in the amount of $2.1 million.

Other Income

For the three months ended April 30, 2020 and 2019, the net amounts of other income were $1.1 million and $2.3 million, respectively, which represented a reduction of 51.7% between the comparable quarterly periods. The amounts reported for this line item reflect primarily investment income earned on funds maintained in a money market account and interest income earned on CDs. Although the aggregate amount of invested funds has increased between the quarters and since January 31, 2020, the significant drop in interest rates that has occurred during the COVID-19 pandemic has had a meaningful adverse effect on the returns earned on our invested funds.

Income Tax Benefits

We recorded a total income tax benefit for the three months ended April 30, 2020 in the amount of approximately $4.5 million, which reflected primarily the net operating loss carryback benefit discussed in the following paragraph.

In a response to the COVID-19 health crisis, the US Congress passed the CARES Act that was signed into law on March 27, 2020. This wide-ranging legislation is an emergency economic stimulus package that includes spending and tax breaks aimed at strengthening the US economy and funding a nationwide effort to curtail the effects of the outbreak of COVID-19. The CARES Act has provided many opportunities for taxpayers to evaluate their 2018 and 2019 income tax returns to identify potential tax refunds. One such area is the utilization of NOLs. The tax changes of the CARES Act remove the limitations on the future utilization of certain NOLs and re-establish a carryback period for certain losses to five years. The losses eligible for carryback under the CARES Act include our consolidated NOL for Fiscal 2020, which was approximately $38.5 million. Substantially all of this loss now may be carried back for application against our taxable income for the year ended January 31, 2015. This provides a favorable rate benefit for us as the loss, which was incurred in a year where the statutory federal tax rate was 21%, will be carried back to a tax year where the tax rate was a higher. The amount of this rate benefit, approximately $4.2 million, was recorded in the three-month period ended April 30, 2020.

We estimate that our annual effective income tax rate for Fiscal 2021 before discrete items will approximate 27.8%. This tax rate differs from the statutory federal tax rate of 21% due primarily to the unfavorable effects of permanent differences relating to nondeductible travel and entertainment expenses, certain nondeductible executive compensation and interest income earned on our notes receivable from the VIE.

We recorded an income tax benefit for the three months ended April 30, 2019 in the amount of approximately $0.5 million which primarily reflected the tax benefit of the loss incurred by our domestic operations. We did not record any income tax benefit related to the net loss reported by APC’s UK operations for the period.

Liquidity and Capital Resources as of April 30, 2020

At April 30 and January 31, 2020, our balances of cash and cash equivalents were $262.9 million and $167.4 million, respectively. During this same period, our working capital increased by $4.9 million to $282.6 million as of April 30, 2020 from $277.7 million as of January 31, 2020.

The net amount of cash provided by operating activities for the three months ended April 30, 2020 was $40.2 million. The sources of cash for the period included a temporary increase in the balance of contract liabilities, primarily associated with the early phases of the Guernsey Power Station construction, and a reduction in the balances of accounts receivable, primarily at the TRC and APC operations, in the amounts of $37.1 million and $15.0 million, respectively. In addition, our net loss for the quarter ended April 30, 2020 was more than offset by the favorable adjustments related to non-cash income and expense items, which represented a net source of cash in the total amount of $9.6 million. As suggested above, our income tax accounting for the quarter ended April 30, 2020 included an entry to record the carryback of our net operating loss incurred for the year ended January 31, 2020 to our tax year ended January 31, 2015. The loss carryback should result in a refund of federal income taxes in the amount of $12.3 million. This tax refund receivable has been included in the balance of other current assets as of April 30, 2020, which was the primary cause of the increase in this balance of $13.6 million during the quarter, a use of cash. The Company used cash in operations during the three months ended April 30, 2020 in the amount of $8.2 million to reduce the level of accounts payable and accrued expenses.

A primary source of cash for the three months ended April 30, 2020 was the net maturities of short-term investments, certificates of deposit issued by the Bank, in the amount of $60.0 million. Non-operating activities used cash during the three months ended April 30, 2020, including the payment of a quarterly cash dividend in the total amount of $3.9 million and capital expenditures in the amount of $0.7 million. As of April 30, 2020, there were no restrictions with respect to inter-company payments from GPS, TRC, APC or SMC to the holding company. However, during the prior year, certain loans made by Argan to APC were determined to be uncollectible.

Last year, the net amount of cash used by operating activities for the three months ended April 30, 2019 was $36.4 million. Our net loss for the period, offset partially by the favorable adjustments related to non-cash income and expense items, used cash in the total amount of $26.2 million. Due substantially to the increased activity at TRC, accounts receivable increased during the three months ended April 30, 2019, representing a use of cash in the amount of $12.0 million. The Company also used cash during the three months ended April 30, 2019 in the amount of $10.5 million to reduce the level of accounts payable and accrued liabilities.

However, the net balance of contract assets and liabilities declined by $8.4 million during the quarter due primarily to a reduction in the amount of costs incurred and estimated earnings recognized on certain active projects in excess of the amounts billed on those projects, which represented a source of cash. Due primarily to the receipt of expected income tax refunds, the balance of other assets decreased by $4.0 million during the three months ended April 30, 2019, a source of cash.

A primary source of cash required to fund operations during the three months ended April 30, 2019 was the net maturity of short-term investments in the amount of $9.0 million. Cash proceeds in the amount of $1.6 million were received from the exercise of stock options during the quarter. Non-operating activities used cash during the three months ended April 30, 2019, including primarily the payment of a quarterly cash dividend in the total amount of $3.9 million. Our operating subsidiaries also used cash during the three-month period ended April 30, 2019 in the amount of $2.0 million to fund capital expenditures.

At April 30, 2020, most of our balance of cash and cash equivalents was invested in a money market fund with most of its total assets invested in cash, US Treasury obligations and repurchase agreements secured by US Treasury obligations. Most of our domestic operating bank accounts are maintained with the Bank. We do maintain certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the UK in support of the operations of APC.

Our Credit Agreement, which expires on May 31, 2021, includes the following features, among others: a lending commitment of $50.0 million including a revolving loan with interest at the 30-day LIBOR plus 2.0%, and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions. We may use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business as defined by the Bank. At April 30, 2020, we had $9.3 million of outstanding letters of credit issued under the Credit Agreement. However, we had no outstanding borrowings. Additionally, in connection with the current project development activities by a VIE, the Bank issued a letter of credit, outside the scope of the Credit Agreement, in the approximate amount of $3.4 million for which the Company has provided cash collateral.

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement requires that we comply with certain financial covenants at our fiscal year-end and at each fiscal quarter-end, and includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. At April 30 and January 31, 2020, we were compliant with the financial covenants of the Credit Agreement.

In the normal course of business and for certain major projects, we may be required to obtain surety or performance bonding, to provide parent company guarantees, or to cause the issuance of letters of credit (or some combination thereof) in order to provide performance assurances to clients on behalf of one of our contractor subsidiaries.

For example, we maintain a variety of commitments that are generally made available to provide support for various commercial provisions in our construction contracts. For certain projects, we are required by project owners to provide guarantees related to our services or work. If our services under a guaranteed project would not be completed or would be determined to have resulted in a material defect or other material deficiency, then we may be responsible for monetary damages or other legal remedies. Certain project owners may request that we obtain surety bonds for their benefit in connection with EPC services contract performance obligations. As is typically required by any surety bond, the Company would be obligated to reimburse the issuer of any surety bond issued on behalf of a subsidiary for any cash payments made thereunder. The commitments under performance bonds generally end concurrently with the expiration of the related contractual obligation. Not all of our projects require bonding. As of April 30, 2020, the revenue value of the Company’s unsatisfied bonded performance obligations was less than the value of RUPO disclosed in Note 2 to the accompanying condensed consolidated financial statements. In addition, as of April 30, 2020, there were bonds outstanding in the aggregate amount of approximately $152 million covering other risks including warranty obligations related to projects completed by GPS; these bonds expire at various dates during the years ending January 31, 2021 and 2022.

When sufficient information about claims related to our performance on projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such guaranteed losses. As our subsidiaries are wholly-owned, any actual liability related to contract performance is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. Any amounts that we may be required to pay in excess of the estimated costs to complete contracts in progress as of April 30, 2020 are not estimable.

On behalf of APC, Argan provided a parent company performance guarantee to its customer, the EPC services contractor on the TeesREP project, and caused the Bank to issue letters of credit as security (see Notes 6 and 7 to the accompanying condensed consolidated financial statements). As disclosed above, these letters of credit represent a little over 70% of the amount of outstanding credit under the Credit Agreement as of April 30, 2020.

We have also provided a financial guarantee on behalf of GPS to an original equipment manufacturer in the amount of $3.6 million to support project developmental efforts which resulted in the award of an EPC services contract to GPS.

We believe that cash on hand, cash that will be provided from the maturities of short-term investments and cash generated from our future operations, with or without funds available under our line of credit, will be adequate to meet our general business needs in the foreseeable future. For the quarter ended April 30, 2020, to assure an optimum level of liquidity during this period of uncertainty and to mitigate the market risks represented by the COVID-19 pandemic, management decided to temporarily maintain larger balances of cash and cash equivalents relative to short-term investments.

In general, we maintain significant liquid capital on our balance sheet to help ensure our ability to maintain bonding capacity and to provide parent company performance guarantees for EPC and other construction projects. Any future acquisitions, or other significant unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

The following table presents the determinations of EBITDA for the three months ended April 30, 2020 and 2019, respectively (amounts in thousands):

	Three Months Ended April 30,
	2020	2019
Net loss, as reported	$(793)	$(29,913)
Income tax benefit	(4,454)	(521)
Depreciation	937	829
Amortization of purchased intangible assets	225	299
EBITDA	(4,085)	(29,306)
EBITDA of non-controlling interests	(30)	(115)
EBITDA attributable to the stockholders of Argan, Inc.	$(4,055)	$(29,191)

As we believe that our net cash flow provided by or used in operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows provided by or used in operating activities that are presented in our condensed consolidated statements of cash flows for the three months ended April 30, 2020 and 2019 (amounts in thousands).

	Three Months Ended April 30,
	2020	2019
EBITDA	$(4,085)	$(29,306)
Current income tax benefit	12,668	780
Stock option compensation expense	642	413
Impairment loss	—	2,072
Other non-cash items	328	25
Decrease (increase) in accounts receivable	14,980	(12,049)
(Increase) decrease in other assets	(13,600)	3,808
Decrease in accounts payable and accrued expenses	(8,230)	(10,497)
Change in contracts in progress, net	37,484	8,372
Net cash provided by (used in) operating activities	$40,187	$(36,382)

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

We consider the accounting policies related to revenue recognition on long-term construction contracts; income tax reporting; the accounting for business combinations; the subsequent valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee stock options; and the financial reporting associated with any significant claims or legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for special purpose entities including joint ventures and variable interest entities. An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report. During the three-month period ended April 30, 2020, there have been no material changes in the way we apply the critical accounting policies described therein.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which, among other changes, eliminates the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the expected loss for the entire year. In these instances, the estimated annual effective income tax rate shall be used to calculate the tax without limitation. The new standard also requires the recognition of a franchise (or similar) tax that is partially based on income as an income-based tax and the recording of any incremental tax that is incurred by us as a non-income based tax. The requirements of this new guidance, effective for us on February 1, 2021, are not expected to alter our accounting for income taxes.

In 2016, the FASB also issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The requirements of this new standard cover, among other provisions, the methods that businesses shall use to estimate amounts of credit losses. As subsequently amended, the adoption of this new guidance, which became effective for us on February 1, 2020, did not affect our consolidated financial statements.

There are no other recently issued accounting pronouncements that have not yet been adopted that we consider material to our consolidated financial statements. As required for us, we adopted ASU 2016-02, Leases, as of February 1, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of April 30, 2020, we had no outstanding borrowings under our financing arrangements with the Bank (see Note 6 to the accompanying condensed consolidated financial statements), which provide a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at 30-day LIBOR plus 2.0%. During the three months ended April 30, 2020 and 2019, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk.

Financial markets around the globe are preparing for the discontinuation of LIBOR at the end of 2021 as the widely used indicator of basis for short-term lending rates. The transition from LIBOR is market-driven, not a change required by regulation. The US and other countries are currently working to replace LIBOR with alternative reference rates. We do not expect that the replacement of LIBOR as the basis for the determination of our short-term borrowing rate will have significant effects on the financial arrangements with the Bank or our financial reporting.

As of April 30, 2020, the weighted average annual interest rate on our short-term investments of $100.6 million was 1.75%. To illustrate the potential impact of changes in interest rates on our results of operations, we present the following hypothetical analysis, which assumes that our condensed consolidated balance sheet as of April 30, 2020 remains constant, and no further actions are taken to alter our existing interest rate sensitivity, including reinvestments.

As the weighted average annual interest rate on our short-term investments held at April 30, 2020 was 1.75%, the largest decrease in the interest rates presented below is 175 basis points (dollars in thousands).

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Decrease (Increase) in Loss (pre-tax)
Up 300 basis points	$509	$—	$509
Up 200 basis points	339	—	339
Up 100 basis points	170	—	170
Down 100 basis points	(170)	—	(170)
Down 175 basis points	(288)	—	(288)

We also maintain funds in a money market account (see Note 3 of the accompanying condensed consolidated financial statements). The balance of these funds, which were classified as cash equivalents in our condensed consolidated balance sheet as of April 30, 2020, was $169.8 million with earnings based on an annual yield of 0.19%. The significant drop in interest rates during the three months ended April 30, 2020 has caused a significant reduction in the investment returns earned on these funds by us. At January 31, 2020, our money market funds were providing earnings based on an annual yield of 1.49%.

With the consolidation of APC, we are subject to the effects of translating the financial statements of APC from its functional currency (Euros) into our reporting currency (US dollars). Such effects are recognized in accumulated other comprehensive loss, which is net of tax when applicable. APC remeasures transactions and subsidiary financial statements denominated in local currencies to Euros. Gains and losses on the remeasurements are recorded in the other income line of our condensed consolidated statements of earnings.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of April 30, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to the Company and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure in the reports.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.   LEGAL PROCEEDINGS

Included in Note 8 to the condensed consolidated financial statements that are included in Item 1 of Part I of this Quarterly Report on Form 10-Q is the discussion of the status of a specific legal proceeding as of April 30, 2020. In the normal course of business, we may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

 ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report.

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

ARGAN, INC.

June 9, 2020	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

June 9, 2020	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary