Form 10-Q
period 2020-07-31
ARGAN INC
filed 2020-09-09
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2020

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer ”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐

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

Common stock, $0.15 par value: 15,669,969 shares as of September 5, 2020.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
REVENUES	$87,492	$63,059	$147,640	$112,603
Cost of revenues	71,862	60,094	128,001	130,664
GROSS PROFIT (LOSS) (Note 2)	15,630	2,965	19,639	(18,061)
Selling, general and administrative expenses	9,085	10,038	19,429	19,626
Impairment loss	—	—	—	2,072
INCOME (LOSS) FROM OPERATIONS	6,545	(7,073)	210	(39,759)
Other income, net	451	1,642	1,539	3,894
INCOME (LOSS) BEFORE INCOME TAXES	6,996	(5,431)	1,749	(35,865)
Income tax (expense) benefit (Note 10)	(1,397)	6,411	3,057	6,932
NET INCOME (LOSS)	5,599	980	4,806	(28,933)
Net loss attributable to non-controlling interests	(10)	(174)	(40)	(287)
NET INCOME (LOSS) ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	5,609	1,154	4,846	(28,646)

Foreign currency translation adjustments	(83)	(6)	(329)	(1,060)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$5,526	$1,148	$4,517	$(29,706)

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC. (Note 11)
Basic	$0.36	$0.07	$0.31	$(1.84)
Diluted	$0.36	$0.07	$0.31	$(1.84)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	15,653	15,633	15,648	15,608
Diluted	15,788	15,757	15,767	15,608

CASH DIVIDENDS PER SHARE (Note 12)	$1.25	$0.25	$1.50	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	July 31,	January 31,
	2020	2020
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$382,424	$167,363
Short-term investments	25,204	160,499
Accounts receivable, net	29,660	37,192
Contract assets	26,523	33,379
Other current assets (Note 10)	39,645	23,322
TOTAL CURRENT ASSETS	503,456	421,755
Property, plant and equipment, net	21,692	22,539
Goodwill	27,943	27,943
Other purchased intangible assets, net	4,550	5,001
Deferred taxes	—	7,894
Right-of-use and other assets	3,466	2,408
TOTAL ASSETS	$561,107	$487,540

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$41,242	$35,442
Accrued expenses (Note 10)	36,185	35,907
Contract liabilities	156,008	72,685
TOTAL CURRENT LIABILITIES	233,435	144,034
Deferred taxes	642	—
Other noncurrent liabilities	2,883	2,476
TOTAL LIABILITIES	236,960	146,510

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 15,673,202 and 15,638,202 shares issued at July 31 and January 31, 2020, respectively; 15,669,969 and 15,634,969 shares outstanding at July 31 and January 31, 2020, respectively	2,351	2,346
Additional paid-in capital	150,847	148,713
Retained earnings	170,653	189,306
Accumulated other comprehensive loss	(1,445)	(1,116)
TOTAL STOCKHOLDERS’ EQUITY	322,406	339,249
Non-controlling interests	1,741	1,781
TOTAL EQUITY	324,147	341,030
TOTAL LIABILITIES AND EQUITY	$561,107	$487,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2020 AND 2019

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional		Accumulated
	Outstanding	Par	Paid-in	Retained	Other Comprehensive	Non-controlling	Total
	Shares	Value	Capital	Earnings	Loss	Interests	Equity
Balances, May 1, 2020	15,644,969	$2,347	$149,531	$184,633	$(1,362)	$1,751	$336,900
Net income (loss)	—	—	—	5,609	—	(10)	5,599
Foreign currency translation loss	—	—	—	—	(83)	—	(83)
Stock compensation expense	—	—	772	—	—	—	772
Stock option exercises	25,000	4	544	—	—	—	548
Cash dividends	—	—	—	(19,589)	—	—	(19,589)
Balances, July 31, 2020	15,669,969	$2,351	$150,847	$170,653	$(1,445)	$1,741	$324,147

Balances, May 1, 2019	15,633,302	$2,346	$146,932	$213,921	$(1,400)	$(309)	$361,490
Net income (loss)	—	—	—	1,154	—	(174)	980
Foreign currency translation loss	—	—	—	—	(6)	—	(6)
Stock compensation expense	—	—	513	—	—	—	513
Cash dividends	—	—	—	(3,908)	—	—	(3,908)
Balances, July 31, 2019	15,633,302	$2,346	$147,445	$211,167	$(1,406)	$(483)	$359,069

Balances, February 1, 2020	15,634,969	$2,346	$148,713	$189,306	$(1,116)	$1,781	$341,030
Net income (loss)	—	—	—	4,846	—	(40)	4,806
Foreign currency translation loss	—	—	—	—	(329)	—	(329)
Stock compensation expense	—	—	1,414	—	—	—	1,414
Stock option exercises	35,000	5	720	—	—	—	725
Cash dividends	—	—	—	(23,499)	—	—	(23,499)
Balances, July 31, 2020	15,669,969	$2,351	$150,847	$170,653	$(1,445)	$1,741	$324,147

Balances, February 1, 2019	15,573,869	$2,337	$144,961	$247,616	$(346)	$(196)	$394,372
Net loss	—	—	—	(28,646)	—	(287)	(28,933)
Foreign currency translation loss	—	—	—	—	(1,060)	—	(1,060)
Stock compensation expense	—	—	926	—	—	—	926
Stock option exercises	59,433	9	1,558	—	—	—	1,567
Cash dividends	—	—	—	(7,803)	—	—	(7,803)
Balances, July 31, 2019	15,633,302	$2,346	$147,445	$211,167	$(1,406)	$(483)	$359,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,806	$(28,933)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred income tax expense (benefit)	8,536	(6,722)
Depreciation	1,858	1,711
Stock compensation expense	1,414	926
Lease expense	793	382
Amortization of purchased intangible assets	451	592
Changes in accrued interest on short-term investments	295	299
Impairment loss	—	2,072
Other	104	43
Changes in operating assets and liabilities
Accounts receivable	7,532	(9,835)
Contract assets	6,856	6,615
Other assets	(17,781)	2,722
Accounts payable and accrued expenses	4,714	(16,445)
Contract liabilities	83,323	(6,591)
Net cash provided by (used in) operating activities	102,901	(53,164)

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	145,000	104,000
Purchases of short-term investments	(10,000)	(35,000)
Purchases of property, plant and equipment	(1,133)	(3,043)
Net cash provided by investing activities	133,867	65,957

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of cash dividends	(23,499)	(7,803)
Proceeds from the exercise of stock options	725	1,567
Net cash used in financing activities	(22,774)	(6,236)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	1,067	(165)
NET INCREASE IN CASH AND CASH EQUIVALENTS	215,061	6,392
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	167,363	164,318
CASH AND CASH EQUIVALENTS, END OF PERIOD	$382,424	$170,710

SUPPLEMENTAL CASH FLOW INFORMATION (Notes 7 and 10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

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

Through GPS and APC, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance, project development, technical and other consulting services to the power generation market, including the renewable energy sector. The wide range of customers includes independent power producers, public utilities, power plant equipment suppliers and global energy plant construction firms with projects located in the continental United States (the “US”), the Republic of Ireland (“Ireland”) and the United Kingdom (the “UK”). Including consolidated variable interest entities (“VIEs”), GPS and APC represent the Company’s power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the  southeast region of the US and that are based on its expertise in producing, delivering and installing fabricated metal components such as piping systems and pressure vessels. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region of the US.

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

The condensed consolidated balance sheet as of July 31, 2020, the condensed consolidated statements of earnings and stockholders’ equity for the three and six months ended July 31, 2020 and 2019, and the condensed consolidated statements of cash flows for the six months ended July 31, 2020 and 2019 are unaudited. The condensed consolidated balance sheet as of January 31, 2020 has been derived from audited financial statements. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the US Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto, and the independent registered public accounting firm’s report thereon, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (“Fiscal 2020”).

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of July 31, 2020, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

In 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The requirements of this new standard cover, among other provisions, the methods that businesses shall use to estimate amounts of uncollectible notes and accounts receivable. Adoption of this new guidance, which became effective for the Company on February 1, 2020, did not affect the Company's consolidated financial statements.

There are no other recently issued accounting pronouncements that have not yet been adopted that the Company considers material to its condensed consolidated financial statements.

The carrying value amounts presented in the condensed consolidated balance sheets for the Company’s current assets, which primarily include cash and cash equivalents, short-term investments, accounts receivable and contract assets, and its current liabilities are reasonable estimates of their fair values due to the short-term nature of these items.

Variable Interest Entity

In January 2018, the Company was deemed to be the primary beneficiary of a VIE that is performing the project development activities related to the planned construction of a new natural gas-fired power plant. Consideration for the Company’s engineering and financial support includes the right to build the power plant pursuant to a turnkey engineering, procurement and construction (“EPC”) services contract that has been negotiated and announced. The account balances of the VIE are included in the condensed consolidated financial statements, including development costs incurred by the VIE during the three and six-month periods ended July 31, 2020 and 2019. The total amounts of the project development costs included in the balances for property, plant and equipment as of July 31 and January 31, 2020 were $7.3 million and $6.9 million, respectively.

NOTE 2 – REVENUES FROM CONTRACTS WITH CUSTOMERS

The Company's recognition of revenues under contracts with customers is based on a single comprehensive five-step model that requires reporting entities to:

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

Contract assets generally include amounts that represent the rights to receive payment for goods or services that have been transferred to the project owner, with the rights conditional upon something other than the passage of time. Contract liabilities generally include the amounts that reflect obligations to provide goods or services for which payment has been received. The balances of accounts receivable exclude billed amounts which, pursuant to the terms of the applicable contract, are not paid by project owners until a defined phase of a contract or project has been completed and accepted. These retained amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. Retention amounts and the length of retention periods may vary. Retention amounts related to active contracts are considered current regardless of the term of the applicable contract; such amounts are generally collected by the completion of the applicable contract. The total of amounts retained by project owners under construction contracts at July 31 and January 31, 2020 were $27.2 million and $20.0 million, respectively.

Variable Consideration

Amounts for contract variations for which the Company has project-owner directive for additional work or other scope change, but not for the price associated with the corresponding additional effort, are included in the transaction price when it is considered probable that the applicable costs will be recovered through a modification to the contract price. The effects of any revision to a transaction price can be determined at any time and they could be material. The Company may include in the corresponding transaction price a portion of the amount claimed in a dispute that it expects to receive from a project owner. Once a settlement of the dispute has been reached with the project owner, the transaction price may be revised again to reflect the final resolution. The aggregate amount of such contract variations included in the transaction prices that were used to determine project-to-date revenues at July 31, 2020 and January 31, 2020 were $8.9 million and $20.6 million, respectively. Variations related to the Company’s contracts typically represent modifications to the existing contracts and performance obligations, and do not represent new performance obligations. Actual costs related to any changes in the scope of the corresponding contract are expensed as they are incurred. Changes to total estimated contract costs and losses, if any, are reflected in operating results for the period in which they are determined.

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

Accounting for the Loss Subcontract

In its Form 10-K Annual Report for the year ended January 31, 2019 (“Fiscal 2019”), the Company disclosed that APC was completing the mechanical installation of the boiler for a biomass-fired power plant under construction in Teesside, England (the “TeesREP Project”) that had encountered significant operational and contractual challenges. The consolidated operating results for the year ended January 31, 2019 reflected unfavorable gross profit adjustments related to this project. The disclosure explained that the construction project was behind the schedule originally established for the job and warned that the TeesREP Project may continue to impact the Company’s consolidated operating results negatively until it reaches completion.

Subsequent to the release of the Company’s consolidated financial statements for Fiscal 2019, APC’s estimates of the costs of the unfavorable financial impacts of the difficulties on the TeesREP Project escalated substantially. For the three-month period ended April 30, 2019, the Company recorded a loss related to this project in the amount of $27.6 million and reversed profit in the amount of $0.7 million that had been recorded in prior periods. For the three-month period ended July 31, 2019, APC recorded additional loss related to the TeesREP Project in the amount of $3.4 million. Based on analyses that have been continually updated since then, management currently expects that the forecasted costs at completion for the TeesREP Project will exceed projected revenues by approximately $32.3 million, which is the amount of the expected loss that has been reflected in the condensed consolidated financial statements as of July 31, 2020.

Construction activities on the TeesREP Project were suspended on March 24, 2020 due to the COVID-19 pandemic. At that time, APC had completed approximately 90% of its subcontracted work. As a condition for resuming its efforts on the TeesREP Project, APC entered into an amendment to the subcontract with its customer, effective June 1, 2020, covering the various terms and conditions for completion of the installation of the boiler (“Amendment No. 2”). The agreement represents a global settlement of past commercial differences with both parties making significant concessions, and converts the billing arrangements for the remaining work to a time-and-materials basis.

Despite the change to the billing arrangements, Amendment No. 2 has been treated as a modification of the original subcontract as the arrangement continues to represent a single performance obligation to its customer, the delivery of a complete functioning and integrated boiler, that was only partially satisfied when the modification to the subcontract occurred. Accordingly, the accounting for the modification of the subcontract resulted in a reduction to the subcontract loss, recorded during the three months ended July 31, 2020, in the approximate amount of $4.2 million. Additionally, project-related adjustments in the total amount of approximately $1.9 million were made to the accounts of APC for the three months ended July 31, 2020, associated primarily with the unexpected complexity of the UK works and the current year suspension and restart of the construction activities, which represented primarily charges to costs of revenues.

The amount of the remaining subcontract loss reserve as of July 31, 2020 was approximately $2.3 million; the comparable balance at January 31, 2020 was $5.8 million. These balances were included in accrued expenses in the accompanying condensed consolidated balance sheets. The total amounts of accounts receivable and contract assets related to the TeesREP Project and included in the condensed consolidated balance sheets were $11.2 million as of July 31, 2020 and $19.2 million as of January 31, 2020.

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

At July 31, 2020, the Company had RUPO of $694.1 million. The largest portion of RUPO at any date usually relates to EPC service contracts with typical performance durations of 2 to 3 years. However, the length of certain significant construction projects may exceed three years. The Company estimates that approximately 31% of the RUPO amount at July 31, 2020 will be included in the amount of consolidated revenues that will be recognized during the final two quarters of the fiscal year ending January 31, 2021 (“Fiscal 2021”). Most of the remaining amount of the RUPO at July 31, 2020 is expected to be recognized in revenues over the following two fiscal years. Revenues for future periods will also include amounts related to customer contracts started or awarded subsequent to July 31, 2020. It is important to note that estimates may be changed in the future and that cancellations, deferrals, scope adjustments may occur related to work included in RUPO at July 31, 2020. Accordingly, RUPO may be adjusted to reflect project delays and cancellations, revisions to project scope and cost and foreign currency exchange fluctuations, or to revise estimates, as effects become known. Such adjustments may materially reduce future revenues below Company estimates.

Disaggregation of Revenues

The following table presents consolidated revenues for the three and six months ended July 31, 2020 and 2019, disaggregated by the geographic area where the corresponding projects were located:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
United States	$83,510	$37,650	$132,375	$77,416
United Kingdom	2,540	19,618	12,836	25,282
Republic of Ireland	1,442	5,748	2,429	9,751
Other	—	43	—	154
Consolidated Revenues	$87,492	$63,059	$147,640	$112,603

Each year, the majority of consolidated revenues are recognized pursuant to fixed-price contracts with most of the remaining portions earned pursuant to time-and-material contracts. Consolidated revenues are disaggregated by reportable segment in Note 14 to the condensed consolidated financial statements.

NOTE 3 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At July 31 and January 31, 2020, significant amounts of cash and cash equivalents were invested in a mutual fund with net assets invested in high-quality money market instruments. Such investments include US Treasury obligations; obligations of US government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by US government obligations. Due to market conditions, returns on money market instruments are currently minimal. The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Short-term investments as of July 31 and January 31, 2020 consisted solely of certificates of deposit purchased from Bank of America (the “Bank”) with weighted average initial maturities of 194 days and 165 days, respectively (the “CDs”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest which approximates fair value. The total carrying value amounts as of July 31 and January 31, 2020 included accrued interest of $0.2 million and $0.5 million, respectively. Interest income is recorded when earned and is included in other income. At July 31 and January 31, 2020, the weighted average annual interest rates of the outstanding CDs were 1.6% and 1.8%, respectively.

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

NOTE 4 – ACCOUNTS AND NOTES RECEIVABLE

The Company generally extends credit to a customer based on an evaluation of the customer’s financial condition without requiring tangible collateral. Exposure to losses on accounts and notes receivable is expected to differ due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and may establish an allowance for a credit loss based on management’s estimate of the loss that is expected to occur over the remaining life of the particular financial asset. As of July 31, 2020, there were outstanding invoices billed to one former customer and unbilled costs incurred on the related project, with balances included in accounts receivable and contract assets, in the aggregate amount of $24.5 million, for which the recovery time will most likely depend on the resolution of the outstanding legal dispute between the parties (see Note 8). At July 31 and January 31, 2020, the amounts of credit losses expected by management were insignificant. The amounts of the provision for credit losses for the three and six months ended July 31, 2020 and the provision for uncollectible accounts for the three and six months ended July 31, 2019 were also insignificant.

NOTE 5 – PURCHASED INTANGIBLE ASSETS

At both July 31, 2020 and January 31, 2020, the goodwill balances related to the acquisitions of GPS and TRC were $18.5 million and $9.5 million, respectively. Primarily due to the significant reduction of the fair value of the business of APC deemed to have occurred as a result of the substantial contract loss discussed in Note 2 above, the Company recorded an impairment loss in the first quarter ended April 30, 2019 in the amount of $2.1 million, which was the remaining balance of goodwill associated with APC. No other changes were made to the balances of goodwill during the six-month periods ended July 31, 2020 or 2019. Management does not believe that any events or circumstances that have occurred or arisen since January 31, 2020 require an updated assessment of the goodwill balances of either GPS or TRC.

The Company’s purchased intangible assets, other than goodwill, consisted of the following elements as of July 31 and January 31, 2020:

		July 31, 2020			January 31,
	Estimated	Gross	Accumulated	Net	2020, (net
	Useful Life	Amounts	Amortization	Amount	amounts)
Trade names	15 years	$8,142	$4,714	$3,428	$3,699
Process certifications	7 years	1,897	1,264	633	768
Customer relationships	4-10 years	1,346	857	489	534
Totals		$11,385	$6,835	$4,550	$5,001

NOTE 6 – FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank that are described in an Amended and Restated Replacement Credit Agreement (the “Credit Agreement”), dated May 15, 2017. The Credit Agreement provides a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 2.0%. The Company may also use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business. As of July 31 and January 31, 2020, the Company had letters of credit outstanding under the Credit Agreement, but no borrowings, in the approximate amounts of $1.7 million and $9.9 million, respectively. Additionally, in support of the current project development activities of the VIE described in Note 1, the Bank issued a letter of credit, outside the scope of the Credit Agreement, in the amount of $3.4 million for which the Company has provided cash collateral.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement also includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. As of July 31 and January 31, 2020, the Company was in compliance with the financial covenants.

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

The Company’s operating leases primarily cover office space that expire on various dates through May 2024 and certain equipment used by the Company in the performance of its construction services contracts. Other construction equipment is rented, with periods of expected usage less than one year, or owned. Certain leases contain renewal options, which are included in expected lease terms if they are reasonably certain of being exercised by the Company. Other equipment leases are embedded in broader arrangements with subcontractors or construction equipment suppliers. The Company has no finance leases.

None of the operating leases include significant amounts for incentives, rent holidays or price escalations. Under certain lease agreements, the Company is obligated to pay property taxes, insurance, and maintenance costs.

Operating lease right-of-use assets and associated lease liabilities are recognized in the balance sheet at the lease commencement date based on the present value of future minimum lease payments to be made over the expected lease term. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate (LIBOR plus 2.0%) at the commencement date in determining the present value of future payments. The expected lease term includes an option to extend or to terminate the lease when it is reasonably certain that the Company will exercise such option.

Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. Operating lease expense amounts for the six months ended July 31, 2020 and 2019 were $0.8 million and $0.4 million, respectively. Operating lease payments for the six months ended July 31, 2020 and 2019 were $0.8 million and $0.4 million, respectively. For operating leases as of July 31, 2020, the weighted average lease term is 34 months and the weighted average discount rate is 3.4%.

The Company also uses equipment and occupies facilities under short-term rental agreements. Rent expense amounts incurred under operating leases and short-term rental agreements (including portions of the lease expense amounts disclosed above) and included in costs of revenues for the three and six months ended July 31, 2020 were $1.4 million and $2.0 million, respectively. Rent expense incurred under these types of arrangements and included in costs of revenues for the three and six months ended July 31, 2019 was $1.3 million and $2.3 million, respectively. Rent expense incurred under these types of arrangements (including portions of the lease expense amounts disclosed above) and included in selling, general and administrative expenses for the three months ended July 31, 2020 and 2019 was $0.2 million for both periods. Rent expense incurred under these types of arrangements and included in selling, general and administrative expenses for the six months ended July 31, 2020 and 2019 was $0.4 million for both periods.

The following is a schedule of future minimum lease payments for the operating leases that were recognized in the condensed consolidated balance sheet as of July 31, 2020, including operating leases added during the three and six months ended July 31, 2020 in the amounts of approximately $1.1 million and $1.5 million, respectively, covering primarily certain construction-site assets required by GPS:

Years Ending January 31,
Remainder of 2021	$892
2022	1,396
2023	769
2024	242
2025	85
Thereafter	20
Total lease payments	3,404
Less interest portion	156
Present value of lease payments	3,248
Less current portion (included in accrued expenses)	2,742
Non-current portion	$506

The future minimum lease payments presented above include amounts due under a long-term lease covering the primary offices and plant for TRC with the founder and current chief executive officer of TRC at an annual rate of $0.3 million through April 30, 2021.

Performance Bonds and Guarantees

In the normal course of business and for certain major projects, the Company may be required to obtain surety or performance bonding, to cause the issuance of letters of credit, or to provide parent company guarantees (or some combination thereof) in order to provide performance assurances to clients on behalf of its contractor subsidiaries. As these subsidiaries are wholly-owned, any actual liability is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. When sufficient information about claims on guaranteed or bonded projects would be available and monetary damages or other costs or losses would be determined to be probable, the Company would record such losses. Any amounts that may be required to be paid in excess of the estimated costs to complete contracts in progress as of July 31, 2020 are not estimable. Argan has provided a parent company performance guarantee and has caused a performance bond to be issued to the EPC services contractor on the TeesREP Project, on behalf of APC, a major subcontractor.

As of July 31, 2020, the Company has also provided a financial guarantee, subject to certain terms and conditions, on behalf of GPS to an original equipment manufacturer in the amount of $3.6 million in support of business development efforts which did result in the award of an EPC services contract to GPS for the construction of a gas-fired plant project in March 2020. The fair value of this guarantee at July 31, 2020 is considered to be immaterial.

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

NOTE 8 – LEGAL CONTINGENCIES

In the normal course of business, the Company may have pending claims and legal proceedings. In the opinion of management, based on information available at this time, there are no current claims and proceedings that could have a material adverse effect on the condensed consolidated financial statements except for the matter described below.

In January 2019, GPS filed a lawsuit against Exelon West Medway II, LLC and Exelon Generation Company, LLC (together referred to as “Exelon”) for Exelon’s breach of contract and failure to remedy various conditions which negatively impacted the schedule and the costs associated with the construction by GPS of a gas-fired power plant for Exelon in Massachusetts. As a result, the Company believes that Exelon has received the benefits of the construction efforts of GPS and the corresponding progress made on the project without making payments to GPS for the value received (see Note 4). In March 2019, Exelon provided GPS with a notice intending to terminate the EPC contract under which GPS had been providing services to Exelon. At that time, the construction project was nearly complete and both of the power generation units included in the plant had successfully reached first fire. The completion of various prescribed performance tests and the clearance of punch-list items were the primary tasks necessary to be accomplished by GPS in order to achieve substantial completion of the power plant. Nevertheless, and among other actions, Exelon provided contractual notice requiring GPS to vacate the construction site. Exelon has asserted that GPS failed to fulfill certain obligations under the contract and was in default, withholding payments from GPS on invoices rendered to Exelon in accordance with the terms of the contract between the parties.

With vigor, GPS intends to continue to assert its rights under the EPC contract, to pursue the collection of amounts owed under the EPC contract and to defend itself against the allegations that GPS did not perform in accordance with the contract. During Fiscal 2021, most of the litigation activities of the legal teams has  focused on pre-trial preparations. The difficulties experienced by the legal teams in completing certain discovery activities, due in part to COVID-19 restrictions, resulted in the court granting an additional extension of the discovery closing date to on or about October 2, 2020.

NOTE 9 – STOCK-BASED COMPENSATION

The Company’s board of directors may make awards under the 2011 Stock Plan (the “2011 Plan”) or the 2020 Stock Plan (the “2020 Plan”) to officers, directors and key employees (together, the “Stock Plans”). On June 23, 2020, the Company’s stockholders approved the adoption of the 2020 Plan, and the allocation of 500,000 shares of the Company’s common stock for issuance thereunder, which had been established by the Company’s board of directors earlier in the current year. The 2020 Plan will serve to replace the 2011 Plan; the Company’s authority to make awards pursuant to the 2011 Plan will expire on July 19, 2021.

The features of the 2020 Plan are similar to those included in the 2011 Plan. Awards may include nonqualified stock options (“NSOs”), incentive stock options (“ISOs”),  and restricted or unrestricted stock. The specific provisions for each award made pursuant to the terms of the Stock Plans are documented in a written agreement between the Company and the awardee. All stock options awarded under the Stock Plans shall have an exercise price per share at least equal to the common stock’s market value on the date of grant. Stock options shall have terms no longer than ten years. Typically, stock options are awarded with one-third of each stock option vesting on each of the first three anniversaries of the corresponding award date.

As of July 31, 2020, there were approximately 2,190,400 shares of the Company’s common stock reserved for issuance under the Stock Plans; this number includes 680,999 shares of common stock available for future awards.

Summaries of stock option activity under the Company’s approved stock option plans for the six months ended July 31, 2020 and 2019, along with corresponding weighted average per share amounts, are presented below (shares in thousands):

		Exercise	Remaining
	Shares	Price	Term (years)	Fair Value
Outstanding, February 1, 2020	1,271	$44.83	7.18	$11.06
Granted	172	$33.81
Exercised	(35)	$20.82
Forfeited	(16)	$47.62
Outstanding, July 31, 2020	1,392	$44.04	7.15	$10.51
Exercisable, July 31, 2020	843	$46.38	6.00	$11.87

		Exercise	Remaining
	Shares	Price	Term (years)	Fair Value
Outstanding, February 1, 2019	1,140	$44.01	7.54	$11.22
Granted	92	$50.30
Exercised	(59)	$26.36
Forfeited	(38)	$46.34
Outstanding, July 31, 2019	1,135	$45.37	7.36	$11.45
Exercisable, July 31, 2019	729	$45.90	6.41	$11.97

The changes in the number of non-vested options to purchase shares of common stock for the six months ended July 31, 2020 and 2019, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Non-vested, February 1, 2020	448	$9.74
Granted	172	$5.68
Vested	(62)	$10.21
Forfeitures	(9)	$8.08
Non-vested, July 31, 2020	549	$8.44

	Shares	Fair Value
Non-vested, February 1, 2019	375	$10.05
Granted	92	$11.68
Vested	(33)	$8.74
Forfeitures	(28)	$11.27
Non-vested, July 31, 2019	406	$10.50

Pursuant to the terms of the 2011 Plan and as described in the corresponding agreements with the executives, the Company awarded performance-based restricted stock units to two senior executives in April 2020, 2019 and 2018 covering  45,000, 36,000 and 36,000 maximum number of shares of common stock, respectively, plus a number of shares to be determined based on the amount of cash dividends deemed paid on shares earned pursuant to the awards. The release of the stock restrictions depends on the total return performance of the Company’s common stock measured against the performance of a peer-group of common stocks over three-year periods. The fair value amounts for restricted stock units were determined by using the per share market price of the Company’s common stock on the dates of award and the target number of shares for the awards (50% of the maximum number), by assigning equal probabilities to the thirteen possible payout outcomes at the ends of the three-year vesting periods, and by computing the weighted average of the outcome amounts. For each case, the estimated fair value amount was calculated to be 88.5% of the aggregate market value of the target number of shares on the award date.

The fair values of stock options and restricted stock units are recorded as stock compensation expense over the vesting periods of the corresponding awards. Expense amounts related to stock awards were $1.4 million and $0.9 million for the six months ended July 31, 2020 and 2019, respectively. At July 31, 2020, there was $4.6 million in unrecognized compensation cost related to outstanding stock awards that the Company expects to expense over the next three years.

The total intrinsic value amounts of the stock options exercised during the six months ended July 31, 2020 and 2019 were $0.8 million and $1.4 million, respectively. At July 31, 2020, the aggregate market value amounts of the shares of common stock subject to outstanding and exercisable stock options that were “in-the-money” exceeded the aggregate exercise prices of such options by $6.3 million and $4.3 million, respectively.

The Company estimates the weighted average fair value of stock options on the date of award using a Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company believes that its past stock option exercise activity is sufficient to provide it with a reasonable basis upon which to estimate the expected life of newly awarded stock options. Risk-free interest rates are determined by blending the rates for three to five year US Treasury notes. The dividend yield is based on the Company’s current annual regular dividend amount. The calculations of the expected volatility factors are based on the monthly closing prices of the Company’s common stock for the five-year periods preceding the dates of the corresponding awards.

The fair value amounts of stock options granted during the six months ended July 31, 2020 and 2019 were estimated on the corresponding dates of the awards using the Black-Scholes option-pricing model reflecting the following weighted average assumptions:

	Six Months Ended July 31,
	2020	2019
Dividend yield	3.0%	2.0%
Expected volatility	30.0%	34.0%
Risk-free interest rate	0.5%	2.4%
Expected life (in years)	3.4	3.3

NOTE 10 – INCOME TAXES

Income Tax Expense Reconciliation

The Company’s income tax amounts for the six months ended July 31, 2020 and 2019 differed from corresponding amounts computed by applying the federal corporate income tax rate of 21% to the income (loss) before income taxes for the periods as presented in the table below.

	Six Months Ended July 31,
	2020	2019
Computed expected income tax (expense) benefit	$(367)	$7,532
Difference resulting from:
Net operating loss carryback	4,286	—
Net operating losses deemed unrealizable	(582)	(6,112)
Foreign tax rate differential	(25)	(838)
State income taxes, net of federal tax effect	(44)	490
Stock options	38	204
Bad debt loss	—	5,016
Adjustments and other differences	(249)	640
Income tax benefit	$3,057	$6,932

Foreign income tax expense amounts for the six months ended July 31, 2020 and 2019 were not material. A valuation allowance in the amount of $6.1 million was established against the deferred tax asset amount created by the net operating loss of APC’s subsidiary in the UK for the six months ended July 31, 2019. Due to the incurrence of additional loss, the allowance amount was increased by $0.6 million during the six months ended July 31, 2020.

Net Operating Loss Carryback

In an effort to combat the adverse economic impacts of the COVID-19 crisis, the US Congress passed the Coronavirus, Aid, Relief, and Economic Security Act ( the “CARES Act”) that was signed into law on March 27, 2020. This wide-ranging legislation was an emergency economic stimulus package that includes spending and tax breaks aimed at strengthening the US economy and funding a nationwide effort to curtail the effects of the outbreak of COVID-19. The CARES Act has provided many opportunities for taxpayers to evaluate their 2018 and 2019 income tax returns to identify potential tax refunds. One such area is the utilization of net operating losses (“NOLs”). The tax changes of the CARES Act remove the limitations on the future utilization of certain NOLs and re-establish a carryback period for certain losses to five years. The NOLs eligible for carryback under the CARES Act include the Company’s domestic NOL for the year ended January 31, 2020, which was approximately $39.5 million. Substantially all of this loss now may be carried back for application against the Company’s taxable income for the year ended January 31, 2015. The carryback provides a favorable rate benefit for the Company as the loss, which  was incurred in a year where the statutory federal tax rate was 21%, will be carried back to a tax year where the tax rate was higher. The amount of this benefit, approximately $4.3 million, was recorded in the six-month period ended July 31, 2020.

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

The amount of identified but unrecognized income tax benefits related to research and development credits as of July 31, 2020 was $5.0 million, for which the Company has established a liability for uncertain income tax return positions, most of which is included in accrued expenses. The amount of the liability was also $5.0 million as of January 31, 2020. The final outcome of these uncertain tax positions is not yet determinable. However, the Company does not expect that the amount of unrecognized tax benefits will significantly change due to any settlement and/or expiration of statutes of limitation over the next 12 months. As of July 31, 2020, the Company does not believe that it has any other material uncertain income tax positions reflected in its accounts.

As of July 31 and January 31, 2020, the balances of other current assets in the condensed consolidated balance sheets included income tax refunds and prepaid income taxes in the net amounts of approximately $28.6 million and $14.5 million, respectively. The substantial portions of the income tax refunds are expected to be collected after the completion of the federal tax return examinations described below and the filing of the refund request related to the NOL carryback described above.

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

The IRS conducted an examination of the Company’s original federal consolidated income tax return for the year ended January 31, 2016. The IRS represented to the Company that no unfavorable adjustment items were noted during the examination. However, the Company has consented to an extension of the audit timeline which will enable the IRS to examine the amendment to the income tax return, which includes the research and development credit for the year. In addition, the IRS has commenced an examination of the Company’s amended consolidated income tax return for the year ended January 31, 2017. To date, the Company has provided supporting documentation related to the credits and written responses to certain questions as requested by the IRS. The Company expects that it may receive an initial communication of the IRS audit positions before the end of Fiscal 2021.

Supplemental Cash Flow Information

The amounts of cash paid for income taxes during the six months ended July 31, 2020 and 2019 were $3.1 million and $3.0 million, respectively. During the six months ended July 31, 2020 and 2019, the Company received cash refunds of previously paid income taxes from various taxing authorities in the total amounts of $0.8 million and $7.9 million, respectively.

NOTE 11 – CASH DIVIDENDS

On June 23, 2020, the Company’s board of directors declared a regular quarterly cash dividend and a special cash dividend in the amounts of $0.25 and $1.00 per share of common stock, respectively, which were paid on July 31, 2020 to stockholders of record at the close of business on July 23, 2020. On April 9, 2020, the board of directors declared a regular quarterly cash dividend of $0.25 per share of common stock, which was paid to stockholders on April 30, 2020. Last year, the board of directors declared regular quarterly cash dividends, each in the amount of $0.25 per share of common stock, which were paid to stockholders on July 31, 2019 and April 30, 2019, respectively.

NOTE 12 – NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

Basic and diluted net income (loss) per share amounts are computed as follows (shares in thousands except in notes (1) below the charts):

	Three Months Ended July 31,
	2020	2019

Net income attributable to the stockholders of Argan, Inc.	$5,609	$1,154

Weighted average number of shares outstanding – basic	15,653	15,633
Effect of stock awards (1)	135	124
Weighted average number of shares outstanding – diluted	15,788	15,757

Net income per share attributable to the stockholders of Argan, Inc.
Basic	$0.36	$0.07
Diluted	$0.36	$0.07

(1)	For the three months ended July 31, 2020 and 2019, the weighted average numbers of shares determined on a dilutive basis exclude the effects of restricted stock units and antidilutive stock options covering aggregates of 761,000 and 530,000 shares of common stock, respectively.

	Six Months Ended July 31,
	2020	2019

Net income (loss) attributable to the stockholders of Argan, Inc.	$4,846	$(28,646)

Weighted average number of shares outstanding – basic	15,648	15,608
Effect of stock awards (1)	119	—
Weighted average number of shares outstanding – diluted	15,767	15,608

Net income (loss) per share attributable to the stockholders of Argan, Inc.
Basic	$0.31	$(1.84)
Diluted	$0.31	$(1.84)

(1)   For the six months ended July 31, 2020, the weighted average number of shares determined on a dilutive basis excludes the effects of restricted stock units and antidilutive stock options covering an aggregate of 831,000 shares of common stock. For the six months ended July 31, 2019, all common stock equivalents, which covered 1,135,067 shares of common stock, were considered to be antidilutive as the Company incurred a net loss.

NOTE 13 – CUSTOMER CONCENTRATIONS

The majority of the Company’s consolidated revenues relate to performance by the power industry services segment which provided 79% and 44% of consolidated revenues for the three months ended July 31, 2020 and 2019, respectively, and 80% and 43% of consolidated revenues for the six months ended July 31, 2020 and 2019, respectively. The industrial services segment represented 19% and 53% of consolidated revenues for the three months ended July 31, 2020 and 2019, respectively, and 18% and 54% of consolidated revenues for the six months ended July 31, 2020 and 2019, respectively.

The Company’s most significant customer relationships for the three months ended July 31, 2020 included one power industry service customer, which accounted for 70% of consolidated revenues. The Company’s most significant customer relationships for the three months ended July 31, 2019 included one power industry service customer and one industrial services customer which accounted for 23% and 11% of consolidated revenues, respectively. The Company’s most significant customer relationships for the six months ended July 31, 2020 included two power industry service customers, which accounted for 66% and 10% of consolidated revenues, respectively. The Company’s most significant customer relationships for the six months ended July 31, 2019 also included two power industry service customers which accounted for 12% and 10% of consolidated revenues, respectively

The accounts receivable balances from four major customers represented 25%, 18%, 10% and 10% of the corresponding consolidated balance as of July 31, 2020. Accounts receivable balances from three major customers represented 24%, 21% and 12% of the corresponding consolidated balance as of January 31, 2020. The contract asset balances from two major customers represented 65% and 22% of the corresponding consolidated balance as of July 31, 2020. Contract asset balances from two major customers represented 51% and 31% of the corresponding consolidated balance as of January 31, 2020.

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

Intersegment revenues and the related cost of revenues are netted against the corresponding amounts of the segment receiving the intersegment services. For the three and six months ended July 31, 2020, intersegment revenues totaled approximately $1.1 million and $1.7 million, respectively. For the three and six months ended July 31, 2019, intersegment revenues totaled approximately $0.9 million and $1.4 million.

Summarized below are certain operating results and financial position data of the Company’s reportable business segments for the three and six months ended July 31, 2020 and 2019. The “Other” column in each summary includes the Company’s corporate expenses.

Three Months Ended	Power	Industrial	Telecom
July 31, 2020	Services	Services	Services	Other	Totals
Revenues	$69,039	$16,689	$1,764	$—	$87,492
Cost of revenues	55,610	14,896	1,356	—	71,862
Gross profit	13,429	1,793	408	—	15,630
Selling, general and administrative expenses	4,868	1,713	470	2,034	9,085
Income (loss) from operations	8,561	80	(62)	(2,034)	6,545
Other income, net	438	—	—	13	451
Income (loss) before income taxes	$8,999	$80	$(62)	$(2,021)	6,996
Income tax expense					(1,397)
Net income					$5,599

Amortization of intangibles	$60	$166	$—	$—	$226
Depreciation	174	646	100	1	921
Property, plant and equipment additions	313	94	42	—	449

Current assets	$356,383	$23,244	$1,924	$121,905	$503,456
Current liabilities	219,315	12,568	853	699	233,435
Goodwill	18,476	9,467	—	—	27,943
Total assets	389,380	46,099	3,417	122,211	561,107

Three Months Ended	Power	Industrial	Telecom
July 31, 2019	Services	Services	Services	Other	Totals
Revenues	$27,890	$33,230	$1,939	$—	$63,059
Cost of revenues	28,906	29,528	1,660	—	60,094
Gross (loss) profit	(1,016)	3,702	279	—	2,965
Selling, general and administrative expenses	5,659	2,080	539	1,760	10,038
(Loss) income from operations	(6,675)	1,622	(260)	(1,760)	(7,073)
Other income, net	1,490	—	—	152	1,642
(Loss) income before income taxes	$(5,185)	$1,622	$(260)	$(1,608)	(5,431)
Income tax benefit					6,411
Net income					$980

Amortization of intangibles	$83	$165	$45	$—	$293
Depreciation	173	606	101	2	882
Property, plant and equipment additions	812	236	10	—	1,058

Current assets	$252,367	$34,822	$1,948	$64,000	$353,137
Current liabilities	45,061	12,258	777	618	58,714
Goodwill	18,476	12,290	—	—	30,766
Total assets	281,535	63,393	3,457	71,339	419,724

Six Months Ended	Power	Industrial	Telecom
July 31, 2020	Services	Services	Services	Other	Totals
Revenues	$117,651	$26,433	$3,556	$—	$147,640
Cost of revenues	101,320	23,878	2,803	—	128,001
Gross profit	16,331	2,555	753	—	19,639
Selling, general and administrative expenses	10,796	3,836	958	3,839	19,429
Income (loss) from operations	5,535	(1,281)	(205)	(3,839)	210
Other income, net	1,462	—	—	77	1,539
Income (loss) before income taxes	$6,997	$(1,281)	$(205)	$(3,762)	1,749
Income tax benefit					3,057
Net income					$4,806

Amortization of intangibles	$120	331	—	—	$451
Depreciation	344	$1,313	$199	$2	1,858
Property, plant and equipment additions	693	304	136	—	1,133

Six Months Ended	Power	Industrial	Telecom
July 31, 2019	Services	Services	Services	Other	Totals
Revenues	$48,093	$60,299	$4,211	$—	$112,603
Cost of revenues	73,432	53,799	3,433	—	130,664
Gross (loss) profit	(25,339)	6,500	778	—	(18,061)
Selling, general and administrative expenses	11,305	3,941	1,050	3,330	19,626
Impairment loss	2,072	—	—	—	2,072
(Loss) income from operations	(38,716)	2,559	(272)	(3,330)	(39,759)
Other income, net	3,590	—	—	304	3,894
(Loss) income before income taxes	$(35,126)	$2,559	$(272)	$(3,026)	(35,865)
Income tax benefit					6,932
Net loss					$(28,933)

Amortization of intangibles	$170	$331	$91	$—	$592
Depreciation	341	1,166	201	3	1,711
Property, plant and equipment additions	1,874	1,051	107	11	3,043

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of July 31, 2020, and the results of their operations for the three and six months ended July 31, 2020 and 2019, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 that we filed with the SEC on April 14, 2020 (the “Annual Report”).

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

Business Description

Argan is a holding company that conducts operations through its wholly-owned subsidiaries, GPS, APC, SMC and TRC. Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development, technical and consulting services to the power generation markets, including the renewable energy sector, for a wide range of customers, including independent power project owners, public utilities, equipment suppliers and global energy plant construction firms. GPS and APC represent our power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southeast region of the US and that are based on its expertise in producing, delivering and installing fabricated metal components such as piping systems and pressure vessels. Through SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region of the US.

We may make additional acquisitions of and/or investments in companies with potential for profitable growth that reflect more than one industrial focus. We expect that they will be held in separate subsidiaries that will be operated in a manner that best provides value for our stockholders.

Overview

The TeesREP Subcontract

In our Form 10-K Annual Report for Fiscal 2019, we disclosed that APC was completing the mechanical installation of the boiler for a biomass-fired power plant under construction in the UK, the TeesREP Project, and that the project had encountered significant operational and contractual challenges. The consolidated operating results for the year ended January 31, 2019 reflected unfavorable gross profit adjustments related to this project. The disclosure explained that the construction project was behind the schedule originally established for the job and warned that the TeesREP Project may continue to impact our consolidated operating results negatively until it reaches completion.

By April 30, 2019, APC’s estimates of the unfavorable financial impacts on forecasted costs of the numerous and unique difficulties on this particular project, including weather delays, inefficiencies due to unanticipated scope and design changes from preliminary plans, project task re-sequencing and various work interruptions, had escalated substantially from the estimates prepared for the prior year-end. As a result, for the three-month period ended April 30, 2019, we recorded a loss related to this project in the amount of $27.6 million and reversed profit in the amount of $0.7 million that had been recorded in prior periods. For the three-month period ended July 31, 2019, APC recorded additional loss related to the TeesREP Project in the amount of $3.4 million.

During the fourth quarter of Fiscal 2020, APC and its customer, the engineering, procurement and construction services contractor on the TeesREP Project, agreed to amended operational and commercial terms for the completion of the project. At the time, this framework addressed the project schedule, payment terms, the scope of the remaining effort, performance guarantees and other terms and conditions for APC to reach substantial completion of its portion of the total project.

Although this negotiation returned a meaningful amount of stability to the continuation of the project efforts, the amendment did not resolve significant past commercial differences.

Construction on the TeesREP Project was suspended on March 24, 2020 due to the COVID-19 pandemic. At the time of the work suspension, APC had completed approximately 90% of its subcontracted work. As a condition for resuming its efforts on the TeesREP Project, APC entered into Amendment No. 2 to the subcontract, effective June 1, 2020, covering new terms and conditions for completion of the installation of the boiler. This agreement represents a global settlement of past commercial differences with both parties making significant concessions, and converts the billing arrangement for the remaining work to a time-and-materials based scheme.

Despite the change to the billing arrangements, we have treated Amendment No. 2 as a continuation of the original subcontract because the arrangement continues to represent a single performance obligation to our customer, the delivery of a complete functioning and integrated boiler, that was only partially satisfied when the modification to the subcontract occurred. The catch-up impact of the accounting for the modification of the subcontract partially offset by project-related charges recorded by APC resulted in a net improvement to gross profit for the three months ended July 31, 2020 in the amount of $2.3 million.

We currently expect that the forecasted costs at completion for the TeesREP Project will exceed projected revenues by approximately $32.3 million, which is the amount of the expected loss that has been reflected in the condensed consolidated financial statements as of July 31, 2020. The amount of the remaining contract loss reserve as of July 31, 2020 was approximately $2.3 million; the comparable balance at January 31, 2020 was $5.8 million. These balances were included in accrued expenses in the accompanying condensed consolidated balance sheets. The total amounts of accounts receivable and contract assets related to the TeesREP Project and included in the corresponding condensed consolidated balance sheets were $11.2 million as of July 31, 2020 and $19.2 million as of January 31, 2020.

Additionally, during the quarter ended July 31, 2020, we made changes in the operational and financial leadership at APC. The new management team is focused on completing the TeesREP Project, reducing costs, limiting future commercial and project risks and achieving sustained profitability for the combined operations of APC. We believe that the APC leadership changes, our active management of this subcontract and the restructuring of the subcontract terms and conditions have reduced the potential for future material loss on the TeesREP Project. However, should APC encounter additional difficulties as it resumes construction activity on the TeesREP Project, including future work interruptions that may arise related to any resurgence of the COVID-19 outbreak or any failure of the customer to make timely payment of billed amounts, additional losses may be incurred that would be reflected in operating results when identified and quantified.

Summary of Operating Results

Due substantially to the recovering revenues of GPS, consolidated revenues for the three months ended July 31, 2020 were $87.5 million, which represented an increase of $24.4 million, or 38.7%, from consolidated revenues of $63.1 million reported for the three months ended July 31, 2019. The revenues of the power industry services segment, including GPS, represented 78.9% and 44.2% of consolidated revenues for the three months ended July 31, 2020 and 2019, respectively. On the other hand, the revenues of TRC and SMC for the three months ended July 31, 2020 declined by 49.8% and 9.0%, respectively, from the comparable amounts reported for the three months ended July 31, 2019, and together represented 21.1% of consolidated revenues for the quarter ended July 31, 2020.

We believe that all of our businesses were adversely impacted during the three months ended July 31, 2020, to some degree, by continuing difficulties presented by the COVID-19 outbreak. The results for APC were hurt by the slow resumption of postponed Irish works projects and the suspension and restart of construction activities on the TeesREP Project. The challenges of managing the continuing activities of the Guernsey Power Station project during this period of various health and safety restrictions resulted in project spending by GPS falling slightly short of prior expectations. In addition, our consolidated revenues suffered from the effects of project delays by customers of both TRC and SMC attributable to the restrictive work environments caused by the pandemic. However, early performance on several large projects during the three months ended July 31, 2020, added to project backlog by TRC late in the first quarter, did contribute to a consecutive quarter increase of 71.3% in the revenues for TRC.

Consolidated gross profit for the three months ended July 31, 2020 was $15.6 million, or 17.9% of the corresponding consolidated revenues, which reflected the favorable impacts of the higher consolidated revenues and the catch-up adjustment recorded in connection with the negotiation of Amendment No. 2 to the TeesREP subcontract. Our gross profit reported for the three months ended July 31, 2019 was $3.0 million, or 4.7% of corresponding consolidated revenues. Selling, general and administrative expenses for the three months ended July 31, 2020 and 2019 were $9.1 million and $10.0 million, respectively. Due to the extremely low rates of return on amounts invested in cash equivalents during the current year, other income declined to $0.5 million for the three months ended July 31, 2020 from $1.6 million for the comparable quarter of the prior year despite the increase in the amount of invested funds between years.

Due primarily to consolidated pre-tax book income reported for the three months ended July 31, 2020 in the amount of $7.0 million, we reported income tax expense in the amount of $1.4 million for the quarter. We recorded an income tax benefit for the three months ended July 31, 2019 in the amount of approximately $6.4 million which primarily reflected the estimated favorable tax impact of a bad debt loss on loans made to APC from Argan, which were determined to be uncollectible during the prior year quarter.

With results reflecting primarily the factors identified above, the consolidated net income attributable to our stockholders was $5.6 million, or $0.36 per diluted share, for the three months ended July 31, 2020. For the three months ended July 31, 2019, we reported consolidated net income attributable to our stockholders of $1.2 million, or $0.07 per diluted share.

The improved consolidated revenues for the quarter ended July 31, 2020 were the primary driver for the increased consolidated revenues for the six-month period ended July 31, 2020 which were $147.6 million; this amount represented a 31.1% improvement from the amount of revenues for the six months ended July 31, 2019. The revenues of the power industry services segment, including GPS, represented 79.7% and 42.7% of consolidated revenues for the six months ended July 31, 2020 and 2019, respectively. Last year, the majority of consolidated revenues were contributed by the industrial services business of TRC which reported revenues of $60.3 million for the six months ended July 31, 2019, or 53.6% of consolidated revenues for the prior year period. Despite the consecutive quarter improvement in the revenues of TRC, its revenues declined by 56.2% for the six months ended July 31, 2020, as compared to the revenues of the comparable period last year, and represented only 17.9% of consolidated revenues for the current year period.

Consolidated gross profit for the six months ended July 31, 2020 was $19.6 million, or 13.3% of the corresponding consolidated revenues, which reflected primarily the favorable impact of higher consolidated revenues. The significant subcontract loss incurred by APC caused us to report a consolidated gross loss of $18.1 million for the six months ended July 31, 2019.

The loss on the TeesREP Project also prompted us to record an impairment loss related to the goodwill of APC in the amount of $2.1 million during the first quarter last year, which amount is included in the reported results for the six months ended July 31, 2019. Selling, general and administrative expenses were $19.4 million and $19.6 million for the six months ended July 31, 2020 and 2019, respectively. Other income, representing primarily income earned on temporary cash investments, declined to $1.5 million for the six months ended July 31, 2020 from $3.9 million for the six months ended July 31, 2019.

For the six months ended July 31, 2020, we recorded an income tax benefit in the amount of $3.1 million which reflected primarily the net operating loss carryback benefit of $4.3 million most of which was recorded in the first quarter of the current year. We recorded an income tax benefit for the six months ended July 31, 2019 in the amount of approximately $6.9 million which primarily reflected the favorable estimated tax impact of the bad debt loss identified above. On the other hand, we did not record any income tax benefit related to the large operating loss of APC’s subsidiary in the UK for the six months ended July 31, 2019.

For the six months ended July 31, 2020, our improved overall operating performance resulted in net income attributable to our stockholders in the amount of $4.8 million, or $0.31 per diluted share. Last year, due substantially to the subcontract loss recorded for the TeesREP Project, we reported a net loss attributable to our stockholders in the amount of $28.6 million, or $1.84 per dilutive share.

Major Customer Contracts

During August 2019, GPS received a full notice to proceed with activities under an EPC services contract to build an 1,875 MW combined cycle natural gas-fired power plant in Guernsey County, Ohio. The Guernsey Power Station was jointly developed by Caithness Energy, L.L.C. and Apex Power Group, LLC. The ramp-up of activity on this project has favorably impacted our quarterly consolidated operating results since then with its increasing revenues. Substantial completion of this project is currently scheduled to occur by the end of calendar year 2022.

In January 2020, GPS entered into an EPC services contract with Harrison Power, LLC (“Harrison Power”) to construct a 1,085 MW natural gas-fired power plant in the Village of Cadiz, Harrison County, Ohio. The project is being developed by EmberClear, the parent company of Harrison Power. On March 10, 2020, we announced that in late February 2020 GPS entered into an EPC services contract with ESC Brooke County Power I, LLC to construct the Brooke County Power plant, a 920 MW natural gas-fired power generation facility, in Brooke County, West Virginia. The facility is being developed by Energy Solutions Consortium, LLC. On March 12, 2020, we announced that GPS had entered into an EPC services contract with NTE Connecticut, LLC to construct the Killingly Energy Center, a 650 MW natural gas-fired power plant, in Killingly, Connecticut. The facility is being developed by NTE Energy, LLC (“NTE”). We anticipate adding the value of each of these new contracts to project backlog at times closer to their financial close and expected start dates. We are cautiously optimistic that the start of construction activities for at least two of these three projects will occur between three and nine months from now. However, we cannot predict with certainty when the projects will commence. The start dates for construction are generally controlled by the project owners.

We announced in March 2018 that GPS entered into an EPC services contract with an affiliate of NTE to construct an approximately 500 MW natural gas-fired power plant in Rockingham County, North Carolina. The Reidsville Energy Center will be similar to two gas-fired power plants substantially completed by GPS for NTE during Fiscal 2019, the Kings Mountain Energy Center located in Kings Mountain, North Carolina, and the Middletown Energy Center located in Middletown, Ohio. At the time, we expected this project to commence within a reasonable amount of time. However, due to unforeseen project owner delays, including a grid connection dispute between the project owner and a public utility, contract activities have not yet started for this new project. If the current dispute with the public utility is not resolved on terms that move the project forward, we will most likely remove the value of the Reidsville Energy Center from project backlog. In May 2019, GPS entered into an EPC services contract to construct a 625 MW power plant in Harrison County, West Virginia. Caithness is partnered with ESC to develop this project. As a limited notice to proceed with certain preliminary activities was received from the owner of this project at the time, the value of the contract was added to our project backlog. However, construction activities for the facility are not likely to begin before January 31, 2021 and until financial close is achieved.

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

The aggregate rated electrical output amount for the natural gas-fired power plants for which we have signed EPC services contracts is approximately 7.3 gigawatts with an aggregate contract value in excess of $3.0 billion. We include the value of an EPC services contract in project backlog when we believe that it is probable that the project will commence within a reasonable timeframe, among other factors. Our project backlog amount was approximately $1.2 billion and $1.3 billion at July 31, 2020 and January 31, 2020, respectively. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects (project backlog is larger than the value of remaining unsatisfied performance obligations, or RUPO, on active contracts; see Note 2 to the accompanying condensed consolidated financial statements). Cancellations or reductions may occur that may reduce project backlog and our expected future revenues.

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

The viability of future revenue forecasts by power plant owners and operators, particularly independent power producers, depends, to a significant degree, on the amount of future capacity supply secured for a particular power source located within the electricity region coordinated by PJM. For new power projects, lack of visibility regarding future capacity revenue streams complicates the search for equity and debt financing considerably. Most of our recently completed and awarded EPC service contracts relate to the construction of natural gas-fired power plants located within the geographic footprint of the electric power system operated by PJM, the regional transmission organization that coordinates the movement of wholesale electricity in all or parts of 13 states and the District of Columbia.

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

Besides the downturn in the demand for electric power during the COVID-19 outbreak in the US that is discussed below, other unfavorable factors include an increase in the amount of power generating capacity provided by renewable energy assets, improvements and decreasing prices in renewable energy storage solutions and increased environmental activism. Protests against fossil-fuel related energy projects continue to garner media attention and stir public skepticism about new pipelines resulting in project delays due to onsite protest demonstrations, indecision by local officials and lawsuits. For example, in July 2020, Dominion Energy and Duke Energy announced the abandonment of plans to complete the major Atlantic Coast Pipeline, ending a seven-year effort to build a 600-mile natural gas pipeline between West Virginia and eastern North Carolina, citing that the economic viability of the project was threatened by continuing delays and increasing cost uncertainty after a federal judge issued a ruling preventing the use of an accelerated construction permitting process.

Although this recent pipeline cancellation decision is not expected to have any direct unfavorable effect on any of the pending projects awarded to GPS, other pipeline approval delays may jeopardize projects that are needed to bring supplies of natural gas to planned gas-fired power plant sites, thereby increasing the risk of future power plant project delays or cancellations.

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

We believe that it is important to note that the plans for two of our contracted natural gas-fired power plant projects will adopt integrated “green” hydrogen solution packages developed by a major gas turbine manufacturer. While the plants will initially run on natural gas alone, the plants will eventually shift to burning hydrogen, thereby establishing power-generation flexibility for these plants.

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

In summary, the share of the electrical power generation-mix in the US fueled by natural gas, the sun and wind continued to rise during 2019, while the share fueled by coal continued its fall. Over the ten-year period ended in 2019, the amount of electrical power fueled by natural gas in the US increased by 72% while the amount of utility-scale power generated by coal fell by 45%.

However, reduced economic activity in the US related to the COVID-19 pandemic has caused significant changes in energy supply and demand patterns. In its Short-Term Energy Outlook released in August 2020, EIA now forecasts that total electric power sector generation in the US will decline by about 5% in 2020. Most of the expected decline is predicted for coal-fired and nuclear generation. The updated forecast for natural gas generation is that it will increase again this year, reflecting currently favorable fuel costs and the addition of new generating capacity, before declining in 2021 as the price of natural gas is forecasted to rise. The ultimate adverse impacts of the COVID-19 outbreak in the US on the forecast of electricity generation over the long-term are not known at this time.

Renewable energy sources are forecasted to account for the largest portion of new generating capacity in 2020, driving EIA’s updated forecast of 10% growth in renewable generation by this electric power sector. However, it will be interesting to observe whether the recent power shortages in California will reduce the pace of fossil-fuel-fired power plant eliminations planned by states that are in pursuit of extremely high renewable energy portfolios. It has been reported that renewables currently provide approximately 36% of electricity generation in California. Yet, the recent experience is that the increasing dependence on intermittent renewable energy sources, especially solar, is making it harder to ensure reliable power in California as millions of its residents have lost power during a late summer heat wave. The lesson may be that fossil-fuel electricity generation sources remain critical elements of the power generation mix in order to assure grid reliability by avoiding power outages.

In the pre-COVID-19 reference case of the 2020 outlook identified above, the EIA predicted that coal-fired and nuclear power generating capacity would decline by approximately 47% and 20% by 2050, respectively, representing only 13% and 12% shares of the electricity generation mix by 2050, respectively. It is important to note that most of the reduction in the coal-fired and nuclear capacity was already predicted to occur in the period 2020-2025. As a result, natural gas-fired power generating capacity was forecasted to increase by 26% over the next five years and by 67% by 2050 (before any adjustments for adverse and long-lasting effects of the COVID-19 pandemic on the demand for electricity). It is logical that this outlook represented the driver for the realization by at least certain power producers that the near-term addition of new natural gas-fired power plants to the utility-scale power generation fleet in the US is necessary. As a result, we have experienced meaningful growth in the number of new EPC service contracts awarded to us.

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

Despite the pandemic, we believe that the development of natural gas-fired power generation facilities in the US should continue to provide new construction opportunities for us although, in the near term, the pace of new opportunities emerging may be restrained and the starts of awarded EPC projects may be delayed. We are committed to the rational pursuit of new construction projects and the future growth of our revenues. This may result in our decision to make investments in the development and/or ownership of new projects. Because we believe in the strength of our balance sheet, we are willing to consider certain opportunities that include reasonable and manageable risks in order to assure the award of the related EPC services contracts to us.

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

In July 2020, confidence in our financial strength and the prospects for our business going forward prompted our board of directors to declare and to pay a special cash dividend in the amount of $1.00 per share (see Note 11 to the accompanying condensed consolidated financial statements) and to authorize the use of $25.0 million to repurchase shares of our common stock (see Item 2 in Part II of this Quarterly Report on Form 10-Q).

Comparison of the Results of Operations for the Three Months Ended July 31, 2020 and 2019

We reported a net income attributable to our stockholders of $5.6 million, or $0.36 per diluted share, for the three months ended July 31, 2020. For the three months ended July 31, 2019, we reported a comparable net income amount of $1.2 million, or $0.07 per diluted share.

The following schedule compares our operating results for the three months ended July 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended July 31,
	2020	2019	$ Change	% Change
REVENUES
Power industry services	$69,039	$27,890	$41,149	147.5%
Industrial fabrication and field services	16,689	33,230	(16,541)	(49.8)
Telecommunications infrastructure services	1,764	1,939	(175)	(9.0)
Revenues	87,492	63,059	24,433	38.7
COST OF REVENUES
Power industry services	55,610	28,906	26,704	92.4
Industrial fabrication and field services	14,896	29,528	(14,632)	(49.6)
Telecommunications infrastructure services	1,356	1,660	(304)	(18.3)
Cost of revenues	71,862	60,094	11,768	19.6
GROSS PROFIT	15,630	2,965	12,665	427.2
Selling, general and administrative expenses	9,085	10,038	(953)	(9.5)
INCOME (LOSS) FROM OPERATIONS	6,545	(7,073)	13,618	NM
Other income, net	451	1,642	(1,191)	(72.5)
INCOME (LOSS) BEFORE INCOME TAXES	6,996	(5,431)	12,427	NM
Income tax (expense) benefit	(1,397)	6,411	(7,808)	NM
NET INCOME	5,599	980	4,619	471.3
Net loss attributable to non-controlling interests	(10)	(174)	164	94.3
NET INCOME ATTRIBUTABLE TO
THE STOCKHOLDERS OF ARGAN, INC.	$5,609	$1,154	$4,455	386.0%

N/M – Not meaningful.

Revenues

Power Industry Services

The revenues of the power industry services business increased by 147.5%, or $41.1 million, to $69.0 million for the three months ended July 31, 2020 compared with revenues of $27.9 million for the three months ended July 31, 2019. The revenues of this business represented approximately 78.9% of consolidated revenues for the quarter ended July 31, 2020 and 44.2% of consolidated revenues for the prior year quarter. The primary driver for the improved performance by this reportable segment for the current year quarter was the increasing revenues associated with the construction of the Guernsey Power Station. This project, which did not commence until the third quarter last year, represented the significant portion of this segment’s revenues for the three months ended July 31, 2020. GPS reached substantial completion on four gas-fired power plant projects late in Fiscal 2019 and concluded activities on a fifth gas-fired power plant early in Fiscal 2020. As a result, the revenues of GPS declined substantially for early portions of Fiscal 2020, including the quarter ended July 31, 2019. The significant portions of revenues for this segment for the three-month period ended July 31, 2019 were provided by the operations of APC, including the TeesREP Project. The revenues of APC for the three months ended July 31, 2020 were unfavorably affected by the slow resumption of postponed Irish works projects and the suspension and restart of construction activities on the TeesREP Project.

Industrial Fabrication and Field Services

The revenues of industrial fabrication and field services (representing the business of TRC) provided 19.1% of consolidated revenues for the three months ended July 31, 2020, which reflected a reduction in revenues of $16.5 million, or 49.8%, to $16.7 million compared to revenues of $33.2 million for the three months ended July 31, 2019. With the completion of several large projects last year, TRC has been focused on rebuilding the amount of its project backlog. New project awards have increased TRC’s project backlog to approximately $37.4 million as of July 31, 2020 from $14.0 million at the beginning of Fiscal 2021. The largest portion of the revenues of TRC continues to be provided by industrial field services. The major customers of TRC include some of North America’s largest forest products companies, large fertilizer producers as well as other chemical and energy companies with plants located in the southeast region of the US.

Telecommunications Infrastructure Services

The revenues of this business segment (representing the business of SMC) were $1.8 million for the three months ended July 31, 2020 compared with revenues of $1.9 million for the three months ended July 31, 2019.

Cost of Revenues

With the increase in consolidated revenues for the three months ended July 31, 2020 compared with last year’s second quarter, the consolidated cost of revenues also increased between the quarters. These costs were $71.9 million and $60.1 million for the three months ended July 31, 2020 and 2019, respectively, an increase of approximately 19.6%.

For the three months ended July 31, 2020, we reported a consolidated gross profit of approximately $15.6 million which represented a gross profit percentage of approximately 17.9% of corresponding consolidated revenues. The gross profit for the three months ended July 31, 2020 was favorably impacted by the catch-up adjustment recorded by APC with the negotiation of Amendment No. 2 to the TeesREP Project subcontract in the amount of $4.2 million, which was partially offset by project-related charges in the amount of $1.9 million, associated primarily with the unexpected complexity of APC’s works in the UK and the current year suspension and restart of construction activities. The potentially adverse effects on the craft labor costs of the TeesREP Project of the COVID-19 induced suspension of construction activities was substantially mitigated by cost reimbursement payments received directly from the federal government of the UK during the quarter ended July 31, 2020 in the amount of $3.2 million. Our gross profit reported for the three months ended July 31, 2019 was $3.0 million, or 4.7% of corresponding consolidated revenues. Last year, the TeesREP Project loss recorded by APC for the quarter ended July 31, 2019 in the amount of $3.4 million had a significant unfavorable effect on our gross profit.

Selling, General and Administrative Expenses

These costs were $9.1 million and $10.0 million for the three months ended July 31, 2020 and 2019, respectively, representing 10.4% and 15.9% of consolidated revenues for the corresponding periods, respectively. As disclosed earlier this year, we expect these costs, expressed as a percentage of corresponding revenues, to trend downward through the remaining quarters of Fiscal 2021 and next year, primarily driven by the expected increase in consolidated revenues over the same periods. The reduction in actual costs between the quarters was due primarily to the increased utilization of staff by GPS on the Guernsey EPC project.

Other Income

For the three months ended July 31, 2020 and 2019, the net amounts of other income were $0.5 million and $1.6 million, respectively, which represented a reduction of 72.5% between the comparable quarterly periods. The amounts reported for this line item reflect primarily investment income earned on funds maintained in a money market account and interest income earned on CDs. Although the aggregate amount of invested funds has increased between the quarters and since January 31, 2020, the significant drop in interest rates that has occurred during the COVID-19 pandemic has had a meaningfully adverse effect on the returns earned on our invested funds.

Income Taxes

We reported income tax expense for the three months ended July 31, 2020 in the amount of approximately $1.4 million. We estimate that our annual effective income tax rate for Fiscal 2021 before discrete items will approximate 25.8%. This tax rate differs from the statutory federal tax rate of 21% due primarily to the unfavorable effects of permanent differences relating to nondeductible travel and entertainment expenses, certain nondeductible executive compensation and interest income earned on our notes receivable from the VIE.

We reported an income tax benefit for the three months ended July 31, 2019 in the amount of approximately $6.4 million which primarily reflected the favorable tax impact of bad debt loss realized on loans made to APC from Argan, which were determined to be uncollectible. We did not record any income tax benefit related to the net loss reported by the subsidiary operations of APC located in the United Kingdom for the quarter ended July 31, 2019.

Comparison of the Results of Operations for the Six Months Ended July 31, 2020 and 2019

We reported net income attributable to our stockholders of $4.8 million, or $0.31 per diluted share, for the six months ended July 31, 2020. For the six months ended July 31, 2019, we reported a net loss amount of $28.6 million, or $1.84 per diluted share.

The following schedule compares our operating results for the six months ended July 31, 2020 and 2019 (dollars in thousands):

	Six Months Ended July 31,
	2020	2019	$ Change	% Change
REVENUES
Power industry services	$117,651	$48,093	$69,558	144.6%
Industrial fabrication and field services	26,433	60,299	(33,866)	(56.2)
Telecommunications infrastructure services	3,556	4,211	(655)	(15.6)
Revenues	147,640	112,603	35,037	31.1
COST OF REVENUES
Power industry services	101,320	73,432	27,888	38.0
Industrial fabrication and field services	23,878	53,799	(29,921)	(55.6)
Telecommunications infrastructure services	2,803	3,433	(630)	(18.4)
Cost of revenues	128,001	130,664	(2,663)	(2.0)
GROSS PROFIT (LOSS)	19,639	(18,061)	37,700	NM
Selling, general and administrative expenses	19,429	19,626	(197)	(1.0)
Impairment loss	—	2,072	(2,072)	(100.0)
INCOME (LOSS) FROM OPERATIONS	210	(39,759)	39,969	NM
Other income, net	1,539	3,894	(2,355)	(60.5)
INCOME (LOSS) BEFORE INCOME TAXES	1,749	(35,865)	37,614	NM
Income tax benefit	3,057	6,932	(3,875)	(55.9)
NET INCOME (LOSS)	4,806	(28,933)	33,739	NM
Net loss attributable to non-controlling interests	(40)	(287)	247	86.1
NET INCOME (LOSS) ATTRIBUTABLE TO
THE STOCKHOLDERS OF ARGAN, INC.	$4,846	$(28,646)	$33,492	NM

N/M – Not meaningful.

Revenues

Power Industry Services

The revenues of the power industry services business increased by 144.6%, or $69.6 million, to $117.7 million for the six months ended July 31, 2020 compared with revenues of $48.1 million for the six months ended July 31, 2019, primarily due to the increasing revenues associated with the construction of the Guernsey Power Station. The revenues of this business represented approximately 79.7% of consolidated revenues for the six-month period ended July 31, 2020 and approximately 42.7% of consolidated revenues for the comparable prior year period. GPS reached substantial completion on four gas-fired power plant projects late in Fiscal 2019 and concluded activities on a fifth gas-fired power plant in the first quarter of Fiscal 2020. As a result, the revenues of GPS declined substantially for the six months ended July 31, 2019 due to the lack of any meaningful EPC project activity. Conversely, the revenues of APC declined for the six months ended July 31, 2020 from the amount of revenues recognized during the six months ended July 31, 2019, which represented the majority of revenues for this segment last year, due primarily to the suspension of work on the TeesREP Project and the postponement of Irish works in response to the COVID-19 pandemic during the current year.

Industrial Fabrication and Field Services

The revenues of industrial fabrication and field services (representing the business of TRC) provided 17.9% of consolidated revenues for the six months ended July 31, 2020, which reflected a reduction in revenues of $33.9 million, or 56.2%, to $26.4 million compared to revenues of $60.3 million for the six months ended July 31, 2019. With the completion of several large projects last year, the low level of activity on projects affected TRC’s revenues most unfavorably during the first quarter of the current year. However, as discussed above, the quarterly revenues of TRC showed meaningful recovery during the second quarter as customers have begun to resume normal plant operations and commence projects suspended earlier this year due to the COVID-19 pandemic. New project awards have increased TRC’s current project backlog to approximately $37.4 million as of July 31, 2020 from $14.0 million at January 31, 2020.

Telecommunications Infrastructure Services

The revenues of this business segment (representing the business of SMC) were $3.6 million for the six months ended July 31, 2020 compared with revenues of $4.2 million for the six months ended July 31, 2019.

Cost of Revenues

Despite the increase in consolidated revenues for the six months ended July 31, 2020 compared with last year’s corresponding period, the consolidated cost of revenues decreased between the periods, but only by 2.0%. These costs were $128.0 million, represented substantially by projects costs incurred on the Guernsey Power Station, and $130.7 million, represented substantially by project costs incurred by TRC and APC, for the six months ended July 31, 2020 and 2019, respectively. Last year, our cost of revenues included a charge in the amount of $7.7 million in connection with the establishment of the TeesREP subcontract loss reserve on the books of APC.

For the six months ended July 31, 2020, we reported a consolidated gross profit of approximately $19.6 million which represented a gross profit percentage of approximately 13.3% of corresponding consolidated revenues, and which reflected the net favorable effect of the adjustments recorded by APC during the current year quarter as discussed above. Despite these items, the consolidated gross profit percentage for the six months ended July 31, 2020 was adversely affected by the low level of revenues reported by TRC and the Irish operations of APC.

The loss incurred by APC on the TeesREP project in the amount of $30.9 million for the six months ended July 31, 2019 had a significant unfavorable effect on the Company’s gross profit, which was the primary factor in our reporting a consolidated gross loss for the six-month period in the amount of $18.1 million.

Selling, General and Administrative Expenses

These costs were $19.4 million and $19.6 million for the six months ended July 31, 2020 and 2019, respectively, representing 13.2% and 17.4% of consolidated revenues for the corresponding periods, respectively. The amount for the six months ended July 31, 2020 reflected the costs of maintaining intact the key staff organizations at corporate headquarters, GPS, TRC and SMC during the COVID-19 pandemic. We expect these costs, expressed as a percentage of corresponding consolidated revenues, to trend downward through the remaining quarters of Fiscal 2021 and next year, primarily driven by the expected increase in consolidated revenues over the same periods. Last year, selling, general and administrative expenses included the costs of maintaining core members of the operations staff at GPS, before the start-up of new EPC projects, whose time is typically charged to active projects to a greater degree.

Impairment Loss

APC recorded a substantial loss on the TeesREP Project during the first quarter last year. We considered the recognition of a contract loss of this magnitude to be an event triggering a re-assessment of the goodwill which resulted in our conclusion that the remaining balance was impaired. Accordingly, an impairment loss was recorded in the amount of $2.1 million which is reflected in our consolidated operating results for the six months ended July 31, 2019.

Other Income

For the six months ended July 31, 2020 and 2019, the net amounts of other income were $1.5 million and $3.9 million, respectively, which represented a reduction of 60.5% between the comparable periods. Although the aggregate amount of invested funds has increased between the comparable periods and since January 31, 2020, the significant drop in interest rates that has occurred during the COVID-19 pandemic has had a meaningful adverse effect on the returns earned on our temporarily invested funds.

Income Taxes

We recorded an income tax benefit for the six months ended July 31, 2020 in the amount of approximately $3.1 million, which reflected primarily the net operating loss carryback benefit in the approximate amount of $4.3 million that is discussed in the following paragraph.

In a response to the COVID-19 health crisis, the US Congress passed the CARES Act that was signed into law on March 27, 2020. This wide-ranging legislation was enacted as an emergency economic stimulus package including spending and tax breaks aimed at strengthening the US economy and funding a nationwide effort to curtail the effects of the outbreak of COVID-19. The CARES Act has provided many opportunities for taxpayers to evaluate their 2018 and 2019 income tax returns to identify potential tax refunds. One such area is the utilization of NOLs. The tax changes of the CARES Act removed the limitations on the future utilization of certain NOLs and re-established a carryback period for certain losses to five years. The losses eligible for carryback under the CARES Act include our consolidated NOL for Fiscal 2020, which was approximately $39.5 million. Substantially all of this loss now may be carried back for application against our taxable income for the year ended January 31, 2015. This provides a favorable rate benefit for us as the loss, which was incurred in a year where the statutory federal tax rate was 21%, will be carried back to a tax year where the tax rate was higher.

We estimate that our annual effective income tax rate for Fiscal 2021 before discrete items will approximate 25.8%. This tax rate differs from the statutory federal tax rate of 21% due primarily to the unfavorable effects of certain permanent differences as discussed above.

We recorded an income tax benefit for the six months ended July 31, 2019 in the amount of approximately $6.9 million which primarily reflected the tax benefit of the loss incurred by our domestic operations. We did not record any income tax benefit related to the net loss reported by APC’s UK operations for the period.

Liquidity and Capital Resources as of July 31, 2020

At July 31 and January 31, 2020, our balances of cash and cash equivalents were $382.4 million and $167.4 million, respectively. During this same period, our working capital decreased by $7.7 million to $270.0 million as of July 31, 2020 from $277.7 million as of January 31, 2020.

The net amount of cash provided by operating activities for the six months ended July 31, 2020 was $102.9 million. Our net income for the six months ended July 31, 2020, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $18.3 million. However, the sources of cash from operations for the current year period included primarily a temporary increase in the balance of contract liabilities  associated with the early phases of the Guernsey Power Station construction and new project awards at TRC in the amount of $83.3 million. Reductions in the balances of accounts receivable and contract assets, primarily at the TRC and APC operations, provided cash in the amounts of $7.5 million and $6.9 million, respectively. In addition, the combined level of accounts payable and accrued expenses increased by $4.7 million during the six months ended July 31, 2020, a source of cash for the period.

As discussed above, our income tax accounting for the six months ended July 31, 2020 reflects an entry to record the carryback of our net operating loss incurred for the year ended January 31, 2020 to our tax year ended January 31, 2015. The loss carryback should result in a refund of federal income taxes in the amount of $12.6 million. This tax refund receivable has been included in the balance of other current assets as of July 31, 2020, which was the primary cause of the increase in this balance of $17.8 million during the period, a use of cash.

Another primary source of cash for the six months ended July 31, 2020 was the net maturities of short-term investments, certificates of deposit issued by the Bank, in the amount of $135.0 million. Non-operating activities used cash during the six months ended July 31, 2020, including the payment of regular and special cash dividends in the total amount of $23.5 million. During the six-month period ended July 31, 2020, capital expenditures were reduced by approximately 62.8% to $1.1 million from a capital expenditures amount of $3.0 million for the six months ended July 31, 2019. Partially offsetting these uses of cash, we received cash proceeds related to the exercise of stock options during the six months ended July 31, 2020 in the amount of $0.7 million. As of July 31, 2020, there were no restrictions with respect to inter-company payments from GPS, TRC, APC or SMC to the holding company. However, during the prior year, certain loans made by Argan to APC were determined to be uncollectible.

Last year, the net amount of cash used by operating activities for the six months ended July 31, 2019 was $53.2 million. Our net loss for the period, offset partially by the favorable adjustments related to non-cash income and expense items, used cash in the total amount of $29.6 million. Due substantially to the increased activity at TRC last year, accounts receivable increased during the six months ended July 31, 2019, representing a use of cash in the amount of $9.8 million. The Company also used cash during the six months ended July 31, 2019 in the amount of $16.4 million to reduce the level of accounts payable and accrued expenses. The net balance of contract assets and liabilities did not change materially during the six-month period ended July 31, 2019. Due primarily to the receipt of refunds of excess estimated income tax payment amounts, the balance of other assets decreased by $2.7 million during the six months ended July 31, 2019, a source of cash.

The primary source of cash required to fund operations during the six months ended July 31, 2019 was the net maturity of short-term investments in the amount of $69.0 million. Cash proceeds in the amount of $1.6 million were received from the exercise of stock options during the six-month period ended July 31, 2019. Non-operating activities used cash during the six months ended July 31, 2019, including primarily the payment of a quarterly cash dividends in the total amount of $7.8 million. As indicated above, our operating subsidiaries used cash during the six-month period ended July 31, 2019 in the amount of $3.0 million to fund capital expenditures.

At July 31, 2020, most of our balance of cash and cash equivalents was invested in a money market fund with most of its total assets invested in cash, US Treasury obligations and repurchase agreements secured by US Treasury obligations. The major portion our domestic operating bank account balances are maintained with the Bank. We do maintain certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the UK in support of the operations of APC.

Our Credit Agreement, which expires on May 31, 2021, includes the following features, among others: a lending commitment of $50.0 million including a revolving loan with interest at the 30-day LIBOR plus 2.0%, and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions. We may use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business as defined by the Bank. At July 31, 2020, we had $1.7 million of outstanding letters of credit issued under the Credit Agreement. However, we had no outstanding borrowings. Additionally, in connection with the current project development activities by a VIE, the Bank issued a letter of credit, outside the scope of the Credit Agreement, in the approximate amount of $3.4 million for which the Company has provided cash collateral.

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement requires that we comply with certain financial covenants at our fiscal year-end and at each fiscal quarter-end, and includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. At July 31 and January 31, 2020, we were compliant with the financial covenants of the Credit Agreement.

In the normal course of business and for certain major projects, we may be required to obtain surety or performance bonding, to provide parent company guarantees, or to cause the issuance of letters of credit (or some combination thereof) in order to provide performance assurances to clients on behalf of one of our contractor subsidiaries.

For certain projects, we are required by project owners to provide guarantees related to our services or work. If our services under a guaranteed project would not be completed or would be determined to have resulted in a material defect or other material deficiency, then we could be responsible for monetary damages or other legal remedies. Certain project owners may request that we obtain surety bonds for their benefit in connection with EPC services contract performance obligations. As is typically required by any surety bond, the Company would be obligated to reimburse the issuer of any surety bond issued on behalf of a subsidiary for any cash payments made thereunder. The commitments under performance bonds generally end concurrently with the expiration of the related contractual obligation. Not all of our projects require bonding.

On behalf of APC, Argan has provided a parent company performance guarantee to its customer, the EPC services contractor on the TeesREP Project. During the quarter ended July 31, 2020 and in connection with the negotiation of Amendment No. 2, the Company replaced an outstanding letter of credit in the amount of $7.6 million with a surety bond as the support for the parent company performance guarantee (see Note 7 to the accompanying condensed consolidated financial statements).

As of July 31, 2020, the revenue value of the Company’s unsatisfied bonded performance obligations was less than the value of RUPO disclosed in Note 2 to the accompanying condensed consolidated financial statements. In addition, as of July 31, 2020, there were bonds outstanding in the aggregate amount of approximately $64.4 million covering other risks including warranty obligations related to projects completed by GPS; these bonds expire at various dates during the years ending January 31, 2021 and 2022.

When sufficient information about claims related to our performance on projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such guaranteed losses. As our subsidiaries are wholly-owned, any actual liability related to contract performance is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. Any amounts that we may be required to pay in excess of the estimated costs to complete contracts in progress as of July 31, 2020 are not estimable.

We have also provided a financial guarantee on behalf of GPS to an original equipment manufacturer in the amount of $3.6 million to support project developmental efforts which resulted in the award of an EPC services contract to GPS.

We believe that cash on hand, cash that will be provided from the remaining maturities of short-term investments and cash generated from our future operations, with or without funds available under our line of credit, will be adequate to meet our general business needs in the foreseeable future. For the six months ended July 31, 2020, to assure an optimum level of liquidity during this period of uncertainty and to mitigate the market risks represented by the COVID-19 pandemic, management decided to temporarily maintain larger balances of cash and cash equivalents relative to short-term investments with minimal opportunity cost.

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

The following table presents the determinations of EBITDA for the three and six months ended July 31, 2020 and 2019, respectively (amounts in thousands):

	Three Months Ended
	July 31,
	2020	2019
Net income, as reported	$5,599	$980
Income tax expense (benefit)	1,397	(6,411)
Depreciation	921	882
Amortization of purchased intangible assets	226	293
EBITDA	8,143	(4,256)
EBITDA of non-controlling interests	(10)	(174)
EBITDA attributable to the stockholders of Argan, Inc.	$8,153	$(4,082)

	Six Months Ended
	July 31,
	2020	2019
Net income (loss), as reported	$4,806	$(28,933)
Income tax benefit	(3,057)	(6,932)
Depreciation	1,858	1,711
Amortization of purchased intangible assets	451	592
EBITDA	4,058	(33,562)
EBITDA of non-controlling interests	(40)	(287)
EBITDA attributable to the stockholders of Argan, Inc.	$4,098	$(33,275)

As we believe that our net cash flow provided by or used in operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows provided by or used in operating activities that are presented in our condensed consolidated statements of cash flows for the six months ended July 31, 2020 and 2019 (amounts in thousands).

	Six Months Ended
	July 31,
	2020	2019
EBITDA	$4,058	$(33,562)
Current income tax benefit	11,593	210
Stock option compensation expense	1,414	926
Impairment loss	—	2,072
Other non-cash items	1,192	724
Decrease (increase) in accounts receivable	7,532	(9,835)
(Increase) decrease in other assets	(17,781)	2,722
Increase (decrease) in accounts payable and accrued expenses	4,714	(16,445)
Change in contracts in progress, net	90,179	24
Net cash provided by (used in) operating activities	$102,901	$(53,164)

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

We consider the accounting policies related to revenue recognition on long-term construction contracts; income tax reporting; the accounting for business combinations; the subsequent valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee common stock-based awards; and the financial reporting associated with any significant claims or legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for special purpose entities including joint ventures and variable interest entities. An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report. During the six-month period ended July 31, 2020, there have been no material changes in the way we apply the critical accounting policies described therein.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of July 31, 2020, we had no outstanding borrowings under our financing arrangements with the Bank (see Note 6 to the accompanying condensed consolidated financial statements), which provide a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at 30-day LIBOR plus 2.0%. During the six months ended July 31, 2020 and 2019, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk.

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

We maintain a substantial amount of our temporarily investable funds in a money market account (see Note 3 of the accompanying condensed consolidated financial statements). The balance of these funds, which was included in cash and cash equivalents in our condensed consolidated balance sheet as of July 31, 2020, was $298.8 million with earnings based on an annual yield of 0.05%. The significant drop in interest rates during the six months ended July 31, 2020 has caused a significant reduction in the investment returns earned on these funds by us. At January 31, 2020, our money market funds were providing earnings based on an annual yield of 1.49%.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 31, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to the Company and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure in the reports.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Included in Note 8 to the condensed consolidated financial statements that are included in Item 1 of Part I of this Quarterly Report on Form 10-Q is the discussion of the status of a specific legal proceeding as of July 31, 2020. In the normal course of business, we may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 24, 2020, we made a filing on Current Report Form 8-K announcing that our board of directors authorized the repurchase of up to $25.0 million of our issued and outstanding common stock through June 2022 (the “Repurchase Plan”). The repurchases may occur in the open market, through investment banking institutions, privately-negotiated transactions, or direct purchases, and the timing and amount of stock repurchased will depend on market and business conditions, applicable legal and credit requirements and other corporate considerations. To date, there have not been any purchases made under the Repurchase Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES (not applicable)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Title
Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.
Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.
Exhibit 32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350. *
Exhibit 32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350. *

Exhibit 101: Exhibit 101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase.
Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase.
Exhibit 101.DEF	Inline XBRLTaxonomy Extension Definition Document.
Exhibit 104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	The certification is being furnished and shall not be considered filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

September 9, 2020	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

September 9, 2020	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary