Form 10-Q
period 2020-10-31
ARGAN INC
filed 2020-12-09
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2020

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

Common stock, $0.15 par value: 15,689,969 shares as of December 7, 2020.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
REVENUES	$127,331	$58,406	$274,971	$171,009
Cost of revenues	106,988	52,414	234,989	183,078
GROSS PROFIT (LOSS) (Note 2)	20,343	5,992	39,982	(12,069)
Selling, general and administrative expenses	9,398	12,135	28,827	31,761
Impairment loss	—	—	—	2,072
INCOME (LOSS) FROM OPERATIONS	10,945	(6,143)	11,155	(45,902)
Other income, net	175	3,578	1,714	7,472
INCOME (LOSS) BEFORE INCOME TAXES	11,120	(2,565)	12,869	(38,430)
Income tax (expense) benefit (Note 10)	(1,666)	(1,996)	1,391	4,936
NET INCOME (LOSS)	9,454	(4,561)	14,260	(33,494)
Net income (loss) attributable to non-controlling interests	—	2,294	(40)	2,007
NET INCOME (LOSS) ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	9,454	(6,855)	14,300	(35,501)
Foreign currency translation adjustments	(321)	235	(650)	(825)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$9,133	$(6,620)	$13,650	$(36,326)

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC. (Note 11)
Basic	$0.60	$(0.44)	$0.91	$(2.27)
Diluted	$0.60	$(0.44)	$0.91	$(2.27)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	15,680	15,633	15,659	15,617
Diluted	15,833	15,633	15,795	15,617

CASH DIVIDENDS PER SHARE (Note 12)	$0.25	$0.25	$1.75	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	October 31,	January 31,
	2020	2020
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$353,213	$167,363
Short-term investments	90,017	160,499
Accounts receivable, net	30,607	37,192
Contract assets	27,223	33,379
Other current assets (Note 10)	37,760	23,322
TOTAL CURRENT ASSETS	538,820	421,755
Property, plant and equipment, net	20,966	22,539
Goodwill	27,943	27,943
Other purchased intangible assets, net	4,324	5,001
Deferred taxes	—	7,894
Right-of-use and other assets	3,447	2,408
TOTAL ASSETS	$595,500	$487,540

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$48,836	$35,442
Accrued expenses (Note 10)	51,650	35,907
Contract liabilities	160,544	72,685
TOTAL CURRENT LIABILITIES	261,030	144,034
Deferred taxes	472	—
Other noncurrent liabilities	3,334	2,476
TOTAL LIABILITIES	264,836	146,510

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 15,693,202 and 15,638,202 shares issued at October 31 and January 31, 2020, respectively; 15,689,969 and 15,634,969 shares outstanding at October 31 and January 31, 2020, respectively	2,354	2,346
Additional paid-in capital	152,149	148,713
Retained earnings	176,186	189,306
Accumulated other comprehensive loss	(1,766)	(1,116)
TOTAL STOCKHOLDERS’ EQUITY	328,923	339,249
Non-controlling interests	1,741	1,781
TOTAL EQUITY	330,664	341,030
TOTAL LIABILITIES AND EQUITY	$595,500	$487,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2020 AND 2019

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional		Accumulated
	Outstanding	Par	Paid-in	Retained	Other Comprehensive	Non-controlling	Total
	Shares	Value	Capital	Earnings	Loss	Interests	Equity
Balances, August 1, 2020	15,669,969	$2,351	$150,847	$170,653	$(1,445)	$1,741	$324,147
Net income	—	—	—	9,454	—	—	9,454
Foreign currency translation loss	—	—	—	—	(321)	—	(321)
Stock compensation expense	—	—	786	—	—	—	786
Stock option exercises	20,000	3	516	—	—	—	519
Cash dividends	—	—	—	(3,921)	—	—	(3,921)
Balances, October 31, 2020	15,689,969	$2,354	$152,149	$176,186	$(1,766)	$1,741	$330,664

Balances, August 1, 2019	15,633,302	$2,346	$147,445	$211,167	$(1,406)	$(483)	$359,069
Net (loss) income	—	—	—	(6,855)	—	2,294	(4,561)
Foreign currency translation gain	—	—	—	—	235	—	235
Stock compensation expense	—	—	586	—	—	—	586
Cash dividends	—	—	—	(3,911)	—	—	(3,911)
Balances, October 31, 2019	15,633,302	$2,346	$148,031	$200,401	$(1,171)	$1,811	$351,418

Balances, February 1, 2020	15,634,969	$2,346	$148,713	$189,306	$(1,116)	$1,781	$341,030
Net income (loss)	—	—	—	14,300	—	(40)	14,260
Foreign currency translation loss	—	—	—	—	(650)	—	(650)
Stock compensation expense	—	—	2,199	—	—	—	2,199
Stock option exercises	55,000	8	1,237	—	—	—	1,245
Cash dividends	—	—	—	(27,420)	—	—	(27,420)
Balances, October 31, 2020	15,689,969	$2,354	$152,149	$176,186	$(1,766)	$1,741	$330,664

Balances, February 1, 2019	15,573,869	$2,337	$144,961	$247,616	$(346)	$(196)	$394,372
Net (loss) income	—	—	—	(35,501)	—	2,007	(33,494)
Foreign currency translation loss	—	—	—	—	(825)	—	(825)
Stock compensation expense	—	—	1,512	—	—	—	1,512
Stock option exercises	59,433	9	1,558	—	—	—	1,567
Cash dividends	—	—	—	(11,714)	—	—	(11,714)
Balances, October 31, 2019	15,633,302	$2,346	$148,031	$200,401	$(1,171)	$1,811	$351,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$14,260	$(33,494)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Deferred income tax expense (benefit)	8,366	(4,521)
Depreciation	2,798	2,610
Stock compensation expense	2,199	1,512
Lease expense	1,318	637
Amortization of purchased intangible assets	677	864
Changes in accrued interest on short-term investments	482	1,106
Impairment loss	—	2,072
Other	111	60
Changes in operating assets and liabilities
Accounts receivable	6,585	1,274
Contract assets	6,156	7,992
Other assets	(15,976)	(1,760)
Accounts payable and accrued expenses	27,725	(12,523)
Contract liabilities	87,859	50,072
Net cash provided by operating activities	142,560	15,901

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	170,000	164,000
Purchases of short-term investments	(100,000)	(75,000)
Purchases of property, plant and equipment	(1,412)	(6,308)
Net cash provided by investing activities	68,588	82,692

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of cash dividends	(27,420)	(11,714)
Proceeds from the exercise of stock options	1,245	1,567
Net cash used in financing activities	(26,175)	(10,147)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	877	(282)
NET INCREASE IN CASH AND CASH EQUIVALENTS	185,850	88,164
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	167,363	164,318
CASH AND CASH EQUIVALENTS, END OF PERIOD	$353,213	$252,482

SUPPLEMENTAL CASH FLOW INFORMATION (Notes 7 and 10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2020

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

In Note 14, the Company has provided certain financial information relating to the operating results and assets of its reportable segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions. The Company’s fiscal year ends on January 31 each year.

The condensed consolidated balance sheet as of October 31, 2020, the condensed consolidated statements of earnings and stockholders’ equity for the three and nine months ended October 31, 2020 and 2019, and the condensed consolidated statements of cash flows for the nine months ended October 31, 2020 and 2019 are unaudited. The condensed consolidated balance sheet as of January 31, 2020 has been derived from audited financial statements. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the US Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto, and the independent registered public accounting firm’s report thereon, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (“Fiscal 2020”).

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of October 31, 2020, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Variable Interest Entity

In January 2018, the Company was deemed to be the primary beneficiary of a VIE that is performing the project development activities related to the planned construction of a new natural gas-fired power plant. Consideration for the Company’s engineering and financial support includes the right to build the power plant pursuant to a turnkey engineering, procurement and construction (“EPC”) services contract that has been negotiated and announced. The account balances of the VIE are included in the condensed consolidated financial statements, including development costs incurred by the VIE during the three and nine-month periods ended October 31, 2020 and 2019. The total amounts of the project development costs included in the balances for property, plant and equipment as of October 31 and January 31, 2020 were $7.4 million and $6.9 million, respectively. Recovery of the Company's investment in this project will most likely depend on the successful completion of the project development efforts, including the arrangement of financing for the construction and operation of the corresponding power plant.

NOTE 2 – REVENUES FROM CONTRACTS WITH CUSTOMERS

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

The Company’s revenues are recognized primarily under various types of long-term construction contracts, including those for which revenues are based on either a fixed-price or a time-and-materials basis, and are primarily recognized over time as performance obligations are satisfied due to the continuous transfer of control to the project owner or other customer. Revenues from fixed-price contracts, including a portion of estimated gross profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage-of-completion method.

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

Contract assets generally include amounts that represent the rights to receive payment for goods or services that have been transferred to the project owner, with the rights conditional upon something other than the passage of time. Contract liabilities generally include the amounts that reflect obligations to provide goods or services for which payment has been received. The balances of accounts receivable exclude billed amounts which, pursuant to the terms of the applicable contract, are not paid by project owners until a defined phase of a contract or project has been completed and accepted. These retained amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. Retention amounts and the length of retention periods may vary. Retention amounts related to active contracts are considered current regardless of the term of the applicable contract; such amounts are generally collected by the completion of the applicable contract. The total of amounts retained by project owners under construction contracts at October 31 and January 31, 2020 were $32.5 million and $20.0 million, respectively.

Variable Consideration

Amounts for contract variations for which the Company has project-owner directive for additional work or other scope change, but not for the price associated with the corresponding additional effort, are included in the transaction price when it is considered probable that the applicable costs will be recovered through a modification to the contract price. The effects of any revision to a transaction price can be determined at any time and they could be material. The Company may include in the corresponding transaction price a portion of the amount claimed in a dispute that it expects to receive from a project owner. Once a settlement of the dispute has been reached with the project owner, the transaction price may be revised again to reflect the final resolution. The aggregate amount of such contract variations included in the transaction prices that were used to determine project-to-date revenues at October 31, 2020 and January 31, 2020 were $8.0 million and $21.2 million, respectively. Variations related to the Company’s contracts typically represent modifications to the existing contracts and performance obligations, and do not represent new performance obligations. Actual costs related to any changes in the scope of the corresponding contract are expensed as they are incurred. Changes to total estimated contract costs and losses, if any, are reflected in operating results for the period in which they are determined.

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

Subsequent to the release of the Company’s consolidated financial statements for Fiscal 2019, APC’s estimates of the costs of the unfavorable financial impacts of the difficulties on the TeesREP Project escalated substantially. For the nine-month period ended October 31, 2019, the Company recorded a loss related to this project in the amount of $31.2 million, including $0.3 million recorded in the three months ended October 31, 2019, and reversed profit in the amount of $0.7 million that had been recorded in prior fiscal years.

Construction activities on the TeesREP Project were suspended on March 24, 2020 due to the COVID-19 pandemic. At that time, APC had completed approximately 90% of its subcontracted work. As a condition for resuming its efforts on the TeesREP Project, APC entered into an amendment to the subcontract with its customer, effective June 1, 2020, covering the various terms and conditions for completion of the installation of the boiler (“Amendment No. 2”). The agreement represented a global settlement of past commercial differences with both parties making significant concessions, and converted the billing arrangements for the remaining work to a time-and-materials basis.

Amendment No. 2 was treated as a modification of the original subcontract as the arrangement continued to represent a single performance obligation to its customer, the delivery of a complete functioning and integrated boiler that was only partially satisfied when the modification to the subcontract occurred. During October 2020, APC and its customer agreed to additional contractual changes that effectively recognized APC’s completion of the single performance obligation and that establishes a time-and-materials contractual arrangement covering all works requested by APC’s customer until completion of the power plant construction.

The effects of these changes on the financial results reported for the subcontract were the primary reasons for the reductions to the subcontract loss that were recorded during the three and nine months ended October 31, 2020, in the approximate favorable amounts of $2.8 million and $4.1 million, respectively. Accordingly, the final amount of the TeesREP fixed price subcontract loss was $29.5 million, and the remaining subcontract loss reserve balance was eliminated as of October 31, 2020. At January 31, 2020, the subcontract loss reserve balance was $5.8 million. This balance was included in accrued expenses in the accompanying condensed consolidated balance sheet. Final closeout adjustments may result in future changes in the amount of the subcontract loss recognized as of October 31, 2020; however, APC has included an estimate of these costs in accrued expenses in the accompanying condensed consolidated balance sheet as of October 31, 2020. The total amounts of accounts receivable and contract assets related to the TeesREP Project and included in the condensed consolidated balance sheets were $7.3 million as of October 31, 2020 and $19.2 million as of January 31, 2020.

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

At October 31, 2020, the Company had RUPO of $604.7 million. The largest portion of RUPO at any date usually relates to EPC service contracts with typical performance durations of 2 to 3 years. However, the length of certain significant construction projects may exceed three years. The Company estimates that approximately 63% of the RUPO amount at October 31, 2020 will be included in the amount of consolidated revenues that will be recognized over the next twelve months. Most of the remaining amount of the RUPO amount at October 31, 2020 is expected to be recognized in revenues over the following eighteen months.

Revenues for future periods will also include amounts related to customer contracts started or awarded subsequent to October 31, 2020. It is important to note that estimates may be changed in the future and that cancellations, deferrals, scope adjustments may occur related to work included in the amount of RUPO at October 31, 2020. Accordingly, RUPO may be adjusted to reflect project delays and cancellations, revisions to project scope and cost and foreign currency exchange fluctuations, or to revise estimates, as effects become known. Such adjustments may materially reduce future revenues below Company estimates.

Disaggregation of Revenues

The following table presents consolidated revenues for the three and nine months ended October 31, 2020 and 2019, disaggregated by the geographic area where the corresponding projects were located:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
United States	$109,241	$39,629	$241,616	$117,045
United Kingdom	9,759	10,349	22,595	35,631
Republic of Ireland	8,331	8,256	10,760	18,007
Other	—	172	—	326
Consolidated Revenues	$127,331	$58,406	$274,971	$171,009

Each year, the majority of consolidated revenues are recognized pursuant to fixed-price contracts with most of the remaining portions earned pursuant to time-and-material contracts. Consolidated revenues are disaggregated by reportable segment in Note 14 to the condensed consolidated financial statements.

NOTE 3 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At October 31 and January 31, 2020, significant amounts of cash and cash equivalents were invested in mutual funds with net assets invested in high-quality money market instruments. Such investments include US Treasury obligations; obligations of US government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by US government obligations. Due to market conditions, returns on money market instruments are currently minimal. The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Short-term investments as of October 31 and January 31, 2020 consisted solely of certificates of deposit purchased from Bank of America (the “Bank”) with weighted average initial maturities of 292 days and 165 days, respectively (the “CDs”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest which approximates fair value. The total carrying value amounts as of October 31 and January 31, 2020 included accrued interest, which was $0.5 million at January 31, 2020. The amount of accrued interest at October 31, 2020 was insignificant. Interest income is recorded when earned and is included in other income. At October 31 and January 31, 2020, the weighted average annual interest rates of the outstanding CDs were 0.2% and 1.8%, respectively.

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

NOTE 4 – ACCOUNTS AND NOTES RECEIVABLE

The Company generally extends credit to a customer based on an evaluation of the customer’s financial condition without requiring tangible collateral. Exposure to losses on accounts and notes receivable is expected to differ due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and may establish an allowance for a credit loss based on management’s estimate of the loss that is expected to occur over the remaining life of the particular financial asset. At October 31 and January 31, 2020, the amounts of credit losses expected by management were insignificant. The amounts of the provision for credit losses for the three and nine months ended October 31, 2020 and the provision for uncollectible accounts for the three and nine months ended October 31, 2019 were also insignificant.

As of October 31, 2020, there were outstanding invoices billed to one former customer and unbilled costs incurred on the related project, with balances included in accounts receivable and contract assets, in the aggregate amount of $24.5 million, for which the recovery time will most likely depend on the resolution of the outstanding legal dispute between the parties (see Note 8).

As of October 31, 2020, there were past due notes receivable from project developers in the aggregate amount of $1.7 million, for which full receipt will most likely depend on the successful financing of the related projects.

NOTE 5 – PURCHASED INTANGIBLE ASSETS

At both October 31, 2020 and January 31, 2020, the goodwill balances related to the acquisitions of GPS and TRC were $18.5 million and $9.5 million, respectively. Primarily due to the significant reduction of the fair value of the business of APC deemed to have occurred as a result of the substantial contract loss discussed in Note 2 above, the Company recorded an impairment loss in the first quarter ended April 30, 2019 in the amount of $2.1 million, which was the remaining balance of goodwill associated with APC. No other changes were made to the balances of goodwill during the nine-month periods ended October 31, 2020 or 2019. Management does not believe that any events or circumstances that have occurred or arisen since January 31, 2020 require an updated assessment of the goodwill balances of either GPS or TRC.

The Company’s purchased intangible assets, other than goodwill, consisted of the following elements as of October 31 and January 31, 2020:

		October 31, 2020			January 31,
	Estimated	Gross	Accumulated	Net	2020, (net
	Useful Life	Amounts	Amortization	Amount	amounts)
Trade names	15 years	$8,142	$4,849	$3,293	$3,699
Process certifications	7 years	1,897	1,332	565	768
Customer relationships	4-10 years	1,346	880	466	534
Totals		$11,385	$7,061	$4,324	$5,001

NOTE 6 – FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank that are described in an Amended and Restated Replacement Credit Agreement (the “Credit Agreement”), dated May 15, 2017. The Credit Agreement provides a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 2.0%. The Company may also use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business. As of October 31 and January 31, 2020, the Company had letters of credit outstanding under the Credit Agreement, but no borrowings, in the approximate amounts of $1.7 million and $9.9 million, respectively. The Company expects that it will negotiate either an extension or a replacement agreement prior to the current expiration date of the Credit Agreement.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement also includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. As of October 31 and January 31, 2020, the Company was in compliance with the financial covenants.

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

Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. Operating lease expense amounts for the three months ended October 31, 2020 and 2019 were $0.5 million and $0.1 million, respectively. Operating lease expense amounts for the nine months ended October 31, 2020 and 2019 were $1.3 million and $0.6 million, respectively. Operating lease payments for the three months ended October 31, 2020 and 2019 were $0.3 million and $0.2 million, respectively. Operating lease payments for the nine months ended October 31, 2020 and 2019 were $1.2 million and $0.6 million, respectively. For operating leases as of October 31, 2020, the weighted average lease term is 32 months and the weighted average discount rate is 3.3%.

The Company also uses equipment and occupies facilities under short-term rental agreements. Rent expense amounts incurred under operating leases and short-term rental agreements (including portions of the lease expense amounts disclosed above) and included in costs of revenues for the three and nine months ended October 31, 2020 were $2.3 million and $4.2 million, respectively. Rent expense incurred under these types of arrangements and included in costs of revenues for the three and nine months ended October 31, 2019 was $0.9 million and $3.2 million, respectively. Rent expense included in selling, general and administrative expenses for the three and nine months ended October 31, 2020 was $0.2 million and $0.7 million, respectively. Rent expense included in selling, general and administrative expenses for the three and nine months ended October 31, 2019 was $0.1 million and $0.5 million, respectively.

The following is a schedule of future minimum lease payments for the operating leases that were recognized in the condensed consolidated balance sheet as of October 31, 2020, including operating leases added during the three and nine months ended October 31, 2020 in the amounts of approximately $0.5 million and $2.3 million, respectively, covering primarily certain construction-site assets required by GPS:

Years Ending January 31,
Remainder of 2021	$505
2022	1,648
2023	856
2024	242
2025	85
Thereafter	20
Total lease payments	3,356
Less interest portion	90
Present value of lease payments	3,266
Less current portion (included in accrued expenses)	2,760
Non-current portion	$506

The future minimum lease payments presented above include amounts due under a long-term lease covering the primary offices and plant for TRC with the founder and current chief executive officer of TRC at an annual rate of $0.3 million through April 30, 2021.

Performance Bonds and Guarantees

In the normal course of business and for certain major projects, the Company may be required to obtain surety or performance bonding, to cause the issuance of letters of credit, or to provide parent company guarantees (or some combination thereof) in order to provide performance assurances to clients on behalf of its contractor subsidiaries. As these subsidiaries are wholly-owned, any actual liability is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. When sufficient information about claims on guaranteed or bonded projects would be available and monetary damages or other costs or losses would be determined to be probable, the Company would record such losses. Any amounts that may be required to be paid in excess of the estimated costs to complete contracts in progress as of October 31, 2020 are not estimable.

On behalf of APC, Argan has provided a parent company performance guarantee to its customer, the EPC services contractor on the TeesREP Project. Earlier this year, and in connection with the negotiation of Amendment No. 2, the Company replaced an outstanding letter of credit in the amount of $7.6 million with a surety bond.

As of October 31, 2020, the Company has also provided a financial guarantee, subject to certain terms and conditions, on behalf of GPS to an original equipment manufacturer in the amount of $3.6 million in support of business development efforts. The fair value of this guarantee at October 31, 2020 is considered to be immaterial.

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

With vigor, GPS intends to continue to assert its rights under the EPC contract with Exelon, to pursue the collection of amounts owed under the EPC contract and to defend itself against the allegations that GPS did not perform in accordance with the contract. During the nine months ended October 31, 2020, most of the litigation activities of the legal teams has focused on the completion of discovery. The difficulties experienced by the legal teams in completing certain discovery activities, due in part to COVID-19 restrictions, resulted in the court granting extensions of the discovery period which is now closed for both parties. The next phase of the case is pre-trial. The Company expects that a mediation will be scheduled for Spring 2021. If the mediation is not successful in resolving the disputes, then the Company expects that trial will occur during the mid-to-late Summer 2021.

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

The features of the 2020 Plan are similar to those included in the 2011 Plan. Awards may include nonqualified stock options, incentive stock options,  and restricted or unrestricted stock. The specific provisions for each award made pursuant to the terms of the Stock Plans are documented in a written agreement between the Company and the awardee. All stock options awarded under the Stock Plans shall have an exercise price per share at least equal to the common stock’s market value on the date of grant. Stock options shall have terms no longer than ten years. Typically, stock options are awarded with one-third of each stock option vesting on each of the first three anniversaries of the corresponding award date. As of October 31, 2020, there were approximately 2,170,400 shares of the Company’s common stock reserved for issuance under the Stock Plans; this number includes 688,999 shares of common stock available for future awards.

Summaries of stock option activity under the Company’s approved stock option plans for the nine months ended October 31, 2020 and 2019, along with corresponding weighted average per share amounts, are presented below (shares in thousands):

		Exercise	Remaining
	Shares	Price	Term (years)	Fair Value
Outstanding, February 1, 2020	1,271	$44.83	7.18	$11.06
Granted	172	$33.81
Exercised	(55)	$22.69
Forfeited	(24)	$55.61
Outstanding, October 31, 2020	1,364	$44.14	6.96	$10.52
Exercisable, October 31, 2020	865	$46.40	5.97	$11.76

		Exercise	Remaining
	Shares	Price	Term (years)	Fair Value
Outstanding, February 1, 2019	1,140	$44.01	7.54	$11.22
Granted	168	$46.67
Exercised	(59)	$26.36
Forfeited	(38)	$46.34
Outstanding, October 31, 2019	1,211	$45.18	7.28	$11.27
Exercisable, October 31, 2019	753	$45.81	6.25	$10.22

The changes in the number of non-vested options to purchase shares of common stock for the nine months ended October 31, 2020 and 2019, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Non-vested, February 1, 2020	448	$9.74
Granted	172	$5.68
Vested	(112)	$9.81
Forfeitures	(9)	$8.08
Non-vested, October 31, 2020	499	$8.35

	Shares	Fair Value
Non-vested, February 1, 2019	375	$10.05
Granted	168	$10.32
Vested	(57)	$9.28
Forfeitures	(28)	$10.47
Non-vested, October 31, 2019	458	$10.22

Pursuant to the terms of the 2011 Plan and as described in the corresponding agreements with the executives, the Company awarded performance-based restricted stock units to two senior executives in April 2020, 2019 and 2018 covering  45,000, 36,000 and 36,000 maximum total numbers of shares of common stock, respectively, plus a number of shares to be determined based on the amount of cash dividends deemed paid on shares earned pursuant to the awards. The release of the stock restrictions depends on the total return performance of the Company’s common stock measured against the performance of a peer-group of common stocks over three-year periods. The fair value amounts for restricted stock units were determined by using the per share market price of the Company’s common stock on the dates of award and the target number of shares for the awards (50% of the maximum number), by assigning equal probabilities to the thirteen possible payout outcomes at the ends of the three-year vesting periods, and by computing the weighted average of the outcome amounts. For each case, the estimated fair value amount was calculated to be 88.5% of the aggregate market value of the target number of shares on the award date.

The fair values of stock options and restricted stock units are recorded as stock compensation expense over the vesting periods of the corresponding awards. Expense amounts related to stock awards were $0.8 million and $0.6 million for the three months ended October 31, 2020 and 2019, respectively. Expense amounts related to stock awards were $2.2 million and $1.5 million for the nine months ended October 31, 2020 and 2019, respectively. At October 31, 2020, there was $3.8 million in unrecognized compensation cost related to outstanding stock awards that the Company expects to expense over the next three years.

The total intrinsic value amounts of the stock options exercised during the nine months ended October 31, 2020 and 2019 were $1.2 million and $1.4 million, respectively. At October 31, 2020, the aggregate market value amounts of the shares of common stock subject to outstanding and exercisable stock options that were “in-the-money” exceeded the aggregate exercise prices of such options by $4.7 million and $3.3 million, respectively.

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

The fair value amounts of stock options granted during the nine months ended October 31, 2020 and 2019 were estimated on the corresponding dates of the awards using the Black-Scholes option-pricing model reflecting the following weighted average assumptions:

	Nine Months Ended October 31,
	2020	2019
Dividend yield	3.0%	2.2%
Expected volatility	30.0%	33.1%
Risk-free interest rate	0.5%	2.0%
Expected life (in years)	3.4	3.3

NOTE 10 – INCOME TAXES

Income Tax Expense Reconciliation

The Company’s income tax amounts for the nine months ended October 31, 2020 and 2019 differed from corresponding amounts computed by applying the federal corporate income tax rate of 21% to the income (loss) before income taxes for the periods as presented in the table below.

	Nine Months Ended October 31,
	2020	2019
Computed expected income tax (expense) benefit	$(2,702)	$8,070
Difference resulting from:
Net operating loss carryback	4,390	—
Foreign tax rate differential	(77)	(766)
Stock options	66	(170)
State income taxes, net of federal tax effect	(40)	185
Net operating losses deemed unrealizable	—	(6,280)
Bad debt loss	—	5,026
Adjustments and other differences	(246)	(1,129)
Income tax benefit	$1,391	$4,936

Foreign income tax expense amounts for the nine months ended October 31, 2020 and 2019 were not material. A valuation allowance in the amount of $6.3 million was established against the deferred tax asset amount created by the net operating loss of APC’s subsidiary in the UK for the nine months ended October 31, 2019. As  the subsidiary is expected to report income for the current year, approximately $0.1 of tax benefit was recorded during the nine-month period ended October 31, 2020.

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

As the carryback of the NOL was not available until the current fiscal year, the tax benefit associated with the NOL for Fiscal 2020 was recorded in deferred tax assets as of January 31, 2020 in the amount of $8.3 million. With the enactment of the CARES Act, the asset was moved to income taxes receivable (included in other current assets in the condensed consolidated financial statements as of October 31, 2020) with a value of approximately $12.7 million. The carryback provides a favorable rate benefit for the Company as the loss, which  was incurred in a year where the statutory federal tax rate was 21%, will be carried back to a tax year where the tax rate was higher. The substantial portion of the net amount of this tax benefit, which is approximately $4.4 million, was recorded in the three-month period ended April 30, 2020 and is, therefore, reflected as income tax benefit in the results for the nine-month period ended October 31, 2020.

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

The amount of identified but unrecognized income tax benefits related to research and development credits as of October 31, 2020 was $5.0 million, for which the Company has established a liability for uncertain income tax return positions, most of which is included in accrued expenses. The amount of the liability was also $5.0 million as of January 31, 2020. The final outcome of these uncertain tax positions is not yet determinable. However, the Company does not expect that the amount of unrecognized tax benefits will significantly change due to any settlement and/or expiration of statutes of limitation over the next 12 months. As of October 31, 2020, the Company does not believe that it has any other material uncertain income tax positions reflected in its accounts.

As of October 31 and January 31, 2020, the balances of other current assets in the condensed consolidated balance sheets included income tax refunds and prepaid income taxes in the net amounts of approximately $27.3 million and $14.5 million, respectively. The substantial portions of the income tax refunds are expected to be collected after the completion of the federal tax return examinations described below and the filing of the refund request related to the NOL carryback described above.

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

The IRS conducted an examination of the Company’s original federal consolidated income tax return for the year ended January 31, 2016. The IRS represented to the Company that no unfavorable adjustment items were noted during this examination. However, the Company has consented to an extension of the audit timeline which is enabling the IRS to also examine the amendment to the income tax return, which includes the research and development credit for the year. In addition, the IRS opened an examination of the Company’s amended consolidated income tax return for the year ended January 31, 2017. In substance, these efforts have evolved into a simultaneously conducted examinations of the research and development credits claimed in both years.

In October 2020, the Company received an initial draft communication from the IRS that documents its understanding of the facts, attempts to summarize the Company’s arguments in support of the claims and states its position which disagrees with the Company’s treatment of certain costs. After a careful review of the draft communication, the Company has concluded that its arguments are sound, that the draft information does not represent new facts relating to the issues and that it will not make any adjustments to its accounting for the research and development claims (that is discussed above) as of October 31, 2020. The Company intends to pursue its income tax position with the IRS, and it expects that the ultimate settlement of the disagreement will be resolved on a basis favorable to the Company.

Subsequent to October 31, 2020, the Company was notified by the IRS that it intended to examine the consolidated income tax return for the year ended January 31, 2018, with a most likely focus on the research and development credit claimed therein. The Company believes that any resulting disagreements regarding its income taxes for the year ended January 31, 2018 will be resolved on a basis favorable to the Company.

Supplemental Cash Flow Information

The amounts of cash paid for income taxes during the nine months ended October 31, 2020 and 2019 were $3.8 million and $3.1 million, respectively. During the nine months ended October 31, 2020 and 2019, the Company received cash refunds of previously paid income taxes from various taxing authorities in the total amounts of $0.9 million and $7.9 million, respectively.

NOTE 11 – NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

Basic and diluted net income (loss) per share amounts are computed as follows (shares in thousands except in notes (1) below the charts):

	Three Months Ended October 31,
	2020	2019

Net income (loss) attributable to the stockholders of Argan, Inc.	$9,454	$(6,855)

Weighted average number of shares outstanding – basic	15,680	15,633
Effect of stock awards (1)	153	—
Weighted average number of shares outstanding – diluted	15,833	15,633

Net income (loss) per share attributable to the stockholders of Argan, Inc.
Basic	$0.60	$(0.44)
Diluted	$0.60	$(0.44)
(1)	For the three months ended October 31, 2020, the weighted average number of shares determined on a dilutive basis excludes the effects of antidilutive stock options covering an aggregate of 506,501 shares of common stock. For the three months ended October 31, 2019, all common stock equivalents, which covered 1,243,000 shares of common stock, were considered to be antidilutive as the Company incurred a net loss for the period.

	Nine Months Ended October 31,
	2020	2019

Net income (loss) attributable to the stockholders of Argan, Inc.	$14,300	$(35,501)

Weighted average number of shares outstanding – basic	15,659	15,617
Effect of stock awards (1)	136	—
Weighted average number of shares outstanding – diluted	15,795	15,617

Net income (loss) per share attributable to the stockholders of Argan, Inc.
Basic	$0.91	$(2.27)
Diluted	$0.91	$(2.27)

(1)   For the nine months ended October 31, 2020, the weighted average number of shares determined on a dilutive basis excludes the effects of antidilutive stock options covering an aggregate of 688,000 shares of common stock. For the nine months ended October 31, 2019, all common stock equivalents, which covered 1,243,000 shares of common stock, were considered to be antidilutive as the Company incurred a net loss for the period.

NOTE 12 – CASH DIVIDENDS

On September 10, 2020, the Company’s board of directors declared a regular quarterly cash dividend in the amount of $0.25 per share of common stock, which was paid on October 30, 2020 to stockholders of record at the close of business on October 22, 2020. On June 23, 2020, the board of directors declared a regular quarterly cash dividend and a special cash dividend in the amounts of $0.25 and $1.00 per share of common stock, respectively, which were paid to stockholders on July 31, 2020. On April 9, 2020, the board of directors declared a regular quarterly cash dividend of $0.25 per share of common stock, which was paid to stockholders on April 30, 2020. Last year, the board of directors declared regular quarterly cash dividends, each in the amount of $0.25 per share of common stock, which were paid to stockholders on October 31, 2020, July 31, 2019 and April 30, 2019, respectively.

NOTE 13 – CUSTOMER CONCENTRATIONS

The majority of the Company’s consolidated revenues relate to performance by the power industry services segment which provided 86% and 61% of consolidated revenues for the three months ended October 31, 2020 and 2019, respectively, and 83% and 49% of consolidated revenues for the nine months ended October 31, 2020 and 2019, respectively. The industrial services segment represented 12% and 34% of consolidated revenues for the three months ended October 31, 2020 and 2019, respectively, and 15% and 47% of consolidated revenues for the nine months ended October 31, 2020 and 2019, respectively.

The Company’s most significant customer relationships for the three months ended October 31, 2020 included one power industry service customer, which accounted for 70% of consolidated revenues. The Company’s most significant customer relationships for the three months ended October 31, 2019 included two power industry service customers, which accounted for 27% and 17% of consolidated revenues, respectively, and one industrial services customer, which accounted for 10% of consolidated revenues. The Company’s most significant customer relationships for the nine months ended October 31, 2020 included one power industry service customer, which accounted for 69% of consolidated revenues. The Company’s most significant customer relationships for the nine months ended October 31, 2019 also included two power industry service customers, which accounted for 13% and 10% of consolidated revenues, respectively

The accounts receivable balances from four major customers represented 24%, 14%, 11% and 10% of the corresponding consolidated balance as of October 31, 2020. Accounts receivable balances from three major customers represented 24%, 21% and 12% of the corresponding consolidated balance as of January 31, 2020. The contract asset balances from two major customers represented 63% and 12% of the corresponding consolidated balance as of October 31, 2020. Contract asset balances from two major customers represented 51% and 31% of the corresponding consolidated balance as of January 31, 2020.

NOTE 14 – SEGMENT REPORTING

Segments represent components of an enterprise for which discrete financial information is available that is evaluated regularly by the Company’s chief executive officer, who is the chief operating decision maker, in determining how to allocate resources and in assessing performance. The Company’s reportable segments recognize revenues and incur expenses, are organized in separate business units with different management teams, customers, talents and services, and may include more than one operating segment. Intersegment revenues and the related cost of revenues are netted against the corresponding amounts of the segment receiving the intersegment services. For the three and nine months ended October 31, 2020, intersegment revenues totaled approximately $0.5 million and $1.4 million, respectively. For the three and nine months ended October 31, 2019, intersegment revenues totaled approximately $1.1 million and $2.5 million.

Summarized below are certain operating results and financial position data of the Company’s reportable business segments for the three and nine months ended October 31, 2020 and 2019. The “Other” column in each summary includes the Company’s corporate expenses.

Three Months Ended	Power	Industrial	Telecom
October 31, 2020	Services	Services	Services	Other	Totals
Revenues	$109,712	$15,730	$1,889	$—	$127,331
Cost of revenues	91,263	14,218	1,507	—	106,988
Gross profit	18,449	1,512	382	—	20,343
Selling, general and administrative expenses	5,096	1,828	489	1,985	9,398
Income (loss) from operations	13,353	(316)	(107)	(1,985)	10,945
Other income, net	172	—	—	3	175
Income (loss) before income taxes	$13,525	$(316)	$(107)	$(1,982)	11,120
Income tax expense					(1,666)
Net income					$9,454

Amortization of intangibles	$62	$164	$—	$—	$226
Depreciation	178	654	106	2	940
Property, plant and equipment additions	164	34	81	—	279

Current assets	$392,954	25,404	1,704	118,758	$538,820
Current liabilities	245,808	13,762	709	751	261,030
Goodwill	18,476	9,467	—	—	27,943
Total assets	425,909	47,356	3,190	119,045	595,500

Three Months Ended	Power	Industrial	Telecom
October 31, 2019	Services	Services	Services	Other	Totals
Revenues	$35,848	$20,143	$2,415	$—	$58,406
Cost of revenues	31,327	19,159	1,928	—	52,414
Gross profit	4,521	984	487	—	5,992
Selling, general and administrative expenses	7,672	2,018	485	1,960	12,135
(Loss) income from operations	(3,151)	(1,034)	2	(1,960)	(6,143)
Other income, net	3,447	—	—	131	3,578
Income (loss) before income taxes	$296	$(1,034)	$2	$(1,829)	(2,565)
Income tax expense					(1,996)
Net loss					$(4,561)

Amortization of intangibles	$61	$166	$45	$—	$272
Depreciation	176	625	97	1	899
Property, plant and equipment additions	2,659	436	170	—	3,265

Current assets	$292,618	$28,373	$2,861	$82,048	$405,900
Current liabilities	108,474	8,744	796	943	118,957
Goodwill	18,476	12,290	—	—	30,766
Total assets	324,535	55,814	4,370	87,998	472,717

Nine Months Ended	Power	Industrial	Telecom
October 31, 2020	Services	Services	Services	Other	Totals
Revenues	$227,363	$42,163	$5,445	$—	$274,971
Cost of revenues	192,583	38,096	4,310	—	234,989
Gross profit	34,780	4,067	1,135	—	39,982
Selling, general and administrative expenses	15,892	5,664	1,447	5,824	28,827
Income (loss) from operations	18,888	(1,597)	(312)	(5,824)	11,155
Other income, net	1,634	—	—	80	1,714
Income (loss) before income taxes	$20,522	$(1,597)	$(312)	$(5,744)	12,869
Income tax benefit					1,391
Net income					$14,260

Amortization of intangibles	$182	495	—	—	$677
Depreciation	522	$1,967	$305	$4	2,798
Property, plant and equipment additions	857	338	217	—	1,412

Nine Months Ended	Power	Industrial	Telecom
October 31, 2019	Services	Services	Services	Other	Totals
Revenues	$83,941	$80,442	$6,626	$—	$171,009
Cost of revenues	104,759	72,958	5,361	—	183,078
Gross (loss) profit	(20,818)	7,484	1,265	—	(12,069)
Selling, general and administrative expenses	18,977	5,959	1,535	5,290	31,761
Impairment loss	2,072	—	—	—	2,072
(Loss) income from operations	(41,867)	1,525	(270)	(5,290)	(45,902)
Other income, net	7,037	—	—	435	7,472
(Loss) income before income taxes	$(34,830)	$1,525	$(270)	$(4,855)	(38,430)
Income tax benefit					4,936
Net loss					$(33,494)

Amortization of intangibles	$231	$497	$136	$—	$864
Depreciation	517	1,791	298	4	2,610
Property, plant and equipment additions	4,533	1,487	277	11	6,308

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of October 31, 2020, and the results of their operations for the three and nine months ended October 31, 2020 and 2019, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 that we filed with the SEC on April 14, 2020 (the “Annual Report”).

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

Summary of Operating Results

Due substantially to the recovering revenues of GPS, consolidated revenues for the three months ended October 31, 2020 were $127.3 million, which represented an increase of $68.9 million, or 118.0%, from consolidated revenues of $58.4 million reported for the three months ended October 31, 2019. The revenues of the power industry services segment, including GPS, represented 86.2% and 61.4% of consolidated revenues for the three months ended October 31, 2020 and 2019, respectively. On the other hand, the revenues of TRC and SMC for the three months ended October 31, 2020 declined by 21.9% and 21.8%, respectively, from the comparable amounts reported for the three months ended October 31, 2019.  Together, they represented 13.8% of consolidated revenues for the quarter ended October 31, 2020.

We believe that all of our businesses were adversely impacted during the three months ended October 31, 2020, to some degree, by continuing difficulties presented by the COVID-19 outbreaks. For example, the results for APC were hurt by the slow resumption of postponed Irish works projects. The challenges of managing the continuing activities of the Guernsey Power Station project during this period of various health and safety restrictions resulted in project progress by GPS falling short of prior expectations. In addition, our consolidated revenues suffered from the effects of project delays by customers of both TRC and SMC which were attributable to the restrictive work environments caused by the pandemic.

Consolidated gross profit for the three months ended October 31, 2020 was $20.3 million, or 16.0% of the corresponding consolidated revenues, which reflected the favorable impacts of the higher consolidated revenues and the adjustments recorded in connection with the negotiation of the latest change to the TeesREP Project subcontract. Our gross profit reported for the three months ended October 31, 2019 was $6.0 million, or 10.3% of corresponding consolidated revenues. Selling, general and administrative expenses for the three months ended October 31, 2020 and 2019 were $9.4 million and $12.1 million, respectively. Due in part to the extremely low rates of return on amounts invested in cash equivalents and short-term investments during the current year, other income declined to $0.2 million for the three months ended October 31, 2020 from $3.6 million for the comparable quarter of the prior year despite the increase in the amount of invested funds between years. In addition, other income for the three months ended October 31, 2019 included a pre-tax gain of $2.2 million which was recorded by the consolidated variable interest entity in connection with the grant of a utility easement at the planned site of a new gas-fired power plant. This gain was also reflected in the amount of net income attributable to non-controlling interests for the three months ended October 31, 2019.

Due primarily to the consolidated pre-tax book income reported for the three months ended October 31, 2020 in the amount of $11.1 million, we reported income tax expense in the amount of $1.7 million for the quarter. We recorded income tax expense for the three months ended October 31, 2019 in the amount of approximately $2.0 million which primarily reflected unfavorable adjustments to the expected annual effective income tax rate for the year.

With results reflecting primarily the factors identified above, the consolidated net income attributable to our stockholders was $9.5 million, or $0.60 per diluted share, for the three months ended October 31, 2020. For the three months ended October 31, 2019, we reported a consolidated net loss attributable to our stockholders of $6.9 million, or $0.44 per diluted share.

The improved consolidated revenues for the quarter ended October 31, 2020 were a primary driver for the increased consolidated revenues for the nine-month period ended October 31, 2020, which were $275.0 million. This amount represented a 60.8% improvement from the amount of revenues for the nine months ended October 31, 2019. The revenues of the power industry services segment, including GPS, represented 82.7% and 49.1% of consolidated revenues for the nine months ended October 31, 2020 and 2019, respectively. Last year, a substantial portion of consolidated revenues were contributed by the industrial services business of TRC which reported revenues of $80.4 million for the nine months ended October 31, 2019, or 47.0% of consolidated revenues for the prior year period. The revenues of TRC declined and represented only 15.3% of consolidated revenues for the current year period.

Consolidated gross profit for the nine months ended October 31, 2020 was $40.0 million, or 14.5% of the corresponding consolidated revenues, which reflected primarily the favorable impact of higher consolidated revenues. The significant subcontract loss incurred by APC caused us to report a consolidated gross loss of $12.1 million for the nine months ended October 31, 2019.

Selling, general and administrative expenses were $28.8 million and $31.8 million for the nine months ended October 31, 2020 and 2019, respectively. Other income, representing primarily income earned on temporary cash investments, declined to $1.7 million for the nine months ended October 31, 2020 from $7.5 million for the nine months ended October 31, 2019. The income for the nine months ended October 31, 2019 also included the pre-tax gain of $2.2 million identified above.

The loss on the TeesREP Project also prompted us to record an impairment loss related to the goodwill of APC in the amount of $2.1 million during the first quarter last year, which amount is included in the reported results for the nine months ended October 31, 2019.

For the nine months ended October 31, 2020, we reported an income tax benefit in the amount of $1.4 million which reflected primarily the net operating loss carryback benefit of $4.4 million, substantially all of which was recorded in the first quarter of the current year. We reported an income tax benefit for the nine months ended October 31, 2019 in the amount of approximately $4.9 million which primarily reflected the favorable estimated income tax impact of the bad debt loss on loans made to APC by Argan which were determined to be uncollectible last year. On the other hand, we did not record any income tax benefit related to the operating loss of APC’s subsidiary in the UK for the nine months ended October 31, 2019.

For the nine months ended October 31, 2020, our improved overall operating performance resulted in net income attributable to our stockholders in the amount of $14.3 million, or $0.91 per diluted share. Last year, due substantially to the subcontract loss recorded for the TeesREP Project, we reported a net loss attributable to our stockholders in the amount of $35.5 million, or $2.27 per dilutive share.

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

By April 30, 2019, APC’s estimates of the unfavorable financial impacts on forecasted costs of the numerous and unique difficulties on this particular project, including weather delays, inefficiencies due to unanticipated scope and design changes from preliminary plans, project task re-sequencing and various work interruptions, had escalated substantially from the estimates prepared for the prior year-end. As a result, during the nine months ended October 31, 2019, we recorded a loss related to this project in the amount of $31.2 million, including $0.3 million recorded in last year’s third quarter, and reversed profit in the amount of $0.7 million that had been recorded in prior years.

During the fourth quarter of Fiscal 2020, APC and its customer, the engineering, procurement and construction services contractor on the TeesREP Project, agreed to amend operational and commercial terms for the completion of the project. At the time, this framework addressed the project schedule, payment terms, the scope of the remaining effort, performance guarantees and other terms and conditions for APC to reach substantial completion of its portion of the total project. Although this negotiation returned a meaningful amount of stability to the continuation of the project efforts, the amendment did not resolve significant past commercial differences.

Construction on the TeesREP Project was suspended on March 24, 2020 due to the COVID-19 pandemic. At the time of the work suspension, APC had completed approximately 90% of its subcontracted work. As a condition for resuming its efforts on the TeesREP Project, APC entered into Amendment No. 2 to the subcontract, effective June 1, 2020, covering new terms and conditions for completion of the installation of the boiler. This agreement represented a global settlement of past commercial differences with both parties making significant concessions, and converted the billing arrangement for the remaining work to a time-and-materials based scheme.

Despite the change to the billing arrangements, we treated Amendment No. 2 as a continuation of the original subcontract because the arrangement continued to represent a single performance obligation to our customer, the delivery of a complete functioning and integrated boiler, that was only partially satisfied when the modification to the subcontract occurred. The catch-up impact of the accounting for the modification of the subcontract plus the margin earned in the second quarter, partially offset by project-related charges recorded by APC, resulted in a net improvement to consolidated gross profit for the second quarter in the amount of $2.3 million.

Earlier this year, we also made changes in the operational and financial leadership at APC. The new management team is focused on completing the TeesREP Project, reducing costs, limiting future commercial and project risks and achieving sustained profitability for the combined operations of APC. We believed that the APC leadership changes, our active management of this subcontract and the restructuring of the subcontract terms and conditions, as reflected in Amendment No.2, reduced the potential for future material loss on the TeesREP Project.

In fact, during October 2020, APC and its customer agreed to additional contractual changes that effectively recognizes APC’s completion of the single performance obligation, that eliminates any uncertainty regarding APC earning certain cost and schedule incentives included in Amendment No. 2 and that establishes a time-and-materials contractual arrangement covering the additional works that are being requested by APC’s customer until completion of the power plant construction. APC thereby reduced the financial risks associated with the subcontract even further. The catch-up impact of the accounting for the new change to the subcontract plus the margin earned on the performance of construction activities during the three-month period ended October 31, 2020 resulted in a net improvement to consolidated gross profit for the third quarter in the amount of $2.8 million.

The expected final amount of the TeesREP fixed price subcontract loss is $29.5 million. Final closeout adjustments may result in future changes to the amount of the subcontract loss recognized as of October 31, 2020; however, APC has included an estimate of these costs in accrued expenses in the accompanying condensed consolidated balance sheet as of October 31, 2020. The total amounts of accounts receivable and contract assets related to the TeesREP Project and included in the condensed consolidated balance sheets were $7.3 million as of October 31, 2020 and $19.2 million as of January 31, 2020.

Research and Development Tax Credits

During Fiscal 2019 and based on the results of a study of the activities of the engineering staff of GPS on major EPC services projects during the three-year period ended January 31, 2018, management identified and estimated significant amounts of income tax benefits that were not previously recognized in our operating results for any prior year reporting period. The amount of the research and development tax credit benefits recognized during the fourth quarter of Fiscal 2019 was $16.2 million. The amount of identified but unrecognized income tax benefits related to research and development credits as of October 31, 2020 was $5.0 million, for which we established a liability for uncertain income tax return positions, most of which is included in accrued expenses. The research and development credits were included in amendments to our consolidated federal income tax returns for the years ended January 31, 2016 and 2017, that were filed in January 2019, and our consolidated federal income tax return for the year ended January 31, 2018, that was filed in November 2018. Separate income tax return examinations by the IRS have evolved into simultaneously conducted examinations of the research and development credits claimed by us for the years ended January 31, 2016 and 2017.

In October 2020, we received an initial draft communication from the IRS that documents its understanding of the facts, attempts to summarize our arguments in support of the claims and states its position which disagrees with our treatment of certain costs. After a careful review of the draft communication, we have concluded that our arguments are sound, that the draft information does not represent new facts relating to the issues and that we will not make any adjustments to our accounting for the research and development claims as of October 31, 2020. We intend to pursue our income tax position with the IRS, and we expect that the ultimate settlement of the disagreement will be resolved on a basis favorable to us.

Subsequent to October 31, 2020, we were notified by the IRS that it intended to examine the consolidated income tax return for the year ended January 31, 2018, with a most likely focus on the research and development credit claimed therein. We believe that any resulting disagreements regarding its income taxes for the year ended January 31, 2018 will be resolved on a basis favorable to us.

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

In January 2020, GPS entered into an EPC services contract with Harrison Power, LLC (“Harrison Power”) to construct a 1,085 MW natural gas-fired power plant in the Village of Cadiz, Harrison County, Ohio. The project is being developed by EmberClear, the parent company of Harrison Power. On March 12, 2020, we announced that GPS had entered into an EPC services contract with NTE Connecticut, LLC to construct the Killingly Energy Center, a 650 MW natural gas-fired power plant, in Killingly, Connecticut. The facility is being developed by NTE Energy, LLC (“NTE”). We anticipate adding the value of each of these new contracts to project backlog at times closer to their financial close and expected start dates. We are cautiously optimistic that the start of construction activities for these projects will occur over the next twelve months from now. However, we cannot predict with certainty when the projects will commence. The start dates for construction are generally controlled by the project owners.

In May 2019, GPS entered into an EPC services contract to construct a 625 MW power plant in Harrison County, West Virginia. Caithness is partnered with ESC Harrison County Power, LLC to develop this project. As a limited notice to proceed with certain preliminary activities was received from the owner of this project at the time, the value of the contract was added to our project backlog. However, construction activities for the facility are not likely to begin before January 31, 2021 and until financial close is achieved.

We announced in March 2018 that GPS entered into an EPC services contract with an affiliate of NTE to construct an approximately 500 MW natural gas-fired power plant in Rockingham County, North Carolina. At the time, we expected this project to commence within a reasonable amount of time. However, due to unforeseen project owner delays, including a grid connection dispute between the project owner and a public utility, contract activities have not yet started for this new project. If the current dispute with the public utility terminates on terms that do not move the project forward, we will remove the value of the Reidsville Energy Center from project backlog.

As announced in Fiscal 2019, GPS entered into an EPC services contract to construct the Chickahominy Power Station, a 1,740 MW natural gas-fired power plant, in Charles City County, Virginia. Even though we have been providing financial and technical support to the project development effort through a consolidated VIE and significant project development milestones have been achieved, we have not included the value of this contract in our project backlog. Due to several factors that have interrupted the pace of the development of this project, including additional costs and time being required to secure the natural gas supply for the plant and to obtain the necessary equity financing, we currently cannot predict when construction will commence, if at all. We are monitoring the status of this project and evaluating our alternatives closely as the investment of the VIE in the development of this project was approximately $7.4 million as of October 31, 2020.

On March 10, 2020, we announced that in late February 2020 GPS entered into an EPC services contract with ESC Brooke County Power I, LLC to construct the Brooke County Power plant, a 920 MW natural gas-fired power generation facility, in Brooke County, West Virginia. The facility was being developed by Energy Solutions Consortium, LLC, which announced cancellation of the project in October 2020, citing changing conditions in the energy and financial markets. The value of this project had not been added to our project backlog.

The aggregate rated electrical output amount for the natural gas-fired power plants for which we have signed EPC services contracts, including the Guernsey Power Station, is approximately 6.4 gigawatts with an aggregate initial contract value of approximately $3.0 billion. Our project backlog amount was approximately $1.2 billion and $1.3 billion at October 31, 2020 and January 31, 2020, respectively. We include the value of an EPC services contract in project backlog when we believe that it is probable that the project will commence within a reasonable timeframe, among other factors. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects (project backlog is larger than the value of remaining unsatisfied performance obligations, or RUPO, on active contracts; see Note 2 to the accompanying condensed consolidated financial statements). Cancellations or reductions may occur that may reduce project backlog and our expected future revenues.

We believe that it is important to note that the plans for two of our contracted natural gas-fired power plant projects will adopt integrated green hydrogen solution packages developed by a major gas turbine manufacturer. While the plants will initially run on natural gas alone, it is planned that the plants will eventually burn a mixture of natural gas and green hydrogen, thereby establishing power-generation flexibility for these plants.

We have maintained that the delays in new business awards to GPS and the project construction starts of certain previously awarded projects relate to a variety of factors, especially in the northeast and mid-Atlantic regions of the US. Currently, we believe that the ability of the owners of fully developed gas-fired power plant projects to close on equity and permanent debt financing has been challenged by uncertainty in the capital markets caused by multiple factors including delayed capacity auctions and mounting public and political opposition to fossil-fuel energy projects.

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

PJM’s 2022/2023 capacity auction, or base residual auction, was originally scheduled to be held in May 2019, but was postponed pending the approval by the Federal Energy Regulatory Commission (“FERC”) of new capacity market rules governing offered prices. PJM cleared the final requirement to reestablish the auction schedule with the release of FERC’s recent order in November 2020. In that order, FERC approved PJM’s treatment of the energy market and ancillary services market revenue offset, which is used, among other things, to establish the minimum offer price for resources in the capacity auction with state subsidies.

As a result, PJM has announced a schedule for its next five annual capacity auctions. The resumption of auctions for the PJM market and the resulting determination of capacity providers and prices should help to restore some certainty for power project developers in this region.

PJM has scheduled the next capacity auction, for the 2022/2023 delivery year, to occur in May 2021 with results posted in early June 2021. PJM intends to hold subsequent auctions on an accelerated basis, approximately every six months, through 2024, so that the regular annual auction routine can then resume in May 2024.

Nonetheless, our commencement of new EPC power plant projects may continue to be delayed until the visibility regarding future capacity revenue streams is restored by the future announcements of capacity prices in the PJM region.

Besides the downturn in the demand for electric power during the COVID-19 outbreak in the US that is discussed below, other factors to consider include an increase in the amount of power generating capacity provided by renewable energy assets, improvements and decreasing prices in renewable energy storage solutions, increased environmental activism and the results of the recent presidential election in the US.

Protests against fossil-fuel related energy projects continue to garner media attention and stir public skepticism about new projects resulting in delays due to onsite protest demonstrations, indecision by local officials and lawsuits. As discussed above, the Brooke County Power project was canceled by its developer. Although changing market conditions were cited as important factors in the cancellation decision and despite strong local support for the project, the opposition by the governor of West Virginia was likely a factor in the declining enthusiasm for the project. Further, in July 2020, Dominion Energy and Duke Energy announced the abandonment of plans to complete the major Atlantic Coast Pipeline, ending a seven-year effort to build a 600-mile natural gas pipeline between West Virginia and eastern North Carolina, citing that the economic viability of the project was threatened by continuing delays and increasing cost uncertainty after a federal judge issued a ruling preventing the use of an accelerated construction permitting process. Although this recent pipeline cancellation decision is not expected to have any direct unfavorable effect on any of the pending projects awarded to GPS, other pipeline approval delays may jeopardize projects that are needed to bring supplies of natural gas to planned gas-fired power plant sites, thereby increasing the risk of future power plant project delays or cancellations.

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

Perhaps the most significant developing headwind for future gas-fired power plant developments relates to the policies of Joseph R. Biden, Jr., the president-elect of the US. His plan to tackle climate change was described as the most ambitious of any mainstream presidential candidate yet. However, it is more moderate than the much publicized Green New Deal. He has pledged that the US will re-join the Paris climate agreement. Mr. Biden is proposing to make the electricity production in the US carbon free by 2035 and to put the country on the path to achieve net zero carbon emissions by 2050. One element of his plan is to ban fracking on federal land. However, as about 90% of fracking occurs on state or private lands, the vast majority of fracking will be unaffected. There may be practical, political and legal hurdles in Mr. Biden’s path, but his election, in part, does represent an indication that public sentiment against fossil-fuel sourced energy is growing.

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

Despite the overall decline in the amount of electricity generated in the US in 2019 and the increases in the amounts of electricity provided by utility-scale wind and solar power sources, the amount of electricity generated by natural gas-fired power plants rose by 7.7% during 2019, and it represented 38.4% of the total electric power generated in the US in 2019. The combined amount of power generated by the wind and the sun increased by approximately 7.8% in 2019 from the comparable amount for 2018, and represented 10.8% of total utility-scale power generation in 2019. The amount of electricity generated from coal decreased by 15.7% in 2019 from its generation amount for 2018, and coal’s share of the total, utility-scale electricity generation mix declined from 27.4% for 2018 to 23.5% for 2019. In summary, the share of the electrical power generation-mix in the US fueled by natural gas, the sun and wind continued to rise during 2019, while the share fueled by coal continued its fall.

However, reduced economic activity in the US related to the COVID-19 pandemic has caused significant changes in energy supply and demand patterns. In its Short-Term Energy Outlook released in November 2020, EIA forecasts that the consumption of electricity in the US will decline by 3.6% in 2020 before resuming growth at an annual rate slightly less than 1.0% in 2021. Most of the expected decline is predicted for coal-fired and nuclear generation. The updated forecast for natural gas generation is that it will represent 39% of utility-scale electricity generation in 2020, before its share declines to 33.0% in 2021 as the price of natural gas is forecasted to rise.

In the pre-COVID-19 reference case of the 2020 outlook identified above, the EIA predicted that coal-fired and nuclear power generating capacity would decline by approximately 47% and 20% by 2050, respectively, representing only 13% and 12% shares of the electricity generation mix by 2050, respectively. It is important to note that most of the reduction in the coal-fired and nuclear capacity was already predicted to occur in the period 2020-2025. As a result, natural gas-fired power generating capacity was forecasted to increase by 26% over the next five years and by 67% by 2050 before any adjustments for adverse and long-lasting effects of the COVID-19 pandemic on the demand for electricity. Of course, the ultimate adverse impacts of the COVID-19 outbreak on electricity generation in the US over the long-term are not known at this time.

EIA reports that for the nine months ended September 30, 2020 as compared to the corresponding period last year, net generation of electricity by utility-scale gas-fired power plants has increased by 3.8%, with its share representing 41% of total generation, while the utility-scale generation from all other sources has declined by 7.8% in the period. For the nine-month period ended September 30, 2019, the share of gas-fired power plant electricity generation was 38.2% of the total for the period.

Reflecting additions to solar and wind generating capacity in 2020, the amount of electricity generated by utility-scale wind farms and solar fields has increased during the nine months ended September 30, 2020 by 12.2% and 23.5%, respectively, compared with the corresponding electricity generation amounts for the nine-month period ended September 30, 2019.  However, it is interesting to note EIA’s forecast that US energy-related carbon dioxide emissions will decrease by 10% in 2020 (after declining by 2.6% in 2019) even though it appears that the net electricity generation by utility-scale gas-fired power plants will increase again in 2020. This underscores the primary reason why carbon emissions in the US have declined meaningfully over the past ten years – coal-fired power plants have been replaced by clean-burning gas-fired power plants and renewable sources of energy more recently. In the PJM region, the largest shares of electricity are generated by natural gas-fired and nuclear power plants. Wind farms and solar fields together typically provide less than 5% of total electricity generation in the PJM region.

In our view, the competitive landscape in the EPC services market for natural gas-fired power plant construction has changed significantly. Significant competitors have exited the market for a variety of reasons. Others have announced intentions to avoid entering into fixed-price contracts. While the competitive market remains dynamic, we expect that there will be fewer competitors for new gas-fired power plant EPC project opportunities in the foreseeable future.

As a result, we continue to believe that the future long-term prospects for natural gas-fired power plant construction remain generally favorable as natural gas continues to be the primary source for power generation in our country. New gas-fired power plants incorporate major advances in gas-fired turbine technologies that have provided increased power plant efficiencies and the mixture of green hydrogen with natural gas as a cleaner source of fuel, while providing the quick starting capabilities and the reliability that are necessary to balance the inherent intermittencies of wind and solar powered energy plants. It has been reported that renewables currently provide approximately 36% of electricity generation in California. Yet, the recent experience is that the increasing dependence on intermittent renewable energy sources, especially solar, is making it harder to ensure reliable power in California as millions of its residents lost power during a late summer heat wave. The lesson may be that fossil-fuel electricity generation sources remain critical elements of the power generation mix in order to assure grid reliability by avoiding power outages.

Additionally, solar and wind energy plant developers continue to confront the problems caused by grid congestion, often unsuccessfully. Scores of such projects are canceled because of the following dilemma. Renewable plants need to be sited where the resources are optimal, often in remote locations where the transmission systems are not robust. The costs associated with the necessary grid upgrades may be prohibitive. Proponents of wind farms located off the Atlantic coast of the US suffered a recent setback when the owner of Vineyard Wind announced a delay in the project in order to accommodate the use of larger, cutting edge, turbines while reducing the number of towers. However, a contrary view is that US offshore wind projects progress inconsistently, facing challenges in the areas of environmental and fishery impacts, grid connection and capability and federal permitting processes. Further, projects are confronted by shipping regulations in the US that may limit the ability of developers to replicate successful European construction and installation models.

Major advances in the safe combination of horizontal drilling techniques and hydraulic fracturing led to the boom in natural gas supplies which have been available generally at consistently low prices. The abundant availability of cheap, less carbon-intense and higher efficiency natural gas should continue to be a significant factor in the economic assessment of future power generation capacity additions although the pace of new opportunities emerging may be restrained and the starts of awarded EPC projects may be delayed. We are committed to the rational pursuit of new construction projects and the future growth of our revenues. This may result in our decision to make investments in the development and/or ownership of new projects. Because we believe in the strength of our balance sheet, we are willing to consider certain opportunities that include reasonable and manageable risks in order to assure the award of the related EPC services contracts to us.

Despite our commitment to the construction of state-of-the-art natural gas-fired power plants as important elements of our country’s electricity-generation mix in the future, we are directing business development efforts to winning projects for the erection of utility-scale wind farms, solar fields and other renewable energy projects. We have successfully completed these types of projects in the past and we are renewing efforts to obtain new work in the renewable space that will complement our natural gas-fired EPC services projects going forward.

We believe that the Company has a reputation as an accomplished and cost-effective provider of EPC and other large project construction contracting services. We are convinced that the latest series of new EPC projects awarded to us confirms the soundness of our belief. With the proven ability to deliver completed power facilities, particularly combined cycle, natural gas-fired power plants, we are focused on expanding our position in the power markets where we expect investments to be made based on forecasts of electricity demand covering decades into the future. We believe that our expectations are valid and that our plans for the future continue to be based on reasonable assumptions.

In July 2020, confidence in our financial strength and the prospects for our business going forward prompted our board of directors to declare and to pay a special cash dividend in the amount of $1.00 per share (see Note 12 to the accompanying condensed consolidated financial statements) and to authorize the use of $25.0 million to repurchase shares of our common stock (see Item 2 in Part II of this Quarterly Report on Form 10-Q). In October 2020, we reverted to our recently normal practice of paying a quarterly cash dividend of $0.25 per share.

Comparison of the Results of Operations for the Three Months Ended October 31, 2020 and 2019

We reported net income attributable to our stockholders of $9.5 million, or $0.60 per diluted share, for the three months ended October 31, 2020. For the three months ended October 31, 2019, we reported a comparable net loss amount of $6.9 million, or $0.44 per diluted share.

The following schedule compares our operating results for the three months ended October 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended October 31,
	2020	2019	$ Change	% Change
REVENUES
Power industry services	$109,712	$35,848	$73,864	206.0%
Industrial fabrication and field services	15,730	20,143	(4,413)	(21.9)
Telecommunications infrastructure services	1,889	2,415	(526)	(21.8)
Revenues	127,331	58,406	68,925	118.0
COST OF REVENUES
Power industry services	91,263	31,327	59,936	191.3
Industrial fabrication and field services	14,218	19,159	(4,941)	(25.8)
Telecommunications infrastructure services	1,507	1,928	(421)	(21.8)
Cost of revenues	106,988	52,414	54,574	104.1
GROSS PROFIT	20,343	5,992	14,351	239.5
Selling, general and administrative expenses	9,398	12,135	(2,737)	(22.6)
INCOME (LOSS) FROM OPERATIONS	10,945	(6,143)	17,088	NM
Other income, net	175	3,578	(3,403)	(95.1)
INCOME (LOSS) BEFORE INCOME TAXES	11,120	(2,565)	13,685	NM
Income tax expense	(1,666)	(1,996)	330	16.5
NET INCOME (LOSS)	9,454	(4,561)	14,015	NM
Net income attributable to non-controlling interests	—	2,294	(2,294)	(100.0)
NET INCOME (LOSS) ATTRIBUTABLE TO
THE STOCKHOLDERS OF ARGAN, INC.	$9,454	$(6,855)	$16,309	NM	%

NM – Not meaningful.

Revenues

Power Industry Services

The revenues of the power industry services business increased by 206.0%, or $73.9 million, to $109.7 million for the three months ended October 31, 2020 compared with revenues of $35.8 million for the three months ended October 31, 2019. The revenues of this business represented approximately 86.2% of consolidated revenues for the quarter ended October 31, 2020 and 61.4% of consolidated revenues for the prior year quarter. The primary driver for the improved performance by this reportable segment for the current year quarter was the increasing revenues associated with the construction of the Guernsey Power Station. This project, which did not commence until the third quarter last year, represented the significant portion of this segment’s revenues for the three months ended October 31, 2020.

GPS reached substantial completion on four gas-fired power plant projects late in Fiscal 2019 and concluded activities on a fifth gas-fired power plant early in Fiscal 2020. As a result, the revenues of GPS were significantly reduced for most of Fiscal 2020, including the quarter ended October 31, 2019 while the project activities of the Guernsey Power Station began. Over one-half of the revenues for this segment for the three-month period ended October 31, 2019 was provided by the operations of APC, including primarily the construction activities of the TeesREP Project.

Industrial Fabrication and Field Services

The revenues of industrial fabrication and field services (representing the business of TRC) provided 12.4% of consolidated revenues for the three months ended October 31, 2020, which reflected a reduction in revenues of $4.4 million, or 21.9%, to $15.7 million compared to revenues of $20.1 million for the three months ended October 31, 2019. New project awards have increased TRC’s project backlog to approximately $39.3 million as of October 31, 2020 from $14.0 million at the beginning of Fiscal 2021. However, a corresponding ramp-up of quarterly revenues has not yet occurred as the start-ups of field service projects in particular have been delayed by customers attributable, in part, to the impacts of COVID-19 on the operations of the customers.

Telecommunications Infrastructure Services

The revenues of this business segment (representing the business of SMC) were $1.9 million for the three months ended October 31, 2020 compared with revenues of $2.4 million for the three months ended October 31, 2019, with the decline, to some extent, due to the adverse impacts of COVID-19 on the operations of customers causing project delays. The project backlog of SMC has grown by approximately 119% since January 31, 2020.

Cost of Revenues

With the 118.0% increase in consolidated revenues for the three months ended October 31, 2020 compared with last year’s third quarter, the consolidated cost of revenues also increased between the quarters. These costs were $107.0 million and $52.4 million for the three months ended October 31, 2020 and 2019, respectively, an increase of approximately 104.1%.

For the three months ended October 31, 2020, we reported a consolidated gross profit of approximately $20.3 million which represented a gross profit percentage of approximately 16.0% of corresponding consolidated revenues. The gross profit for the three months ended October 31, 2020 reflected the consistent profit contribution of the construction activities related to the Guernsey Power Station; it was also favorably impacted by the profit contributions of APC, reflecting the most recent change to the contractual arrangements covering the construction activities of the TeesREP Project subcontract. The gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments were 16.8%, 9.6% and 20.2%, respectively, for the quarter ended October 31, 2020.

Our gross profit reported for the three months ended October 31, 2019 was $6.0 million, or approximately 10.3% of corresponding consolidated revenues. Last year, both the gross profit amount and percentage for the third quarter were adversely affected by unfavorable contract adjustments at TRC and the lack of gross profit contribution from the TeesREP Project. The gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments were 12.6%, 4.9% and 20.2%, respectively, for the quarter ended October 31, 2019.

Selling, General and Administrative Expenses

These costs were $9.4 million and $12.1 million for the three months ended October 31, 2020 and 2019, respectively, representing 7.4% and 20.8% of consolidated revenues for the corresponding periods, respectively. As disclosed earlier this year, we expect these costs, expressed as a percentage of corresponding revenues, to trend downward through the remaining quarters of the year ending January 31, 2021 (“Fiscal 2021”) and next year, primarily driven by the expected increase in consolidated revenues over the same periods. The reduction in actual costs between the quarters was due primarily to the increased utilization of staff by GPS on the Guernsey Power Station EPC project and reductions in the costs of travel.

Other Income

For the three months ended October 31, 2020 and 2019, the net amounts of other income were $0.2 million and $3.6 million, respectively, which represented a reduction of 95.1% between the comparable quarterly periods. The amounts reported for this line item reflect primarily investment income earned on funds maintained in money market accounts and interest income earned on CDs. Although the aggregate amount of invested funds has increased  meaningfully between the quarters and since January 31, 2020, the significant drop in interest rates that has occurred during the current year has had a meaningfully adverse effect on the returns earned on our invested funds. In addition, other income for the three months ended October 31, 2019 included a pre-tax gain of $2.2 million recorded by the consolidated variable interest entity in connection with the grant of a utility easement at the planned site of a new gas-fired power plant. This gain is also reflected in the amount of net income attributable to non-controlling interests for the three months ended October 31, 2019.

Income Taxes

We reported income tax expense for the three months ended October 31, 2020 in the amount of approximately $1.7 million. We estimate that our annual effective income tax rate for Fiscal 2021 before discrete items will approximate 23.9%. This tax rate differs from the statutory federal tax rate of 21% due primarily to the unfavorable effects of permanent differences, including certain nondeductible executive compensation. Despite incurring a loss before income taxes of $2.6 million for the three months ended October 31, 2019, we reported income tax expense for the three months ended October 31, 2019 in the amount of approximately $2.0 million which primarily reflected unfavorable changes in the estimated annual effective income tax rate determined as of October 31, 2019.

Comparison of the Results of Operations for the Nine Months Ended October 31, 2020 and 2019

We reported net income attributable to our stockholders of $14.3 million, or $0.91 per diluted share, for the nine months ended October 31, 2020. For the nine months ended October 31, 2019, we reported a net loss attributable to our stockholders of $35.5 million, or $2.27 per diluted share.

The following schedule compares our operating results for the nine months ended October 31, 2020 and 2019 (dollars in thousands):

	Nine Months Ended October 31,
	2020	2019	$ Change	% Change
REVENUES
Power industry services	$227,363	$83,941	$143,422	170.9%
Industrial fabrication and field services	42,163	80,442	(38,279)	(47.6)
Telecommunications infrastructure services	5,445	6,626	(1,181)	(17.8)
Revenues	274,971	171,009	103,962	60.8
COST OF REVENUES
Power industry services	192,583	104,759	87,824	83.8
Industrial fabrication and field services	38,096	72,958	(34,862)	(47.8)
Telecommunications infrastructure services	4,310	5,361	(1,051)	(19.6)
Cost of revenues	234,989	183,078	51,911	28.4
GROSS PROFIT (LOSS)	39,982	(12,069)	52,051	NM
Selling, general and administrative expenses	28,827	31,761	(2,934)	(9.2)
Impairment loss	—	2,072	(2,072)	(100.0)
INCOME (LOSS) FROM OPERATIONS	11,155	(45,902)	57,057	NM
Other income, net	1,714	7,472	(5,758)	(77.1)
INCOME (LOSS) BEFORE INCOME TAXES	12,869	(38,430)	51,299	NM
Income tax benefit	1,391	4,936	(3,545)	(71.8)
NET INCOME (LOSS)	14,260	(33,494)	47,754	NM
Net (loss) income attributable to non-controlling interests	(40)	2,007	(2,047)	NM
NET INCOME (LOSS) ATTRIBUTABLE TO
THE STOCKHOLDERS OF ARGAN, INC.	$14,300	$(35,501)	$49,801	NM

NM – Not meaningful.

Revenues

Power Industry Services

The revenues of the power industry services business increased by 170.9%, or $143.4 million, to $227.4 million for the nine months ended October 31, 2020 compared with revenues of $83.9 million for the nine months ended October 31, 2019, primarily due to the increasing revenues associated with the construction of the Guernsey Power Station by GPS. The revenues of this segment represented approximately 82.7% of consolidated revenues for the nine-month period ended October 31, 2020 and approximately 49.1% of consolidated revenues for the comparable prior year period.

As discussed above, GPS reached substantial completion on four gas-fired power plant projects late in Fiscal 2019 and concluded activities on a fifth gas-fired power plant in the first quarter of Fiscal 2020. As a result, the revenues of GPS were reduced substantially for the nine months ended October 31, 2019 despite the contribution of revenues provided by the start-up activities of the Guernsey Power Station project during the third quarter last year.

Conversely, the revenues of APC declined for the nine months ended October 31, 2020 from the amount of revenues recognized during the nine months ended October 31, 2019, which represented the majority of revenues for this segment last year. The current year-to-date revenues of APC were adversely affected, to a certain degree, by the suspension of work on the TeesREP Project and the postponement of Irish works in response to the COVID-19 pandemic during the current year. More significantly, both the construction of the gas-fired power plant in Spalding, England, and the refurbishment of the turbines for the Moneypoint Power Station in Ireland were completed last year.

Industrial Fabrication and Field Services

The revenues of industrial fabrication and field services (representing the business of TRC) provided 15.3% of consolidated revenues for the nine months ended October 31, 2020, which reflected a reduction in revenues of $38.3 million, or 47.6%, to $42.2 million compared to revenues of $80.4 million for the nine months ended October 31, 2019. With the completion of several large projects last year, the resulting low level of activity on projects this year has unfavorably affected TRC’s revenues for the current year. The improvement in the quarterly revenues of TRC noted for the second quarter, attributed to customers beginning to resume normal plant operations and to commence projects suspended earlier in the year due to the COVID-19 pandemic, did not accelerate during the third quarter. New project awards have increased TRC’s current project backlog to approximately $39.3 million as of October 31, 2020 from $14.0 million at January 31, 2020. However, a corresponding ramp-up of quarterly revenues has not yet occurred as the start-ups of field service projects in particular have been delayed by customers.

Telecommunications Infrastructure Services

The revenues of this business segment (representing the business of SMC) were $5.4 million for the nine months ended October 31, 2020 compared with revenues of $6.6 million for the nine months ended October 31, 2019.

Cost of Revenues

With the increase in consolidated revenues for the nine months ended October 31, 2020 compared with last year’s corresponding period, the consolidated cost of revenues also increased between the periods by 28.4%. These costs were $235.0 million, represented substantially by projects costs incurred on the Guernsey Power Station, and $183.1 million, represented substantially by project costs incurred by TRC and APC, for the nine months ended October 31, 2020 and 2019, respectively. Last year, our cost of revenues included a charge in the amount of $8.6 million representing the amount of the TeesREP subcontract loss reserve on the books of APC as of October 31, 2019.

For the nine months ended October 31, 2020, we reported a consolidated gross profit of approximately $40.0 million, which represented a gross profit percentage of approximately 14.5% of corresponding consolidated revenues. The gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments were 15.3%, 9.6% and 20.8%, respectively, for the nine months ended October 31, 2020.

The loss incurred by APC on the TeesREP Project in the amount of $31.2 million for the nine months ended October 31, 2019 had a significant unfavorable effect on the Company’s gross profit, which was the primary factor in our reporting a consolidated gross loss for the nine-month period in the amount of $12.1 million. The gross (loss) profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments were (24.8)%, 9.3% and 19.1%, respectively, for the nine months ended October 31, 2019.

Selling, General and Administrative Expenses

These costs were $28.8 million and $31.8 million for the nine months ended October 31, 2020 and 2019, respectively, representing 10.5% and 18.6% of consolidated revenues for the corresponding periods, respectively. The 9.2% decrease in expenses between the periods was primarily due to the costs incurred last year by GPS in order to maintain the core members of the operations staff, before the start-up of new EPC projects, whose time is typically charged to active projects to a greater degree.

Impairment Loss

APC recorded a substantial loss on the TeesREP Project during the first quarter last year. We considered the recognition of a contract loss of this magnitude to be an event triggering a re-assessment of the goodwill of APC which resulted in our conclusion that the remaining balance was impaired. Accordingly, an impairment loss was recorded in the amount of $2.1 million which was reflected in our consolidated operating results for the nine months ended October 31, 2019.

Other Income

For the nine months ended October 31, 2020 and 2019, the net amounts of other income were $1.7 million and $7.5 million, respectively, which represented a reduction of 77.1% between the comparable periods. Although the aggregate amount of invested funds has increased between the comparable periods and since January 31, 2020, the significant drop in interest rates that has occurred during the current year has had a meaningfully adverse effect on the returns earned on our temporarily invested funds. Other income for the nine months ended October 31, 2019 included the pre-tax gain of $2.2 million recorded by the consolidated variable interest entity during the period. This gain was also reflected in the amount of income attributable to non-controlling interests for the nine months ended October 31, 2019.

Income Taxes

We reported an income tax benefit for the nine months ended October 31, 2020 in the net amount of approximately $1.4 million, which reflected primarily the net operating loss carryback benefit in the approximate amount of $4.4 million that is discussed in the following paragraph.

In a response to the COVID-19 health crisis, the US Congress passed the CARES Act that was signed into law on March 27, 2020. This wide-ranging legislation was enacted as an emergency economic stimulus package including spending and tax breaks aimed at strengthening the US economy and funding a nationwide effort to curtail the effects of the outbreak of COVID-19. The CARES Act has provided many opportunities for taxpayers to evaluate their 2018 and 2019 income tax returns to identify potential tax refunds. One such area is the utilization of NOLs. The tax changes of the CARES Act removed the limitations on the future utilization of certain NOLs and re-established a carryback period for certain losses to five years. The losses eligible for carryback under the CARES Act include our consolidated NOL for Fiscal 2020, which was approximately $39.5 million. With the filing of our consolidated federal income tax return for Fiscal 2020, we have elected to apply the NOL against our taxable income for the year ended January 31, 2015. This provides a favorable rate benefit for us as the loss, which was incurred in a year where the statutory federal tax rate was 21%, will be carried back to a tax year where the tax rate was higher.

We estimate that our annual effective income tax rate for Fiscal 2021 before discrete items will approximate 23.9%. This tax rate differs from the statutory federal tax rate of 21% due primarily to the unfavorable effects of certain permanent differences as referenced above.

We reported an income tax benefit for the nine months ended October 31, 2019 in the amount of approximately $4.9 million which primarily reflected the favorable tax impact of bad debt loss realized on loans made to APC by Argan that was recorded in the second quarter last year. We did not record any income tax benefit related to the net loss reported by the subsidiary operations of APC located in the United Kingdom last year due to our expectation at that time that only a minimal portion of the benefit, if any, would be utilized in future years. However, as  this subsidiary is expected to report income for Fiscal 2021, approximately $0.1 of tax benefit was recorded during the nine-month period ended October 31, 2020. The consolidated income tax benefit for the nine months ended October 31, 2019 does reflect the unfavorable expected effects of state income taxes and permanent differences associated with nondeductible travel and entertainment expenses, certain nondeductible executive compensation expense and the goodwill impairment loss.

Liquidity and Capital Resources as of October 31, 2020

At October 31 and January 31, 2020, our balances of cash and cash equivalents were $353.2 million and $167.4 million, respectively. During this same period, our working capital increased by $0.1 million to $277.8 million as of October 31, 2020 from $277.7 million as of January 31, 2020.

The net amount of cash provided by operating activities for the nine months ended October 31, 2020 was $142.6 million. Our net income for the nine months ended October 31, 2020, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $27.5 million. However, the sources of cash from operations for the current year period included primarily a temporary increase in the balance of contract liabilities  associated with the early phases of the Guernsey Power Station construction and new project awards at TRC in the amount of $87.9 million. Reductions in the balances of accounts receivable and contract assets, primarily at the TRC and APC operations, provided cash in the amounts of $6.6 million and $6.2 million, respectively. In addition, the combined level of accounts payable and accrued expenses increased by $28.9 million during the nine months ended October 31, 2020, a source of cash for the period.

As discussed above, our income tax accounting for the nine months ended October 31, 2020 reflects an entry to record the carryback of our net operating loss incurred for the year ended January 31, 2020 to our tax year ended January 31, 2015. The loss carryback should result in a refund of federal income taxes in the amount of $12.7 million. This tax refund receivable has been included in the balance of other current assets as of October 31, 2020, which was the primary cause of the increase in this balance of $14.5 million during the period, a use of cash.

Primary sources of cash for the nine months ended October 31, 2020 were the net maturities of short-term investments, certificates of deposit issued by the Bank, in the amount of $70.0 million. Non-operating activities used cash during the nine months ended October 31, 2020, including the payment of regular and special cash dividends in the total amount of $27.4 million. During the nine-month period ended October 31, 2020, capital expenditures were reduced by approximately 77.6% to $1.4 million from a capital expenditures amount of $6.3 million for the nine months ended October 31, 2019. Partially offsetting these uses of cash, we received cash proceeds related to the exercise of stock options during the nine months ended October 31, 2020 in the amount of $1.2 million. As of October 31, 2020, there were no restrictions with respect to inter-company payments between GPS, TRC, APC, SMC and the holding company. However, during the prior year, certain loans made by Argan to APC were determined to be uncollectible.

Last year, the net amount of cash provided by operating activities for the nine months ended October 31, 2019 was $15.9 million. Our net loss for the period, offset partially by the favorable adjustments related to non-cash income and expense items, used cash in the total amount of $29.3 million. The Company also used cash during the nine months ended October 31, 2019 in the amount of $12.5 million to reduce the level of accounts payable and accrued expenses. However, these uses of cash were more than offset by the receipt of payments on the initial billings for EPC project work, which caused the balance of contract liabilities to increase temporarily by $50.1 million during the nine months ended October 31, 2019, a substantial source of cash.

Cash required to fund operations during the nine months ended October 31, 2019 was provided primarily by the net maturities of short-term investments, certificates of deposit issued by our Bank, in the amount of $89.0 million. Cash proceeds in the amount of $1.6 million were received from the exercise of stock options during the nine-month period ended October 31, 2019. Non-operating activities used cash during the nine months ended October 31, 2019, including the payment of three quarterly cash dividends in the total amount of $11.7 million and capital expenditures in the amount of $6.3 million.

At October 31, 2020, most of our balance of cash and cash equivalents was invested in money market funds with most of their total assets invested in cash, US Treasury obligations and repurchase agreements secured by US Treasury obligations. The major portion our domestic operating bank account balances are maintained with the Bank. We do maintain certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the UK in support of the operations of APC.

Our Credit Agreement, which expires on May 31, 2021, includes the following features, among others: a lending commitment of $50.0 million including a revolving loan with interest at the 30-day LIBOR plus 2.0%, and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions. We may use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business as defined by the Bank. At October 31, 2020, we had $1.7 million of outstanding letters of credit issued under the Credit Agreement. However, we had no outstanding borrowings. Additionally, in connection with the current project development activities by a VIE, the Bank issued a letter of credit, outside the scope of the Credit Agreement, in the approximate amount of $3.4 million for which the Company has provided cash collateral.

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement requires that we comply with certain financial covenants at our fiscal year-end and at each fiscal quarter-end, and includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. At

October 31 and January 31, 2020, we were compliant with the financial covenants of the Credit Agreement. We expect that we will negotiate either an extension or a replacement agreement prior to the current expiration date of the Credit Agreement.

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

On behalf of APC, Argan has provided a parent company performance guarantee to its customer, the EPC services contractor on the TeesREP Project. Earlier this year, and in connection with the negotiation of Amendment No. 2, the Company replaced an outstanding letter of credit in the amount of $7.6 million with a surety bond.

As of October 31, 2020, the revenue value of the Company’s unsatisfied bonded performance obligations was less than the value of RUPO disclosed in Note 2 to the accompanying condensed consolidated financial statements. In addition, as of October 31, 2020, there were bonds outstanding in the aggregate amount of approximately $35.0 million covering other risks including warranty obligations related to projects completed by GPS; these bonds expire at various dates over the next sixteen months.

When sufficient information about claims related to our performance on projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such guaranteed losses. As our subsidiaries are wholly-owned, any actual liability related to contract performance is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. Any amounts that we may be required to pay in excess of the estimated costs to complete contracts in progress as of October 31, 2020 are not estimable.

We have also provided a financial guarantee on behalf of GPS to an original equipment manufacturer in the amount of $3.6 million to support project developmental efforts.

We believe that cash on hand, cash that will be provided from the maturities of short-term investments and cash generated from our future operations, with or without funds available under our line of credit, will be adequate to meet our general business needs in the foreseeable future. For the nine months ended October 31, 2020, to assure an optimum level of liquidity during this period of uncertainty and to mitigate the market risks represented by the COVID-19 pandemic, management decided to temporarily maintain larger balances of cash and cash equivalents relative to short-term investments with minimal opportunity cost.

In general, we maintain significant liquid capital in our balance sheet to help ensure our ability to maintain bonding capacity and to provide parent company performance guarantees for EPC and other construction projects. Any future acquisitions, or other significant unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all.

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

The following table presents the determinations of EBITDA for the three and nine months ended October 31, 2020 and 2019, respectively (amounts in thousands):

As we believe that our net cash flow provided by or used in operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable nine-month periods, as presented above, to the corresponding amounts of net cash flows provided by or used in operating activities that are presented in our condensed consolidated statements of cash flows for the nine months ended October 31, 2020 and 2019 (amounts in thousands).

	Three Months Ended
	October 31,
	2020	2019
Net income (loss), as reported	$9,454	$(4,561)
Income tax expense	1,666	1,996
Depreciation	940	899
Amortization of purchased intangible assets	226	272
EBITDA	12,286	(1,394)
EBITDA of non-controlling interests	—	2,294
EBITDA attributable to the stockholders of Argan, Inc.	$12,286	$(3,688)

	Nine Months Ended
	October 31,
	2020	2019
Net income (loss), as reported	$14,260	$(33,494)
Income tax benefit	(1,391)	(4,936)
Depreciation	2,798	2,610
Amortization of purchased intangible assets	677	864
EBITDA	16,344	(34,956)
EBITDA of non-controlling interests	(40)	2,007
EBITDA attributable to the stockholders of Argan, Inc.	$16,384	$(36,963)

	Nine Months Ended
	October 31,
	2020	2019
EBITDA	$16,344	$(34,956)
Current income tax benefit	9,757	415
Stock option compensation expense	2,199	1,512
Impairment loss	—	2,072
Other non-cash items	1,911	1,631
Decrease in accounts receivable	6,585	1,274
Increase in other assets	(15,976)	(1,588)
Increase (decrease) in accounts payable and accrued expenses	27,725	(12,523)
Change in contracts in progress, net	94,015	58,064
Net cash provided by operating activities	$142,560	$15,901

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

We consider the accounting policies related to revenue recognition on long-term construction contracts; income tax reporting; the accounting for business combinations; the subsequent valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee common stock-based awards; and the financial reporting associated with any significant claims or legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for special purpose entities including joint ventures and variable interest entities. An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report. During the nine-month period ended October 31, 2020, there have been no material changes in the way we apply the critical accounting policies described therein.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of October 31, 2020, we had no outstanding borrowings under our financing arrangements with the Bank (see Note 6 to the accompanying condensed consolidated financial statements), which provide a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at 30-day LIBOR plus 2.0%. During the nine months ended October 31, 2020 and 2019, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk.

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

We maintain a substantial amount of our temporarily investable funds in a money market account (see Note 3 of the accompanying condensed consolidated financial statements). The balance of these funds, which was included in cash and cash equivalents in our condensed consolidated balance sheet as of October 31, 2020, was $266.9 million with earnings based on a blended annual yield of 0.05%. The significant drop in interest rates during the nine months ended October 31, 2020 has caused a significant reduction in the investment returns earned on these funds by us. At January 31, 2020, our money market funds were providing earnings based on an annual yield of 1.49%.

As of October 31, 2020, the weighted average annual interest rate on our short-term investments of $90.0 million was 0.17%. To illustrate the potential impact of changes in interest rates on our results of operations, we present the following hypothetical analysis, which assumes that our condensed consolidated balance sheet as of October 31, 2020 remains constant, and no further actions are taken to alter our existing interest rate sensitivity, including reinvestments.

As the weighted average annual interest rate on our short-term investments held at October 31, 2020 was 0.17%, the largest decrease in the interest rates presented below is 17 basis points (dollars in thousands).

	Increase (Decrease) in	Increase (Decrease) in	Net Increase (Decrease) in
Basis Point Change	Interest Income	Interest Expense	Income (pre-tax)
Up 300 basis points	$1,892	$—	$1,892
Up 200 basis points	1,261	—	1,261
Up 100 basis points	631	—	631
Down 17 basis points	(101)	—	(101)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of October 31, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to the Company and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure in the reports.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Included in Note 8 to the condensed consolidated financial statements that are included in Item 1 of Part I of this Quarterly Report on Form 10-Q is the discussion of the status of a specific legal proceeding as of October 31, 2020. In the normal course of business, we may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

In the section of Item 2 in Part 1 of this Quarterly Report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations, identified as Major Customer Contracts, we discuss that certain published policies of president-elect Biden relating to attempts to confront the unfavorable effects of climate change may result in decisions that adversely affect the growth propects for our business. In addition, the tax plan he has released proposes many changes to payroll taxes and individual and business income taxes, including an increase in the corporate income tax rate from 21% to 28%. If enacted, such an increase would have unfavorable effects of our future net income amounts and cash flows from operations.

There have been no other material changes to the risk factors disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 24, 2020, we made a filing on Current Report Form 8-K announcing that our board of directors authorized the repurchase of up to $25.0 million of our issued and outstanding common stock through June 2022 (the “Repurchase Plan”). The repurchases may occur in the open market or through investment banking institutions, privately-negotiated transactions, or direct purchases, and the timing and amount of stock repurchased will depend on market and business conditions, applicable legal and credit requirements and other corporate considerations. To date, there have not been any purchases made under the Repurchase Plan.

In accordance with the SEC’s Rule 10b5-1, we have allowed, and may in the future allow, the repurchase of our common stock during trading blackout periods by an investment banking firm or other institution agent acting on our behalf pursuant to predetermined parameters.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES (not applicable)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Title
Exhibit 10.1	Amendment No. 2020-1 to the Gemma Power Systems, LLC Deferred Compensation Plan.
Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.
Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.
Exhibit 32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350. *
Exhibit 32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350. *

Exhibit 101: Exhibit 101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase.
Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase.
Exhibit 101.DEF	Inline XBRLTaxonomy Extension Definition Document.
Exhibit 104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	The certification is being furnished and shall not be considered filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

December 9, 2020	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

December 9, 2020	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary