Form 10-K
period 2021-01-31
ARGAN INC
filed 2021-04-14
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended January 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission File Number 001-31756

ARGAN, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-1947195
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One Church Street, Suite 201, Rockville, Maryland	20850
(Address of Principal Executive Offices)	(Zip Code)

(301) 315-0027

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.15 par value	AGX	The New York Stock Exchange (“NYSE”)

Securities registered under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ⌧

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ◻

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ⌧    No ◻

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ⌧    No  ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ⌧

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $416,407,005 on July 31, 2020 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price on the NYSE as reported for that date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of April 12, 2021: 15,720,136 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders to be held on June 24, 2021 are incorporated by reference in Part III.

ARGAN, INC. AND SUBSIDIARIES

2021 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS.

Argan, Inc. (“Argan”) conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), Atlantic Projects Company Limited and affiliates (“APC”), The Roberts Company, Inc. (“TRC”) and Southern Maryland Cable, Inc. (“SMC”) (together referred to as the “Company,” “we,” “us,” or “our”). Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, project development, technical and consulting services to the power generation market including the renewable energy sector. The wide range of customers includes independent power producers, public utilities, power plant equipment suppliers and global energy plant construction firms. Including variable interest entities (“VIEs”), GPS and APC represent the Company’s power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southeast region of the United States (the “US”) and that are based on its expertise in producing, delivering and installing fabricated metal components such as piping systems, pressure vessels and heat exchangers. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region of the US.

Holding Company Structure

Argan was organized as a Delaware corporation in May 1961. We intend to make additional opportunistic acquisitions and/or investments by identifying companies with significant potential for profitable growth and realizable synergies with one or more of our existing businesses. However, we may have more than one industrial focus depending on the opportunity. We expect that acquired companies will be maintained in separate subsidiaries that will be operated in a manner that best provides cash flows for the Company and value for our stockholders. Argan is a holding company with current investments in GPS, APC, TRC and SMC.

Power Industry Services

The most significant percentage of our power industry services has been performed by GPS which is a full-service engineering, procurement and construction (“EPC”) services firm that we have operated for over fourteen years since it was acquired by us in 2006. GPS has the proven abilities of designing, building and commissioning large-scale energy projects in the US. The extensive design, construction, project management, start-up and operating experience of GPS has grown with installed capacity exceeding 15 gigawatts of mostly domestic power-generating capacity. Our power projects have included base-load combined-cycle facilities, simple-cycle peaking plants and boiler plant construction and renovation efforts. We also have experience in the renewable energy sector by providing EPC contracting and other services to the owners of alternative energy facilities, including biomass plants, wind farms and solar fields. Typically, the scope of work for GPS includes complete plant engineering and design, the procurement of equipment and construction from site development through electrical interconnection and plant testing. The durations of our construction projects typically range between one to three years. However, the length of certain significant construction projects may exceed three years.

This reportable business segment also includes APC, a company formed in the Irish city of Dublin over 45 years ago, and its affiliated companies, which we acquired in May 2015. APC provides turbine, boiler and large rotating equipment installation, commissioning and outage services to original equipment manufacturers, global construction firms and power plant owners. With its presence in the Republic of Ireland (“Ireland”), the United Kingdom (the “UK”) as well as the US, APC represents the portion of this segment’s business with an international focus.

The revenues of our power industry services business segment were $319.4 million, $135.7 million and $367.8 million for the years ended January 31, 2021 (“Fiscal 2021”), 2020 (“Fiscal 2020”) and 2019 (“Fiscal 2019”), respectively, or 81%, 57% and 76% of our consolidated revenues for the corresponding periods, respectively. The substantial portions of the revenues of this reportable segment reported for these three years were derived from the performance of activities by GPS and APC under EPC services and other construction contracts with the owners of power plant projects.

During Fiscal 2021, the operations of this reportable business segment were focused on construction for two major power plant projects.

Guernsey Power Station

In January 2019, GPS entered into an EPC services contract to construct an 1,875 MW natural gas-fired power plant in Guernsey County, Ohio (the “Guernsey Power Station”). Caithness Energy, L.L.C. (“Caithness”) partnered with Apex Power Group, LLC to develop this project. After receiving a full-notice-to-proceed, GPS commenced substantial activities for this project in August 2019. For Fiscal 2021, this project represented the major portion of consolidated revenues. Substantial completion of this major project is expected to occur during the second half of our fiscal year ending January 31, 2023 (“Fiscal 2023”).

Guernsey County is located in southeastern Ohio in the heart of the state’s Utica and Marcellus shale gas development area. Using state-of-the-art combined cycle technology and an air-cooling system, the Guernsey Power Station will be a cost-efficient, fuel-efficient electricity generating power plant that protects air quality and conserves water with the capability to satisfy the electricity needs of approximately one million homes.

The combined cycle design of this plant utilizes three power trains with each one including a gas-fired turbine, a heat recovery steam generator and a steam turbine that will enable this plant to generate significantly more power from the equivalent amount of fuel than a traditional gas-fired power plant. The Guernsey Power Station will also use dry cooling technology to reduce water usage by as much as 95% compared to a water-cooled power plant. Because of its advanced design, the power plant will achieve the lowest possible air emissions.

Teesside Renewable Energy Plant

The other important project for the power industry services segment during Fiscal 2021 was the Teesside Renewable Energy Plant (“TeesREP”), which is located in the northeast region of England. TeesREP is a 299 MW biomass-fueled power station that will burn primarily wood pellets in order to generate electricity sufficient to power 600,000 homes. APC is a major subcontractor on this project, responsible for the mechanical installation of the boiler. The plant will be one of the largest bio-mass-fueled power stations in the world. Substantial completion of the TeesREP project is currently scheduled to occur during the summer of 2021 although APC’s work is expected to end during the first quarter of Fiscal 2022.

Two years ago, we explained that this construction project was behind the schedule originally established for the job and warned that the TeesREP project could continue to impact our consolidated operating results negatively until it reached completion. APC’s estimates of the unfavorable financial impacts on forecasted costs of the numerous and unique difficulties on this particular project had escalated substantially from the initial estimates prepared for this project. By January 31, 2020, we expected that the total loss on this subcontract would approximate $33.6 million.

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

Construction on the TeesREP project was suspended on March 24, 2020 due to the COVID-19 pandemic. At the time of the work suspension, APC had completed approximately 90% of its subcontracted work. In connection with resuming its efforts on the TeesREP project, APC entered into an amendment to the subcontract, effective June 1, 2020, covering new terms and conditions for completion of the installation of the boiler (“Amendment No. 2”). This amendment represented a global settlement of past commercial differences with both parties making significant concessions, and converted the billing arrangement for the remaining work to a time-and-materials based scheme. During October 2020, APC and its customer agreed to additional contractual changes that effectively recognized APC’s completion of the single performance obligation, that eliminated any uncertainty regarding APC earning certain cost and schedule incentives included in Amendment No. 2 and that established a time-and-materials contractual arrangement covering the additional works that are being requested by APC’s customer until completion of the power plant construction. APC thereby reduced the financial risks associated with the subcontract even further.

The negotiated changes to the contractual arrangements for the TeesREP project and the redirected efforts of the top management of APC and the project team resulted in the reduction of the final amount of the loss incurred on the fixed-price portion of the TeesREP subcontract from $33.6 million to $29.5 million. The project activities being conducted by APC under the time and materials arrangement have been and continue to be profitable.

Major Customer Contracts

At January 31, 2021, the project backlog for this reporting segment was approximately $0.8 billion. The comparable backlog amount as of January 31, 2020 was approximately $1.3 billion. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects (project backlog is larger than the value of remaining unsatisfied performance obligations, or RUPO, on active contracts; see Note 4 to the accompanying consolidated financial statements). Cancellations or reductions may occur that would reduce project backlog and our expected future revenues.

Typically, we include the total value of EPC services and other major construction contracts in project backlog when we receive a corresponding notice to proceed from the project owner. However, we may include the value of an EPC services contract prior to the receipt of a notice to proceed if we believe that it is probable that the project will commence within a reasonable timeframe, among other factors. Projects that are awarded to us may remain included in our backlog for extended periods of time as customers experience project delays. For example, in March 2018, GPS entered into an EPC services contract to build a 500 MW natural gas-fired power plant that was added to project backlog at that time. However, due to customer delays including a grid connection dispute, contract activities have not yet started and we removed this project, the NTE Reidsville Energy Center, from project backlog during Fiscal 2021.

A substantial amount of the project backlog amount at January 31, 2021 was represented by the Guernsey Power Station. The ramp-up of activity on this project since August 2019 has favorably impacted our quarterly consolidated operating results since then with its increasing revenues.

In January 2020, GPS entered into an EPC services contract with Harrison Power, LLC (“Harrison Power”) to construct a 1,085 MW natural gas-fired power plant in the Village of Cadiz, Harrison County, Ohio. The project is being developed by EmberClear, the parent company of Harrison Power. On March 12, 2020, we announced that GPS had entered into an EPC services contract with NTE Connecticut, LLC to construct the Killingly Energy Center, a 650 MW natural gas-fired power plant, in Killingly, Connecticut. The facility is being developed by NTE Energy, LLC. We anticipate adding the value of each of these new contracts to project backlog at times closer to their financial close and expected start dates. We are cautiously optimistic that the start of construction activities for these projects will occur over the next twelve months. However, we cannot predict with certainty when the projects will commence. The start dates for construction are generally controlled by the project owners.

In May 2019, GPS entered into an EPC services contract to construct a 625 MW power plant in Harrison County, West Virginia. Caithness is partnered with ESC Harrison County Power, LLC to develop this project. As a limited notice to proceed with certain preliminary activities was received from the owner of this project at the time, the value of the contract was added to our project backlog. However, meaningful construction activities for the facility are not likely to begin until financial close is achieved which may not occur before January 31, 2022.

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

In March 2020, we announced that GPS had entered into an EPC services contract to construct the Brooke County Power plant, a 920 MW natural gas-fired power generation facility planned for Brooke County, West Virginia. The project owner announced cancellation of the project in October 2020, citing changing conditions in the energy and financial markets. The value of this project had not been added to our project backlog.

The aggregate rated electrical output amount for the natural gas-fired power plants for which we have signed EPC services contracts, including the Guernsey Power Station, is approximately 6.4 gigawatts with an aggregate initial contract value of approximately $3.0 billion and an aggregate unrealized contract value of approximately $2.7 billion as of January 31, 2021. In addition, we are in the advanced stages of negotiations with a number of new customers for the awards of new but smaller projects, in particular renewable projects as identified below and overseas projects.

We believe that it is important to note that the owners of two of our contracted natural gas-fired power plant projects have plans to integrate green hydrogen solution packages developed by a major gas turbine manufacturer. While the plants will initially burn natural gas alone, it is planned by the respective project owners that the plants will eventually burn a mixture of natural gas and green hydrogen, thereby establishing power-generation flexibility for these plants.

Despite our commitment to the construction of state-of-the-art, natural gas-fired power plants as important elements of our country’s electricity-generation mix in the future, we are directing business development efforts to winning projects for the erection of utility-scale wind farms and solar fields and for the construction of other renewable energy projects. We have successfully completed these types of projects in the past and we are renewing efforts to obtain new work in the renewable power sector that will complement our natural gas-fired EPC services projects going forward. Recently, GPS began exclusive negotiations with the owners of several significant renewable projects for which we expect to begin EPC services contract activities during Fiscal 2022.

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

In January 2018, we determined that we were the primary beneficiary of a VIE that is performing the project development activities related to the construction of the Chickahominy Power Station. The account balances of the VIE are included in the consolidated financial statements, including development costs incurred by the VIE during Fiscal 2021 and Fiscal 2020, which are included in the balances for property, plant and equipment as of January 31, 2021 and 2020 in the amounts of $7.5 million and $6.9 million, respectively.

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

With our assistance, project owners frequently procure and supply certain major components of the power plants such as state-of-the-art natural gas turbines. We have significant experience in delivering EPC projects with the latest turbine technology and working with all three major gas-fired turbine manufacturers to meet each project owner’s specific power plant requirements. EPC project requirements may vary considerably. Our personnel possess the skills and experience needed to overcome the plant design, development and construction challenges presented by each EPC services project, thereby steadily eliminating uncertainties throughout the development lifecycle and construction phases of each project.

We perform work on job sites in different states and countries. The skilled craft labor pool is unique in each region due to a variety of factors, including union versus non-union work environments, competing infrastructure projects located nearby our sites that utilize the same labor pool as us, and decreased and aging labor pools resulting from demographic trends. As such, we take a carefully considered and tailored approach at each job site to acquire and retain the required personnel resources when we need them, especially craft labor, and to maintain optimum productivity on each of our projects. Depending on the project, we may utilize direct hires, subcontractors, existing internal personnel, or a combination of the three. To date, we have managed to staff each of our jobs safely and effectively. However, in staffing each new project with the skilled craft labor needed to complete the job successfully, we may be challenged by labor shortages in the construction industry, rising wages, demographic trends and other factors.

We sourced certain supplies, materials and equipment from countries stricken by the COVID-19 pandemic, as did certain of the major original equipment manufacturers for major components of natural gas-fired power plants. Disruptions to these supply chains, or the supply and productivity of labor at job sites, due to the global COVID-19 pandemic may continue to impact our schedules, and may ultimately affect our ability to complete our large fixed-price contract projects in accordance with original schedules. We believe that we have protections in our contracts with major customers that provide certain relief that helps to mitigate certain financial risks. These protections could be limited depending on the underlying issues and the financial challenges of our customers. We have actively attempted to manage these risks during this period of uncertainty regarding the duration and extent of the COVID-19 outbreak. The extent of the operational and financial impacts on us probably will depend on how long and widespread the disruptions prove to be. As we go forward, there may be unscheduled delays in the delivery of materials and equipment ordered by us or a project owner or other unanticipated challenges to our ability to complete major job tasks when planned, among other impacts, none of which are quantifiable at this time.

The costs of materials needed for the completion of our projects may fluctuate from time to time.  In times of increased volatility similar to those being experienced currently, we take steps to reduce our risks.  For example, we may hold quotes related to materials in our industrial fabrication and field services segment for only three days. For major fixed price contracts in our power industry services segment, we may mitigate material cost risks by procuring the majority of the equipment and construction supplies during the early phases of a project. During Fiscal 2021, the profitability of our active jobs did not suffer meaningfully from the global surge in material costs.

Competition

GPS competes with large and well capitalized private and public firms in the construction and engineering services industry, including two of the largest construction firms in the country, Bechtel Corporation and Kiewit Corporation and other global firms providing engineering, procurement, construction and project management services. These and other competitors are multi-billion-dollar companies that may have thousands of employees. We also may compete with regional construction services companies in the markets where planned projects might be located. Typically, a condition for award is that the contractor perform on a fixed-price or lump-sum contract basis; smaller elements of a contract may be billable on an allowance or cost-reimbursable basis. As explained below, there are risks of unrecovered costs, among other features, associated with these types of contracts.

To compete with these firms, we emphasize our proven track record as a value-add choice for the design, build and commissioning of natural gas-fired and alternative energy power systems. Our successful experience includes the efficient completion of natural gas-fired combined cycle and simple cycle power plants, wood/coal-fired plants, waste-to-energy plants, wind farms, solar fields and biofuel processing facilities, all performed on an EPC contract basis. Through the power industry services segment, we provide a full range of competitively priced development, consulting, engineering, procurement, construction, commissioning, operations management and maintenance services to project owners. We are able to react quickly to their requirements while bringing a strong, experienced team to help navigate through difficult technical, scheduling and construction issues. We believe that the cultures of GPS and APC encourage motivated, creative, high energy and customer-focused teams that deliver results. Our projects are directed by dedicated on-site project management teams and our project owner customers have direct access to our senior management at these companies.

APC also competes regularly with much bigger, more well-established companies for larger projects. These companies include the John Wood Group PLC and METKA, the sustainable engineering solutions business unit of Mytilineos S.A.

The competitive landscape in the EPC services market for natural gas-fired power plant construction has changed significantly over the last several years. While the market remains dynamic, we are moving into an era where there may be fewer competitors for new gas-fired power plant EPC services project opportunities. Several major competitors have exited the market for a variety of reasons or have been acquired. Others have announced intentions to avoid entering into fixed-price contracts.

Nonetheless, fixed-price contracting has continued to occur due to intense competition that has increased the bargaining power of project owners and sustained the number of projects typically completed on a fixed-price basis. Competition has led to aggressive bidding on projects while certain contractors have accepted greater risks associated with the inability to anticipate unforeseen issues and the failure to include adequate contingencies to cover lower-than expected labor productivity, unfavorable execution challenges and unusual weather events, for example. As a result, construction and engineering companies have incurred losses related to performance on fixed-price contracts, including some of the largest firms in the country.

We are not immune to these risks. As identified above and described more fully in later sections of this report, we incurred a loss in connection with the performance of the fixed price portion of our TeesREP subcontract in the final amount of $29.5 million. We are pleased to report that the efforts of the project team and the performance of assigned tasks under the new time and materials arrangement have resulted in additional reductions to the expected loss on this project. Nonetheless, we try to be particularly selective in pursuing new project opportunities and will be reluctant to enter into fixed-price contracts that represent high risk profiles. The track record of GPS has proven that fixed-price contracts can provide opportunities for higher margins if the corresponding projects are completed at lower-than-planned costs. We are confident that our project management teams have gained the experience necessary for successful execution on these types of contracts as we go forward although we are aware of the risks involved.

Customers

For Fiscal 2021, our most significant power industry services customer was Guernsey Power Station LLC, the owner of the Guernsey Power Station project, which accounted for approximately 67% of our consolidated revenues for the year.

For Fiscal 2020, the Company’s most significant power industry services customers were the owner of the Guernsey Power Station project and Técnicas Reunidas UK Limited, APC’s customer on the TeesREP project, which is the loss project referenced above, located in Teesside, England. Each customer accounted for more than 10% of our consolidated revenues and together they represented 37% of consolidated revenues for the year.

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

Relating to the COVID-19 pandemic, local and national government health agencies in the US, the UK and Ireland may continue to issue increasingly onerous restrictions on places and/or events where people may gather in close proximity to others. We do believe that our office-based employees can continue to work effectively on a remote basis if necessary, for extended periods of time. However, such restrictions could severely hamper our abilities to conduct construction activities on job-sites, or could shut-down such sites completely.

Industrial Fabrication and Field Services

TRC was founded in 1977 and is located near Greenville, North Carolina. TRC is principally an industrial field services provider and pipe and vessel fabricator for industrial organizations primarily in the southeast region of the US. Its facilities include two metal fabrication plants and support structures.

TRC operates within its own reportable business segment, industrial field services and fabrication. Its major customers include large fertilizer companies such as Nutrien Ltd.; a gold-mining company located in South Carolina, OceanaGold Corporation; a world leading supplier of industrial gases, Air Liquide S.A.; North America’s largest forest products companies such as Weyerhaeuser Company and Domtar Corporation; and various petrochemical companies. For Fiscal 2021, Fiscal 2020 and Fiscal 2019, TRC reported revenues of $65.3 million, $94.7 million and $101.7 million, respectively, or approximately 17%, 40% and 21% of consolidated revenues for the corresponding years, respectively.

Historically, TRC was a profitable company that incurred a pre-acquisition net loss in 2015, primarily due to it taking on large contracts before the acquisition that resulted in significant losses. With our financial support and the substantial completion of these loss contracts, we acquired TRC with the belief that it was positioned to succeed in the future with a return to profitable operations. Significant efforts have been expended since the acquisition to sustain a financial turnaround with growing revenues and profitable operating results. While we have been encouraged with TRC’s ability to achieve positive earnings before interest, taxes, depreciation and amortization, or EBITDA, for each of the past five years of operations, the financial performance of TRC has been uneven and not as profitable as we would like. Since the acquisition, we provided TRC with an additional $31.5 million in cash so that it could fund the completion of the work on the loss contracts in progress on the date of the acquisition, enhance working capital in support of business growth and stability, acquire capital equipment to assure efficient and competitive fabrication and field operations and support other general corporate needs. A substantial amount of this cash was provided in the year period following the acquisition. However, no cash has been advanced to TRC since May 2019. In fact, since then, TRC has returned $16.5 million in cash to Argan (over 50% of the total amount advanced), including $10.0 million during Fiscal 2021.

While the latest business valuation of TRC did not result in a goodwill impairment loss for Fiscal 2021, the uneven operating results of TRC have resulted in a series of prior year goodwill impairment losses. The originally established balance of the goodwill of TRC, $14.4 million, has been written down to a net balance of $9.5 million as of January 31, 2021.

The impacts of COVID-19 did result in delays in certain contract awards and project starts which resulted in revenue shortfalls for Fiscal 2021. However, effective business development efforts have rebuilt the project backlog of TRC from $14.0 million as of January 31, 2020 to $54.0 million as of January 31, 2021, and have resulted in meaningful additions to project backlog subsequent to year-end.

Telecommunications Infrastructure Services

SMC represents our telecommunications infrastructure services reportable business segment and conducts business as SMC Infrastructure Solutions, which provides comprehensive technology wiring and utility construction solutions to customers primarily in the mid-Atlantic region of the US. We perform both outside and inside plant cabling.

Services provided to our outside premises customers include trenchless directional boring and excavation for underground communication and power networks, aerial cabling services, and the installation of buried cable, high and low voltage electric lines, and private area outdoor lighting systems. The outside premises services are primarily provided to state and local government agencies, regional communications service providers, electric utilities and other commercial customers. The wide range of inside premises wiring services that we provide to our customers include the structuring, cabling, terminations and connectivity that provide the physical transport for high-speed data, voice, video and security networks. These services are provided primarily to federal government facilities, including cleared facilities, on a direct and subcontract basis. Such facilities typically require regular upgrades to their wiring systems in order to accommodate improvements in security, telecommunications and network capabilities.

Consistently, a major portion of SMC’s revenue-producing activity each year is performed pursuant to task or work orders issued under master agreements with SMC’s major customers such as DXC Technology Company and Southern Maryland Electric Cooperative, a local electricity cooperative. Over the last three years, other major customers have included counties and municipalities located in Maryland; certain state government agencies in Maryland; and technology-oriented government contracting firms in the Washington, DC metropolitan area. The revenues of SMC were $7.6 million, $8.6 million and $12.7 million for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively, or approximately 2%, 3% and 3% of our consolidated revenues for the corresponding years, respectively.

SMC operates in the fragmented and competitive telecommunication and infrastructure services industry. We compete with providers ranging from regional companies to larger firms servicing multiple regions, as well as large national and multi-national contractors. We believe that we compete favorably with the other companies in our market space by emphasizing our high-quality reputation, outstanding customer base, security-cleared personnel and highly motivated work force in competing for larger and more diverse contracts. Based on its reputation and quality performance, SMC was selected on a sole source basis to perform outside premises and structured cabling work at several secure overseas locations during Fiscal 2021, Fiscal 2020 and Fiscal 2019.

Employees

The total number of personnel employed by us is subject to the volume of construction in progress and the relative amount of work performed by subcontractors. We had approximately 1,473 employees at January 31, 2021, substantially all of whom were full-time. We believe that our employee relations are generally good.

Financing Arrangements

We have financing arrangements with Bank of America (the “Bank”) that are described in an Amended Replacement Credit Agreement (the “Credit Agreement”), dated May 15, 2017. The Credit Agreement provides a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021, with interest at the 30-day LIBOR plus 2.0%. We may also use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business. At January 31, 2021, the Company had credit outstanding under the Credit Agreement, but no borrowings, in the approximate amount of $1.8 million. We have pledged the majority of our assets to secure the financing arrangements. The Company expects that it will negotiate either an extension or a replacement agreement prior to the current expiration date of the Credit Agreement.

The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that we comply with certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. As of January 31, 2021, we were in compliance with the financial covenants of the Credit Agreement. We believe we will continue to comply with the financial covenants of the Credit Agreement.

In support of the current project development activities of the active VIE discussed above, the Bank issued a letter of credit in the approximate amount of $3.4 million, outside of the scope of the Credit Agreement, for which we have provided cash collateral.

Safety, Risk Management, Insurance and Performance Bonds

We are committed to ensuring that the employees of each of our businesses perform their work in a safe environment. We regularly communicate with our employees to promote safety and to instill safe work habits. GPS, APC, TRC and SMC each have an experienced full-time safety director committed to ensuring a safe work place, as well as compliance with applicable permits, insurance and local and environmental laws. Our OSHA reportable incident rates, weighted by hours worked for all of our subsidiaries, were 0.55, 0.40 and 0.54 for calendar years 2020, 2019 and 2018, respectively; our rates were significantly better than the national average rates in our industry (NAICS – 2379) for those years.

We retain qualified insurance brokerage assistance in the regular evaluation of the adequacy of insurance coverage amounts and the annual negotiation of premium amounts in the areas of property and casualty insurance, general liability, umbrella coverage, director and officer insurance and other specialty coverages. We believe that our insurance coverage amounts are adequate, but not excessive, and provide the proper amounts of coverage where we believe insurable risks may exist.

Contracts with customers in each of our reportable business segments may require performance bonds or other means of financial assurance to secure contractual performance. We maintain material amounts of cash, cash equivalents and short-term investments, and, as indicated above, we have the commitment of the Bank to issue irrevocable standby letters of credit up to an aggregate amount of $50.0 million in support of our bonding collateral and other business requirements. As of January 31, 2021, the revenue value of our unsatisfied bonded performance obligations was approximately $482 million. In addition, there were bonds outstanding in the aggregate amount of approximately $43 million covering other risks including our warranty obligations related to EPC services projects completed by GPS during Fiscal 2019. Not all of our projects require bonding.

Environmental, Social, and Governance (“ESG”) Matters

Our on-going commitment to environmental, health and safety, corporate social responsibility, corporate governance, sustainability, and other public policy matters relevant to us is being supported by the ESG subcommittee of our board of directors, which was formed in Fiscal 2021. Its charter requires it to assist our senior management in: (a) setting our general strategy relating to ESG matters, as well as developing, implementing, and monitoring initiatives and policies for us based on that strategy; (b) overseeing communications with employees, investors, and other of our stakeholders with respect to ESG matters; and (c) monitoring and anticipating developments relating to, and improving management’s understanding of, ESG matters.

We are pleased to summarize our ESG accomplishments over the past two years which include the following:

●	We refreshed our Code of Conduct to strengthen the comprehensive anti-corruption, anti-discrimination and anti-harassment sections, to emphasize respect for human rights, and to make other updates;
●	We increased the percentage of independent members of our board of directors while increasing its diversity;
●	We made investments in solar energy funds to secure portions of the available investment tax credits and tax depreciation, which facilitated the construction and deployment of several large solar arrays;
●	We made lighting and other energy efficiency upgrades at the office building that we own;
●	As an important element of our business development strategy, we are targeting a number of contract awards that will commence an expansion of renewable energy project work. We expect that revenues associated with the performance of renewable energy projects will become a meaningful percentage of our consolidated revenues over the coming years; and
●	We are commencing a solicitation of recommendations from our employees by an ESG cross-subsidiary working group in order to develop further actionable items including coordinated community service projects.

A significant amount of effort was spent by senior and project management to ensure the safety of our employees during the COVID-19 pandemic while we continue to satisfy our customer obligations. While our pro-active efforts varied depending on the particular job or office location, and other factors including the severity of the outbreak, we implemented a number of different safety measures, including COVID-19 testing onsite at a major job site, remote work, staggered shifts in various offices, contract tracing and quarantines.

Materials Filed with the Securities and Exchange Commission

The public may read any materials that we file with the Securities and Exchange Commission (the “SEC”) at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us, at http://www.sec.gov. We maintain a website on the Internet at www.arganinc.com that includes access to financial data. Information on our website is not incorporated by reference into this Annual Report on Form 10-K. Copies of our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our Proxy Statements, are available, as soon as reasonably practicable, after we electronically file such materials with, or furnish them to, the SEC, without charge and upon written request provided to our Corporate Secretary at Argan, Inc., One Church Street, Suite 201, Rockville, Maryland 20850.

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

This section of our Annual Report on Form 10-K for the year ended January 31, 2021 (our “2021 Annual Report”) may include projections, assumptions and beliefs that are intended to be “forward looking statements.” They should be read in light of our cautionary statement regarding “forward looking statements” that is presented in Item 7 of this 2021 Annual Report.

Risks Related to Our Business

Demand for our services may decrease during economic downturns or unpredictable economic cycles, which would most likely affect our businesses adversely.

Substantial portions of the revenues and profits earned by our reportable business segments are generated from construction-type projects, the awarding and/or funding of which we do not directly control. The engineering and construction industry historically has experienced cyclical fluctuations in the levels of construction activity due to economic recessions, downturns in the business cycles of our project owners, material shortages, price increases by subcontractors, interest rate fluctuations, and other economic factors beyond our control. When the general level of economic activity deteriorates, the level of uncertainty about future business prospects rises. When this occurs, customers may delay or cancel new projects, maintenance on major power plant components, repairs to damaged or worn equipment or other plant outage work. The adverse financial condition of the industry could negatively affect our customers and their willingness to fund capital expenditures or other major projects in the future. Economic, regulatory and market conditions affecting our specific customers may adversely impact the demand for our services, resulting in the delay, reduction or cancellation of certain projects on which our forecasts of future business may depend.

Future revenues are dependent on the awards of new EPC projects to us, the receipt of corresponding full notices-to-proceed and our ability to successfully complete the projects that we start.

The majority of the Company’s consolidated revenues relate to performance by the power industry services segment which represented 81%, 57% and 76% of consolidated revenues for Fiscal 2021, 2020 and 2019, respectively. Due primarily to the generally favorable operating results of GPS, the major business component of this segment, we have generated consolidated net income for ten of the last eleven years. GPS earns the substantial portion of its revenues from execution on long-term EPC services contracts with project owners. Revenues of this segment increased by 135% to $319.4 million for FY 2021 from revenues of $135.7 million for Fiscal 2020 which represented a 63% decline from revenues of $367.8 million reported for Fiscal 2019. This segment reported income from operations in the amount of $30.5 million for Fiscal 2021. It incurred a loss from operations in the amount of $46.0 million for Fiscal 2020 and reported income from operations of $46.1 million for Fiscal 2019.

For Fiscal 2021, a majority portion of consolidated revenues related to EPC services provided to a single power industry service customer on a project that is scheduled to be substantially completed during the second half of Fiscal 2023. Construction activity related to this project commenced in Fiscal 2020 and provided a little less than a quarter of consolidated revenues for the year. GPS reached substantial or near completion on five EPC services projects by the end of Fiscal 2019, which together represented over half of consolidated revenues for the year. During the period from Fiscal 2019 to the end of Fiscal 2021, GPS was awarded EPC services contracts for the construction of seven combined cycle, gas-fired power plants with an aggregate value of approximately $3.0 billion. However, we have received a full notice to proceed for only one of these EPC projects and a second project was cancelled during Fiscal 2021 by the project owner.

Our ability to sustain revenues depends on many factors including the ability of the power industry services business to not only win the awards of significant new EPC projects, but to obtain the corresponding full notices-to-proceed and to complete its projects successfully. There is always a possibility that one or more of the pending EPC services projects will not be built. Should we fail to commence construction activities on one or more of the major projects included in our contract awards during the year ending January 31, 2022 (“Fiscal 2022”), the growth in revenues and profits that we expect for Fiscal 2022 will be adversely affected.

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

To prepare consolidated financial statements in conformity with accounting principles generally accepted in the US, we are required to make estimates, assumptions and judgments as of the date of such financial statements, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. For each of our fixed price customer contracts, we recognize revenues over the life of the contract as performance obligations are completed by us based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project, and by using the resulting percentage to update the recorded amounts of project-to-date revenues.  We review and make necessary revisions to the amounts of estimated future costs on a monthly basis. In addition, contract results may be impacted by our estimates of the amounts of change orders that we expect to receive and our assessment of any contract disputes that may arise.

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

Among the other areas currently requiring significant estimates by our management are included the following:

●	the assessment of the value of goodwill and recoverability of other purchased intangible assets;
●	the recoverability of certain accounts receivable, contract asset amounts and project development costs;
●	the determination of provisions for income taxes, the accounting for uncertain income tax positions and the establishment of valuation allowances associated with deferred income tax assets;
●	the determination of the fair value of stock-based incentive awards; and
●	accruals for estimated liabilities, including warranties and losses and expenses related to legal matters.

Our actual business and financial results could differ from our estimates, which may impact future profits.

Project backlog amounts may be uncertain indicators of future revenues as project realization may be subject to unexpected adjustments, delays and cancellations.

At January 31, 2021, the total value of our project backlog for all of our business units was $0.9 billion. Project cancellations or scope modifications may occur that could reduce the amount of our project backlog and the associated revenues and profits that we actually earn. Projects that are awarded to us may remain included in our backlog for extended periods of time as customers experience project delays. Should any unexpected delay, suspension or termination of the work under such contracts occur, our results of operations may be materially and adversely affected. For example, in

March 2018, GPS entered into an EPC services contract to build a 500 MW natural gas-fired power plant that was added to project backlog at that time. However, due to customer delays including a grid connection dispute, contract activities have not yet started and we removed this project from backlog during Fiscal 2021. We cannot guarantee that revenues projected by us based on our project backlog at January 31, 2021 will be recognized or will result in profitable operating results.

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

The development of a power plant construction project is expensive with a total cost that could approximate or exceed $10 million. The developers of power projects may form single purpose entities, such as limited liability companies, limited partnerships or joint ventures, to perform the development activities, which are often funded by outside sources. We periodically see business opportunities where we consider providing financial support to the ownership of a new project, typically during the development phase, in order to improve the probability of an EPC contract being awarded to us.

In the past, we have been successful in lending funds to single purpose entities formed to develop gas-fired power plants. Each successful involvement resulted in repayment of the loans to us and, more critically, the award to us of the EPC contracts for the construction of the corresponding plant. In addition, the completed development efforts resulted in our receipt of success fees. Other project development support efforts have not been successful, resulting in the write-off of loan and interest balances, and the loss of the potential construction project.

We are supporting the development efforts for certain new gas-fired power plant projects including funding provided under development loans and other forms of credit support. There can be no assurances that we will benefit from the successful development of these projects or others that may arise in the future. The failure of owners to complete the development of power plants could result in the loss of future potential construction business for us and could result in write-off adjustments related to the balance of any project development costs or amounts lent or credit extended to potential project owners. Further, our failure to obtain the opportunity to support future power plant development projects and the potential to build the associated power plants could be detrimental to future growth. Large unfavorable adjustments related to current and/or future developmental projects could have a material adverse impact on our operating results for a future reporting period. During Fiscal 2021, we placed our development loans related to certain projects on a non-interest-accrual basis.

Future bonding requirements may adversely affect our ability to compete for new energy plant construction projects.

Our construction contracts frequently require that we obtain payment and performance bonds from surety companies on behalf of project owners as a condition to the contract award. Historically, we have had a strong bonding capacity. However, under standard terms, surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing any bonds. Not all of our projects require bonding. As of January 31, 2021, the estimated value of future work covered by outstanding performance bonds was approximately $482 million. In addition, there were bonds outstanding in the aggregate amount of approximately $43 million covering other risks including our warranty obligations related to four EPC services projects which were substantially completed by GPS during Fiscal 2019.

Market conditions, changes in our performance or financial position, changes in our surety’s assessment of its own operating and financial risk or larger future projects could cause our surety company to decline to issue, or substantially reduce the amount of bonding available for our work and/or could increase our bonding costs. These actions can be taken on short notice. If our surety company were to limit or eliminate our access to new bonds, our alternatives would include seeking bonding capacity from other surety companies, joint venturing with other construction firms, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit, or cash. We may be unable to make alternative arrangements in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption, reduction or other alteration in the availability of bonding capacity, we may be unable to compete for or work on certain projects.

Our results could be adversely affected by natural disasters or other catastrophic events such as the COVID-19 pandemic.

Natural disasters, such as hurricanes, tornadoes, floods and other adverse weather and climate conditions; or other catastrophic events such as global pandemics could disrupt our operations, or the operations of one or more of our vendors or customers. In particular, these types of events could shut-down our construction job sites or fabrication facilities for indefinite periods of time, break our product supply chain from the impacted region or could cause our customers to delay or cancel projects, which could impact our ability to operate. To the extent any of these events occur, our operations and financial results could be adversely affected.

As the COVID-19 outbreak became a global pandemic during Fiscal 2021, it challenged our ability to conduct operations normally in the US, Ireland and the UK, because sustained labor productivity at our job sites is essential to the achievement of successful projects. In addition, the Company and certain of our major original equipment manufacturers source certain supplies, materials and equipment from countries afflicted by the outbreak. Future project interruptions or delays in the delivery of major power plant components that are related to the renewed spreading of the COVID-19 virus could impact our schedules, thereby affecting our ability to complete our fixed-price contract projects in accordance with current schedules. We have protections in our contracts with major customers that provide certain relief that helps to mitigate certain financial risks. However, the effectiveness of these protections may be limited by factors including the financial strength of the customer.

We are actively attempting to manage the project risks presented by the current pandemic. However, due to the uncertainty regarding the duration and extent of the COVID-19 outbreak, the ultimate extent of the operational and financial impacts on us will depend on how long and how disperse the disruptions unfavorably effect our customers, our supply chains and our labor forces. The ultimate impacts of the COVID-19 outbreak on our businesses are not quantifiable at this time.

Risks Related to Our Market

Continued disruption of PJM’s base residual auction schedule may delay the start of planned power projects.

We have maintained that the delays in new business awards to GPS and the project construction starts of certain previously awarded projects relate to a variety of factors, especially in the northeast and mid-Atlantic regions of the US. Currently, we believe that the ability of the owners of fully developed gas-fired power plant projects to close on equity and permanent debt financing has been challenged by uncertainty in the capital markets caused by multiple factors including delayed capacity auctions.

For new power projects, lack of visibility regarding future capacity revenue streams complicates the search for equity and debt financing considerably. Most of our recently completed and awarded EPC service contracts relate to the construction of natural gas-fired power plants located within the geographic footprint of the electric power system operated by PJM Interconnection LLC (“PJM”). PJM operates a capacity market which is a process to ensure long-term grid reliability by securing the appropriate amount of power supply resources needed to meet predicted future energy demands. A base residual auction for a particular delivery year is usually held during the month of May, three years prior to the actual delivery year.

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

The results for the most recent PJM capacity auction that did occur (posted in May 2018) included a general clearing price that increased by more than 82% from the corresponding price in the previous year, but was still 15% below the price three years previous. With the exception of the most recent auction, decreased capacity pricing typically reflects increased participation by new generation capacity resources mostly represented by new or updated gas-fired power plants. The electricity generation units clearing the most recent auction did not include any new gas-fired power plants. If future capacity auction clearing prices were to resume their fall in the US, power plant developers may be discouraged from commencing the development and construction of new power plants which would adversely impact our business.

If the pace of future shutdowns of existing coal-fired power plants slows, the demand for our construction services could decline.

The overall growth of our power business has been substantially based on the number of combined cycle gas-fired power plants built by us, as many coal-fired plants have been shut down. In 2010, coal-fired power plants accounted for about 45% of total electricity generation. By 2020, coal accounted for less than 20% of total electricity generation. On the other hand, natural-gas fired power plants provided approximately 40% of the electricity generated by utility-scale power plants in the US in 2020, representing an increase of 64% from the amount of electrical power generated by natural gas-fired power plants in 2010, which provided approximately 24% of net electricity generation for 2010. The use of coal as a power source has been adversely affected significantly by the plentiful supply of inexpensive natural gas.

However, the share of electricity generation provided by natural gas is particularly reactive in the short term to changing natural gas prices. In fact, in the reference case of the Annual Energy Outlook 2021, the Energy Information Administration (“EIA”) projects that natural gas prices will rise in 2021 which will contribute significantly to a reversal of the ten-year trend. The share of net electricity generation in the US represented by natural-gas is projected to decline to 37% in 2021 and to 35% in 2022. On the other hand, electrical power generated by coal is projected to increase to 21% in 2021 and to 22% in 2022. It is important to note that these projections were made prior to the terrible cold snap that affected natural gas production in Texas so any short-term effects on gas prices resulting from the curtailments of production in Texas and other resulting market disruptions are not reflected in the EIA reference case projections. The rise in natural gas prices, even for just the short term, could have adverse effects on the ability of independent power producers to obtain construction and permanent financing for new natural gas-fired power plants.

Soft demand for electrical power may cause deterioration in our financial outlook.

During 2018 and for the first time in 12 years, the total annual amount of electricity generated by utility-scale facilities in the US surpassed the total amount generated in the peak power generation year of 2007 as the total amount of electricity generation was approximately 1% higher for 2018 than the level for 2007. The recently published government reference-case outlook projects average increases to utility-scale electricity generation in the US of slightly less than 1% per year from 2021 through 2050. However, for calendar year 2020, the total amount of electricity generated by utility-scale power plants declined by 2.9% due primarily to the adverse effects of the COVID-19 pandemic on the demand for power in the US. Further softness in the demand for electrical power in the US due to the adverse impacts of the COVID-19 outbreak, could result in the delay, curtailment or cancellation of future gas-fired power plant projects, thus decreasing the overall demand for our EPC services and adversely impacting the financial outlook for our power industry services business.

Intense global competition for engineering, procurement and construction contracts could reduce our market share.

The competitive landscape in the EPC services market for natural gas-fired power plants has changed significantly over the last few years. Several significant competitors announced their exit from the market for a variety of reasons. Others have announced intentions to avoid entering into fixed-price contracts citing the disproportionate financial risks born by contractors. However, the market remains dynamic, and competitors include multi-billion-dollar companies with thousands of employees. Competing effectively in our market requires substantial financial resources, the availability of skilled personnel and equipment when needed and the effective use of technology. Meaningful competition is expected to continue in our market, presenting us with significant challenges to our achieving strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges and win the award of new projects that provide desirable margins, we could lose market share to our competitors, experience overall reductions in future revenues and profits or incur losses.

Our revenues and profitability may be adversely affected by a reduced level of activity in the hydrocarbon industry.

Changes in oil or natural gas prices or activities in the hydrocarbon industry could adversely affect the demand for our services. The vast supplies of natural gas have caused, in part, low prices for natural gas in the US. Future predictions of power generation are based in large part on the belief that natural gas supplies will remain plentiful resulting in a relatively low and stable price for natural gas in the foreseeable future. However, future oil or natural gas prices that are too low may result in cutbacks in exploration, extraction and production activities which may lead to reductions in future supplies of natural gas.

In the past, there have been global price wars between certain of the world’s largest oil producers resulting in unexpected reductions in oil prices. A sustained depression in the price of oil may have the opposite effect on the future price of natural gas, which is often a by-product of oil drilling. The low price of oil could result in the curtailment of all drilling activities, thereby decreasing supplies of natural gas and increasing natural gas prices. A meaningful rise in natural gas prices, which could also be caused or exacerbated by the significant exporting of liquefied natural gas, may adversely impact the favorable economic factors for project owners as they consider the construction of natural gas-fired power plants in the future. Any reduction in the number of future power plant project construction or improvement opportunities could adversely affect our power industry service business.

The continuous rise in renewables could reduce the number of future gas-fired power plant projects.

The share of electricity generation in the US provided by utility-scale wind and solar photovoltaic facilities continues to rise impressively. Together, such power facilities provided approximately 8.0%, 8.8% and 10.6% of the total amount of electricity generated by utility-scale power facilities in 2018, 2019 and 2020, respectively. In EIA’s 2021 reference case, net electricity generation from all renewable power sources is expected to increase by more than 175%, representing over 42% of such generation, by 2050. Impetus for this growth has been provided by various factors including laws and regulations that discourage new fossil-fuel burning power plants, environmental activism, income tax advantages that promote the growth of wind and solar power, the decline in the costs of renewable power plant components and power storage, and the increase in the scale of energy storage capacity. Should the pace of development for renewable energy facilities, including wind and solar power plants, accelerate at faster rates than projected, the number of future natural gas-fired construction project opportunities for us may fall, which could adversely affect our future revenues, profits and cash flows.

The failure to obtain utility-scale renewable projects could have adverse effects on our growth.

As indicated above, the pace of new utility-scale power plant additions in the US is growing. The environmentalist opposition against coal-fired power generation has expanded meaningfully and effectively to target all fossil fuel energy projects, including power plants and pipelines, and has evolved into powerful support for renewable energy sources.

Despite our commitment to the construction of state-of-the-art, natural gas-fired power plants as important elements of our country’s electricity-generation mix in the future, we are directing a meaningful portion of our business development efforts to winning projects for the erection of utility-scale wind farms and solar fields and for the construction of other renewable energy projects. If we expect our power industry business to achieve sustained future growth, it is likely that such growth will depend, in a meaningful way, on our ability to capture a portion of the construction market for renewable power plants that is significant to us. We have successfully built utility-scale wind and solar farms, bio-mass fueled power plants and bio-diesel energy facilities in the past and we have renewed the pursuit of renewable energy projects that will complement our natural gas-fired EPC services projects as a core business development focus going forward. Failure to obtain future awards for the construction of renewable energy facilities, in particular the erection of wind and solar-powered utility-scale power projects, could have adverse effects on our future revenues, profits and cash flows.

Political opposition may lead to the delay or cancellation of gas-fired power plant projects.

Protests against fossil-fuel related energy projects continue to garner media attention and stir public skepticism about new projects resulting in delays due to onsite protest demonstrations, indecision by local officials and lawsuits. Currently, we have a pending project for the construction of a gas-fired power plant project where substantially all of the permits, approvals and other items necessary for the commencement of the project have been obtained by the project owner, including the securing of capacity auction payments. However, a financial close on project financing has not yet occurred. During this delay, opposition to the project has been voiced by various government officials and clean air advocates. We currently believe that the start of this project will occur during Fiscal 2022. Should the project owner cancel its plans to build this power plant due to the political opposition and/or its failure to secure the necessary project financing, the loss of this business will most likely have meaningful adverse effects on our revenues, operating profit and cash flows for Fiscal 2022.

Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased cost and potential losses.

Our business is also subject to international economic and political conditions that change for reasons which are beyond our control. Such changes may have unfavorable consequences for us. Operating in the international marketplace, which for us exists primarily in Ireland and the UK, may expose us to a number of risks including:

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

Our level of exposure to these risks will vary on each significant project we perform overseas, depending on the location and the particular stage of the project. To the extent that our international business is affected by unexpected and adverse foreign economic changes, including trade retaliation from certain countries, we may experience project disruptions and losses which could significantly reduce our consolidated revenues and profits, or could cause losses reflected at the consolidated level.

Risks Related to the Regulatory Environment

We are required to comply with environmental laws and regulations that may add unforeseen costs to our business.

Our operations are subject to compliance with federal, state and local environmental laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by hazardous substances. Certain environmental laws impose substantial penalties for non-compliance and others, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, impose strict, retroactive, and joint and several liability upon persons responsible for releases of hazardous substances. We continually evaluate whether we must take additional steps to ensure compliance with environmental laws, however, there can be no assurance that these requirements will not change and that compliance will not add costs to our projects that could adversely affect our operations in the future.

The election of President Biden may result in additional regulatory hurdles for fossil-fuel energy plants.

Perhaps the most significant developing headwind for future gas-fired power plant developments relates to the policies of newly elected President Joseph R. Biden, Jr. His plan to tackle climate change was described as the most ambitious of any mainstream presidential candidate. Mr. Biden has proposed to make the electricity production in the US carbon free by 2035 and to put the country on the path to achieve net zero carbon emissions by 2050. Since he has taken office, President Biden has caused the US to re-join the Paris climate agreement. He has denied permission for the Keystone Pipeline to cross the US-Canadian border. He has issued an executive order temporarily suspending new oil and gas leasing on federal lands. One additional element of his plan is to ban fracking on federal land. However, as about 90% of fracking occurs on state or private lands, the vast majority of fracking will be unaffected. There may be practical, political and legal hurdles in Mr. Biden’s path, but his election, in part, does represent an indication that public sentiment against fossil-fuel sourced energy is growing rapidly, which may create future obstacles for fossil fuel-based energy facility developers to obtain the permits necessary for the start of construction activities.

Future construction projects may depend on the continuing acceptability of the hydraulic fracturing process in certain states.

The viability of the gas-fired power plants that we build is based substantially on the availability of inexpensive natural gas supplies provided through the use of hydraulic fracturing (“fracking”) combined with horizontal drilling techniques. Certain technological advancements led to the widespread use of fracking and horizontal drilling enabling drillers to reach natural gas and oil deposits previously trapped within shale rock formations deep under the earth’s surface. The access to new oil and gas reserves has transformed the oil and gas industry in the US. In particular, the new supplies of natural gas have generally lowered the price of natural gas in the US and reduced its volatility, making the operation of natural gas-fired power plants more economically appealing. However, the process of fracking uses large volumes of highly pressurized water to break-up the shale rock formations and to free the trapped natural gas and oil. This process is controversial due to concerns about the disposal of the waste water, the possible contamination of nearby water supplies and the risk of potential seismic events.

Should future evidence confirm the concerns or should a major contamination or seismic episode occur in the future, the use of fracking may be suspended, limited, or curtailed by state and/or federal authorities. As a result, the supply of inexpensive natural gas may not be available in the future and the economic viability of gas-fired power plants may be jeopardized. A reduction in the pace of the construction of new gas-fired power plants would have a significantly adverse effect on our future operating results.

The inability of power project developers to receive or to avoid delay in receiving the applicable regulatory approvals relating to energy projects, including new natural gas pipelines, may result in lost or postponed revenues for us.

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

In particular, the viability of new natural gas-fired power plants depends on the availability of nearby sources of natural gas for fuel which may require the construction of new pipelines for the delivery of gas to a power plant location. A planned plant may also depend on the erection of transmission lines for the delivery of the newly generated electricity to the grid. Concerns about climate change have resulted in increased environmental activism that represents opposition to the regulatory approval of any fossil-fuel energy project. As a result, approval delays and public opposition to new oil and gas pipelines have become major potential hurdles for the developers of gas-fired power plants and other fossil fuel facilities. The slowdown in permitting processes is due, at least in part, to the increase in environmental activism that garners media attention and fosters public skepticism about new projects. In particular, pipeline projects are delayed by onsite protest demonstrations, indecision by local officials and lawsuits.

In July 2020, Dominion Energy and Duke Energy announced the abandonment of plans to complete the major Atlantic Coast Pipeline, ending a seven-year effort to build a 600-mile natural gas pipeline between West Virginia and eastern North Carolina, citing that the economic viability of the project was threatened by continuing delays and increasing cost uncertainty after a federal judge issued a ruling preventing the use of an accelerated construction permitting process. Although this recent pipeline cancellation decision is not expected to have any direct unfavorable effect on any of the pending projects awarded to GPS, other pipeline approval delays may jeopardize projects that are needed to bring supplies of natural gas to planned gas-fired power plant sites, thereby increasing the risk of future power plant project delays or cancellations. Other approval difficulties may challenge the addition of the necessary infrastructure to enable the transmission of electricity to the grid thereby increasing the risk of gas-fired power plant delays or cancellations.

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

Primarily, our business is performed under long-term, fixed price contracts at prices that reflect our estimates of corresponding costs and schedules. Inaccuracies in these estimates may lead to cost overruns that may not be paid by our project owner customers. If we fail to accurately estimate the resources required and time necessary to complete these types of contracts, or if we fail to complete these contracts within the costs and timeframes to which we have agreed, there could be material adverse impacts on our actual financial results, the accuracy of forecasted future results, as well as our business reputation.

Factors not discussed above that could result in contract cost overruns, project delays or other problems for us may include:

●	delays in the scheduled deliveries of machinery and equipment ordered by us or a project owner;
●	unanticipated technical problems, including design or engineering issues;
●	inadequate project execution tools for recording, tracking, forecasting and controlling future costs and schedules;
●	unforeseen increases in the costs of labor, warranties, raw materials, components or equipment, or our failure or inability to obtain resources when needed;
●	reliance on historical cost and/or execution data that is not representative of current conditions;
●	delays or productivity issues caused by weather conditions, or other forces majeure (i.e., pandemics);
●	incorrect assumptions related to labor productivity, scheduling estimates or future economic conditions, including the impacts of inflation on fixed-price contracts; and
●	modifications to projects that create unanticipated costs or delays.

These risks tend to be exacerbated for longer-term contracts because there is increased risk that the circumstances under which we based our original cost estimates or project schedules will change with a resulting increase in costs or delays in achieving scheduled milestones. In such events, our financial condition and results of operations could be negatively impacted. For example, most of our work on the TeesREP project in the UK was performed pursuant to a fixed-price subcontract. The loss incurred on the project by APC while it operated under the fixed-price arrangement was approximately $29.5 million.

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

Litigation can involve complex factual and legal questions, and proceedings may occur over several years. As a result, it is typically not possible to predict the likely outcome of legal actions with certainty, but it is likely that any significant lawsuit or other claim against us that involves lengthy legal maneuvering may have a material adverse effect on us regardless of the outcome. Any claim that is successfully asserted against us could result in our payment of significant sums for damages and other losses. Even if we were to prevail, any litigation may be costly and time-consuming, and would likely divert the attention of our management and key personnel from our business operations over multi-year periods. Either outcome may result in adverse effects on our financial condition, results of operations, cash flows and our reputation.

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

We may submit contract variations to project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. For example, in January 2019, we filed a lawsuit against a project owner for breach of contract and failure to remedy various conditions which negatively affected the schedule and costs associated with the construction of a gas-fired power plant. This matter remained unresolved at January 31, 2021. Variations occur due to matters such as owner-caused delays or changes from the initial project scope, both of which may result in additional costs. At times, contract variation submissions can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these differences will be fully resolved. When these types of events occur and unresolved matters are pending, we have used existing liquidity to cover cost overruns pending their resolution. The aggregate amount of contract variations included in the transaction prices that were used to determine project-to-date revenues for all of our projects at January 31, 2021, including variations claimed against our customer in the legal matter referenced above, was $16.6 million. A failure to promptly recover on these types of customer submissions could have a negative impact on our liquidity and profitability in the future.

The shortage of skilled craft labor may negatively impact our ability to execute on our long-term construction contracts.

If the anticipated decrease in the scope of the COVID-19 pandemic in the US, Ireland and the UK occurs during Fiscal 2022, increased infrastructure spending and general economic expansion may increase the demand for employees with the types of skills needed for the completion of our projects. There is a risk that our construction project schedules become unachievable or that labor expenses will increase unexpectedly as a result of a shortage in the supply of skilled personnel available to us. Labor shortages, productivity decreases or increased labor costs could impair our ability to maintain our business or grow our revenues. The inability to hire and retain qualified skilled employees in the future, including workers in the construction crafts, could negatively impact our ability to complete our long-term construction contracts successfully.

Our dependence upon third parties to complete many of our contracts may adversely affect our performance under current and future construction contracts.

Certain of the work performed under our energy plant construction contracts is actually performed by third-party subcontractors we hire. We also rely on third-party manufacturers or suppliers to provide much of the equipment and most of the materials (such as copper, concrete and steel) needed to complete our construction projects. If we are unable to hire qualified subcontractors or to find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be adversely impacted. If the price we are required to pay for subcontractors or equipment and supplies exceeds the corresponding amount that we have estimated, we may suffer a loss on the contract. If a supplier, manufacturer or subcontractor fails to provide supplies, equipment or services as required under a negotiated contract for any reason, we may be required to self-perform unexpected work or obtain these supplies, equipment or services on an expedited basis or at a higher price than anticipated from a substitute source, which could impact contract profitability in an adverse manner. Unresolved disputes with a subcontractor or supplier regarding the scope of work or performance may escalate, resulting in arbitration proceedings or legal actions (see Legal Proceedings in Item 3 below). Unfavorable outcomes of such disputes may also impact contract profitability in an adverse manner. In addition, if a subcontractor fails to pay its subcontractors, suppliers or employees, liens may be placed on our project requiring us to incur the costs of reimbursing such parties in order to have the liens removed or to commence litigation.

If we are unable to collect amounts billed to project owners as scheduled, our cash flows may be adversely affected.

Many of our contracts require us to satisfy specified design, engineering, procurement or construction milestones in order to receive payment for work completed or equipment or supplies procured prior to achievement of the applicable contract milestone. As a result, under these types of arrangements, we may incur significant costs or perform significant amounts of services prior to receipt of payment. If the project owner determines not to proceed with the completion of the project, terminates the contract, delays in making payment of billed amounts or defaults on its payment obligations, we may face delays or other difficulties in collecting payment of amounts due to us for the costs previously incurred or for the amounts previously expended to purchase equipment or supplies. The lawsuit that we filed in January 2019 as discussed above (see Notes 6 and 11 to the consolidated financial statements included in Part II, Item 8, of this 2021 Annual Report) seeks to compel a project owner to make payments to us for overdue outstanding invoices that were billed in accordance with the corresponding EPC contract. Such problems may impact the planned cash flows of affected projects and result in unanticipated reductions in the amounts of future cash flows from operations.

Failure to maintain safe work sites could result in significant losses as we work on projects that are inherently dangerous.

We often work on large-scale and complex projects, sometimes in geographically remote locations. Our project sites can place our employees and others near large and/or mechanized equipment, high voltage electrical equipment, moving vehicles, dangerous processes or highly regulated materials, and in challenging environments. Safety is a primary focus of our business and is critical to our reputation. Often, we are responsible for safety on the project sites where we work. Many of our customers require that we meet certain safety criteria to be eligible to bid on contracts. Further, regulatory changes implemented by OSHA or similar government agencies could impose additional costs on us. We maintain programs with the primary purpose of implementing effective health, safety and environmental procedures throughout our Company. Currently, our project managers are challenged with maintaining work sites and controlling employee behaviors to comply with requirements mandated by national, state and local health officials intended to minimize the spread of the COVID-19 virus. If we fail to implement appropriate safety procedures and/or if our procedures fail, our employees or others may suffer injuries or illness. The failure to comply with such procedures, client contracts or applicable regulations could subject us to losses and liability, and adversely impact our ability to complete awarded projects as planned or to obtain projects in the future. Our OSHA reportable incident rates, weighted by hours worked for all of our subsidiaries, were 0.55, 0.40 and 0.54 for calendars 2020, 2019 and 2018, respectively. Our actual rates were significantly better than the national averages in our industry (NAICS – 2379) for those years.

Future acquisitions and/or investments may not occur which could limit the growth of our business, and the integration of acquired companies may not be successful.

Argan is a holding company with current investments in GPS, APC, TRC and SMC. We want to make additional acquisitions and/or investments that would provide positive cash flow to us and value to our stockholders. However, additional companies meeting these criteria and that provide products and/or services in growth industries and that are available for purchase at attractive prices are difficult to find. Discussions with the principal(s) of potential acquisition targets may be protracted and ultimately terminated for a variety of reasons. Further, due diligence investigations of attractive target companies may uncover unfavorable data, and the negotiation and consummation of acquisition agreements may not be successful.

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

In general, we keep each of our subsidiary operations separate and distinct. However, we do attempt to integrate certain aspects to drive synergies and cost reductions. In the future, we may not be able to successfully integrate such acquired companies with our other operations without substantial costs, delays or other operational or financial problems including:

●	the diversion of management’s attention from other important operational or financial matters;
●	the inability to retain or maintain the focus of key personnel of acquired companies;
●	the discovery of previously unidentified project costs or other liabilities;
●	unforeseen difficulties encountered in the maintenance of uniform standards, controls, procedures and policies, including an effective system of internal control over financial reporting; and
●	impairment losses related to acquired goodwill and other intangible assets.

As discussed in Note 7 to the accompanying consolidated financial statements, circumstances have caused us to record impairment losses related to the goodwill of TRC during Fiscal 2020, Fiscal 2019 and Fiscal 2018 in the aggregate amount of $4.9 million, and related to the goodwill of APC in the amount of $2.1 million during Fiscal 2020. Since Fiscal 2016, the year that both APC and TRC were acquired, we have recorded impairment losses representing 34% of the goodwill amount originally established for TRC and 100% of the original amount of goodwill related to APC. The inability of either TRC or APC to sustain profitable operating results may adversely affect our future consolidated operating results, including gross profits, gross profit percentages and cash flows from operations and, in the case of TRC, may result in additional goodwill impairment losses.

Future acquisitions could result in issuances of equity securities that would reduce our stockholders’ ownership interests, the issuance of sizable amounts of debt and the incurrence of contingent liabilities. Further, we may conclude that the divestiture of a troubled business will satisfy the best interests of our stockholders. Any divesting transaction could result in a material loss for us.

In summary, integrating acquired companies may involves unique and significant risks. Our failure to overcome such risks could materially and adversely affect our business, financial condition and future results of operations, and could cause damage to our Company’s reputation.

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

Various privacy and security laws in the US and abroad, including the General Data Protection Regulation (“GDPR”) in the European Union (the “EU”), require us to protect sensitive and confidential information and data from disclosure and we are bound by our client and other contracts, as well as our own business practices, to protect confidential and proprietary information and data (whether it be ours or a third party’s information entrusted to us) from unauthorized disclosure. We believe that we have deployed industry-accepted security measures and technology to securely maintain confidential and proprietary information retained within our information systems, including compliance with GDPR specifically at APC. However, these measures and technology may not adequately prevent unanticipated security breaches. There can be no assurance that our efforts will prevent these threats. Further, as these security threats continue to evolve, we may be required to devote additional resources to protect, prevent, detect and respond against such threats. We do believe that our business represents a low value target for cyberterrorists as we are not a company in the high technology space and we do not maintain large files of sensitive or confidential personal information. However, we do maintain a cybersecurity insurance policy to help protect ourselves from various types of losses relating to computer security breaches.

While we were the victim of a social engineering event that resulted in the misappropriation of approximately $150,000 during Fiscal 2021, we report that we are unaware of any other significant security breaches at any of our business locations. We did receive proceeds from our cybersecurity insurance policy that offset a meaningful amount of this loss. Nonetheless, any significant breach of our information security in the future could damage our reputation, result in litigation and/or regulatory fines and penalties, or have other material adverse effects on our business, financial condition, results of operations or cash flows.

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

We may be subject to increased corporate taxes in the future.

We are subject to income taxes in the US and several foreign jurisdictions. A change in tax laws, treaties or regulations, or their interpretation, in any country in which we operate could result in higher tax rates required to be applied to our pre-tax earnings resulting in higher tax amounts. Before the election, President Biden released his comprehensive tax plan that includes an increase in the corporate income tax rate from 21% to 28%. It is generally expected that Mr. Biden will seek this increase at some point during his term. On the contrary, another feature of his plan doubles the Global Intangible Low Tax Income (“GILTI”) rate. GILTI is a federal tax provision that determines the amount of the current earnings of foreign subsidiaries that are included in the computation of the corporate tax of US parent companies. We have avoided this incremental taxation created by the Tax Cuts and Jobs Act (the “Tax Act”) because our foreign operations have incurred mostly losses since the enactment of the Tax Act in late 2017. However, GILTI may become meaningfully unfavorable to us if our operations in Ireland and the UK reach a sustained level of profitability (they were profitable for Fiscal 2021).

In summary, if tax reform is enacted during the term of the current administration that is similar to Mr. Biden’s plan, the federal taxes that we pay would most likely increase which would have an adverse effect on future consolidated net income amounts reported by us.

Certain of our tax positions may be successfully challenged by tax authorities which could result in additional income tax expense.

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

The Internal Revenue Service (the “IRS”) has concluded examinations of our amended federal consolidated tax returns for Fiscal 2016 and Fiscal 2017. During Fiscal 2019, we completed a detailed review of the activities of our engineering staff on major EPC services projects in order to identify and quantify the amounts of research and development tax credits that may be available to reduce prior year income taxes. This study focused on project costs incurred during the three-year period ended January 31, 2018. Based on a detailed review of the activities of our engineering staff on major EPC services projects in prior years, we identified and estimated significant amounts of income tax benefits that were not previously recognized in our operating results for any prior year reporting period. During Fiscal 2019, we recorded an income tax benefit in the net amount of $16.6 million related to the research and development tax credits, which was subsequently reduced by $0.4 million. The research and development tax credits were included in amendments to our consolidated federal income tax returns for Fiscal 2016 and Fiscal 2017, that were filed in January 2019, and our consolidated federal income tax return for Fiscal 2018, that was filed in November 2018.

In January 2021, we received a report from the IRS that documents its understanding of the facts, attempts to summarize our arguments in support of the claims and states its position which disagrees with our treatment of a substantial amount of the costs that support the research and development tax credit claims reflected in our amended tax returns for Fiscal 2016 and Fiscal 2017. After a careful review of the report, we have concluded that our arguments are sound and that the report does not present any new facts relating to the issues or make any new arguments that would cause us to make any adjustments to our accounting for the research and development tax credit claims as of January 31, 2021. We have formally protested the findings of the IRS examiner and intend to pursue our income tax position with the IRS through the established appeals process. In November 2020, the Company was notified by the IRS that it intends to examine our consolidated income tax return for Fiscal 2018, with an expressed focus on the research and development tax credit claimed therein. It is expected that by the time the appeals process commences, our protest will dispute the results of the examinations of the tax returns for all three years.

We have evaluated our income tax positions using the more-likely-than-not threshold in order to determine the amount of benefits to be recognized in the consolidated financial statements. We do not anticipate any significant changes to the net amount of the income tax benefits recorded for research and development tax credits claimed for Fiscal 2016 through Fiscal 2018. However, if negotiations with the IRS or legal decisions cause us to believe that our previously recognized tax positions no longer meet the more-likely-than-not threshold, the related benefit amounts will be derecognized in the first financial reporting period in which that threshold is no longer met, which could materially and adversely affect our future financial condition and operating results.

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

Revenues, costs and earnings of foreign subsidiaries with functional currencies other than the US dollar are translated into dollars for consolidated reporting purposes. Our monetary assets and liabilities denominated in foreign currencies are subject to currency fluctuations when measured period to period for financial reporting purposes. In addition, the US dollar value of APC’s project backlog may from time to time increase or decrease due to foreign currency volatility. The future amounts of revenues and earnings of foreign subsidiaries could be affected by foreign currency volatility. If the dollar depreciates against a foreign subsidiary’s non-US dollar functional currency, we will report greater consolidated revenues, earnings, net assets and backlog amounts in dollars than we would if the dollar appreciates against the same foreign currency or if there is no change in the exchange rate. During Fiscal 2021, the US dollar depreciated against the Euro, which is the functional currency of APC. During Fiscal 2020, the US dollar appreciated against the Euro. There can be no assurance that the dollar will not appreciate against the Euro in future reporting periods which would reduce the amounts of APC’s revenues, earnings and net assets included in our consolidated financial statements, and the reported amount of our project backlog.

We could be adversely affected by violations of the Foreign Corrupt Practices Act and similar anti-bribery laws.

The US Foreign Corrupt Practices Act, the UK Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to officials or others for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We may operate in parts of the world that have experienced corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may protect us but may conflict with local customs and practices. We train our personnel concerning anti-bribery laws and issues, and we also inform our partners, subcontractors, suppliers and others who work for us or on our behalf that they must comply with anti-bribery law requirements. We also have procedures and controls in place to monitor compliance.

While we believe that our policies and oversight in this area are strong, we cannot assure that our internal controls and procedures always will protect us from the possible reckless or criminal acts committed by our employees or others. If we are found to be liable for anti-bribery law violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others including our partners, subcontractors or suppliers), we could suffer from criminal or civil penalties or other sanctions, including contract cancellations or debarment, and loss of reputation, any of which could have a material adverse effect on our business. Litigation or investigations relating to alleged or suspected violations of anti-bribery laws, even if such litigation or investigations demonstrate ultimately that we did not violate anti-bribery laws, could be costly and could divert management’s attention away from other aspects of our business.

Our continued success requires us to retain and hire talented personnel.

During Fiscal 2020, we reached agreement with William F. Griffin, the co-founder of GPS, on the terms of the change in his role from Chief Executive Officer to Non-Executive Chairman of GPS, effective November 15, 2019. The change in Mr. Griffin’s role was an important step in the leadership transition that was planned to occur at GPS. Its Co-Presidents, Charles Collins IV and Terrence Trebilcock, have assumed policy-making leadership roles at GPS and are now included among our named executive officers. Mr. Griffin has continued to advise, to mentor, to support, and to engage in various key activities at GPS as needed. The change in role allowed Mr. Griffin to provide valuable guidance to APC’s management on the TeesREP project and other matters. In addition, Mr. Griffin remains a key contributing member of our Board of Directors. We believe that our future success is substantially dependent on the continued service and performance of the members of our current executive team and the senior management members of our businesses, including Messrs. Griffin, Collins and Trebilcock.

Undoubtedly, unforeseen future changes in our management will occur. Therefore, we cannot be certain that any key executive or manager will continue in such capacity while performing at a high level for any particular period of time, nor can we be certain that events will permit us to complete smooth management transitions should they occur. Our ability to operate productively and profitably, particularly in the power industry, is dependent on our ability to attract, employ, retain and train skilled personnel necessary to meet our future requirements. We cannot be certain that we will be able to maintain experienced management teams and adequately skilled groups of employees necessary to execute our long-term construction contracts successfully and to support our future growth strategy. The loss of key personnel, the inability to complete management transitions without significant loss of effectiveness, or the inability to hire and retain qualified employees in the future could negatively impact our ability to manage our business in the future.

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

As of January 31, 2021, the closing market price for a share of our common stock was $43.23. The average of the monthly closing prices for our common stock for Fiscal 2021 was $42.43 per share. During Fiscal 2021, the exercise of stock options by our employees and directors resulted in the issuance of 68,000 shares of our common stock at a weighted average purchase price of $24.17 per share. As of January 31, 2021, there were outstanding options to purchase 1,405,000 shares of our common stock at a weighted average purchase price of $44.17 per share, including 506,000 shares related to in-the-money exercisable stock options with a weighted average purchase price of $35.15 per share. Future exercises of options to purchase shares of common stock at prices below prevailing market prices may result in ownership dilution for current stockholders. Further, in April 2020, 2019 and 2018, we awarded performance-based restricted stock units to two senior executives covering up to an aggregate of 117,000 shares of common stock plus a number of shares to be determined based on the amount of cash dividends deemed paid on shares earned pursuant to the awards. The release of the stock restrictions will depend on the total shareholder return performance of the Company’s common stock measured against the performance of a peer-group of common stocks over three-year periods. The three-year period related to the first set of awards covering up to 36,000 shares terminates in April 2021. The number of shares of our common stock that will ultimately be issued in connection with the restricted stock awards is not known. Any issuance will result in the dilution of the stock ownership of current stockholders.

Our officers, directors and certain unaffiliated stockholders have substantial control over the Company.

As of January 31, 2021, our executive officers and directors as a group owned approximately 8.5% of our voting shares including an aggregate of 684,324 shares of common stock that may be purchased upon the exercise of stock options held by our executive officers and directors (and deemed exercisable at January 31, 2021), a total of 327,411 shares of common stock beneficially owned by Rainer H. Bosselmann (our chairman of the board and chief executive officer) and a total of 211,150 shares beneficially owned by William F. Griffin, (a co-founder of GPS and member of our board of directors). An additional 1.8% of the outstanding shares are controlled by Allen & Company entities (“Allen”). One of our independent directors is an officer of Allen. In addition, five (5) other stockholders owned approximately 36.7% of our shares in total as of December 31, 2020.

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

In April, July, October and December 2020, we made regular quarterly cash dividend payments in the amount of $0.25 per share of common stock. We also made special cash dividend payments in the amount of $1.00 per share of common stock in July and December 2020. During Fiscal 2020 and Fiscal 2019, the Company made regular quarterly cash dividend payments of $0.25 per share of common stock. We paid a regular annual dividend of $1.00 per share during Fiscal 2018, regular and special annual cash dividends of $0.70 and $0.30 per share, respectively, for a total of $1.00 per share during Fiscal 2017, a regular annual cash dividend in the amount of $0.70 per share during Fiscal 2016, and we paid special cash dividends during earlier years.

In summary, over the years since we began to pay cash dividends, the annual amount of such dividends has, in general, continued to increase. However, there can be no assurance that the evaluations of our board of directors will result in the payment of larger cash dividends, if any, in the future.

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

TRC leases an 18.77-acre industrial facility (79,774 square feet) in Winterville, North Carolina under a lease agreement with a term that has been extended to April 30, 2022. We expect to extend the term of this lease further on commercially acceptable terms prior to its current expiration date. The facility consists of three fabrication and warehouse buildings totaling 60,356 square feet, a 9,700 square foot maintenance shop, an office building (7,793 square feet) and a 1,925 square foot modular office building. The lessor of this arrangement is the founder and current chief executive officer of TRC, John Roberts. Effective April 1, 2016, based on third party market rent valuations, rent was set at $300,000 per annum payable in equal quarterly installments. TRC is responsible for normal repairs and maintenance, property taxes, utilities and insurance.

TRC also owns and occupies a one-story industrial fabrication and warehouse facility (90,000 square feet) containing approximately 5,400 square feet of office space and the underlying land (12.16 acres) in the City of Winterville, Pitt County, North Carolina.

APC owns and occupies a warehouse and ancillary offices that total 8,406 square feet in Nenagh, County Tipperary, in Ireland. The property occupies a site of approximately 1.97 acres and includes secure yards, industrial units and modern offices. APC also leases a townhouse structure in Dun Laoghaire, which is near Dublin and serves as the headquarters office. Previously, APC occupied this space under a lease with a former APC shareholder who sold the property to certain current and former executives at APC during Fiscal 2017. Effective January 1, 2017, a lease between APC and the new owners was executed with an initial term of 7 years. Based on two third-party market rent valuations, rent was set at approximately $60,700 per annum payable in equal quarterly installments. APC also leases office space in Derby, England, with a term that runs through August 2022 and an annual rent of approximately $52,650, and warehouse space in Billingham, England, with a term that runs through January 2025 and an annual rent of approximately $38,875.

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

ITEM 3. LEGAL PROCEEDINGS.

Included below and in Note 11 to the accompanying consolidated financial statements included in Item 8 of Part II of this 2021 Annual Report are discussions of the specific significant legal proceedings active at January 31, 2021. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material adverse effect on our consolidated financial statements.

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

With vigor, GPS intends to continue to assert its rights under the EPC contract with Exelon, to pursue the collection of amounts owed under the EPC contract and to defend itself against the allegations that GPS did not perform in accordance with the contract. During Fiscal 2021, most of the litigation activities of the legal teams was focused on the completion of discovery. The difficulties experienced by the legal teams in completing certain discovery activities, due in part to COVID-19 restrictions, resulted in the court granting extensions of the discovery period which is now closed for both parties. The next phase of the case is pre-trial preparations which we expect to begin later in Fiscal 2022.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our common stock trade under the symbol AGX on the New York Stock Exchange (the “NYSE”). As of April 12, 2021, we had approximately 59 stockholders of record.

Dividends

During Fiscal 2021, our board of directors declared and paid regular quarterly cash dividends of $0.25 per share and two special cash dividends of $1.00 per share, totaling $3.00 per share for the year. During Fiscal 2020 and Fiscal 2019, our board of directors declared and paid regular quarterly cash dividends of $0.25 per share, totaling $1.00 per share for each year.

The announcement of the most recent special dividend was accompanied by our statement expressing confidence in the future of our business and satisfaction with the opportunity to return a portion of our accumulated earnings to the stockholders during a year marked by the challenges presented by the COVID-19 pandemic. The statement cited our strong balance sheet with significant liquidity and no debt and the increased ramp-up of construction on the Guernsey Power Station, the largest project in our history.

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

Each quarter, our board of directors intends to evaluate the Company’s ongoing operational and financial performance in determining the amount of the regular dividend and any special dividend. There can be no assurance that these evaluations will result in the payment of cash dividends in the future.

Share Repurchase Program

As of January 31, 2021, management was authorized to purchase up to $25.0 million of our common stock under a share repurchase program announced on June 24, 2020. No shares have been purchased to date under this program that does not obligate us to acquire any specific number of shares. Under this program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Common Stock Price Performance Graph

The graph presented below compares the percentage change in the cumulative total stockholder return on our common stock for the last five years with the S&P 500, a broad market index, and the Dow Jones US Heavy Construction TSM Index, a group index of companies where their focus is limited primarily to heavy civil construction. The returns are calculated assuming that an investment with a value of $100 was made in our common stock and in each index at January 31, 2016, and that all dividends were reinvested in additional shares of common stock. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

	Years Ended January 31,
	2016	2017	2018	2019	2020	2021
Argan, Inc.	100.00	249.31	149.60	148.55	151.68	166.54
S&P 500	100.00	120.04	151.74	148.23	180.37	211.48
Dow Jones US Heavy Civil Construction TSM	100.00	143.14	156.78	123.13	141.95	182.17

Equity Compensation Plan Information

The Company’s board of directors may make awards under the 2011 Stock Plan (the “2011 Plan”) or the new 2020 Stock Plan (the “2020 Plan”) to officers, directors and key employees (together, the “Stock Plans”). In June 2011, the stockholders approved the adoption of the 2011 Plan including 500,000 shares of our common stock reserved for issuance thereunder. The stockholders approved a succession of amendments to the 2011 Plan in subsequent years increasing the number of shares of common stock reserved for issuance to 2,750,000. On June 23, 2020, the Company’s stockholders approved the adoption of the 2020 Plan, and the allocation of 500,000 shares of the Company’s common stock for issuance thereunder. The 2020 Plan will serve to replace the 2011 Plan; the Company’s authority to make awards pursuant to the 2011 Plan will expire on July 19, 2021.

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

The following table sets forth certain information, as of January 31, 2021, concerning securities authorized for issuance under options to purchase our common stock.

	Number of Securities	Weighted Average Exercise	Number of Securities
	Issuable under Outstanding	Price of Outstanding	Remaining Available for
	Options	Options	Future Issuance (1)
Equity Compensation Plans Approved by the Stockholders (2)	2,157,400	$44.17	634,832
Equity Compensation Plans Not Approved by the Stockholders	—	—	—
Totals	2,157,400	$44.17	634,832
(1)	Represents the number of shares of common stock reserved for future stock awards; excludes the number of securities reflected in the first column and the number of shares reserved for issuance under the outstanding restricted stock units (see the paragraph below).
(2)	Approved plans include the Company’s Stock Plans.

The number of issuable shares of our common stock under outstanding stock options presented in chart above does not include 117,000 shares of our common stock covered by awards of performance-based restricted stock units made to our CEO and CFO in April 2018, April 2019 and April 2020 pursuant to the terms of the 2011 Stock Plan. The release of the stock restrictions depends on the total return performance of our common stock measured against the performance of a peer-group of common stocks over three-year periods.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of January 31, 2021, and the results of their operations for Fiscal 2021 and Fiscal 2020, and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in Item 8 of this 2021 Annual Report.

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended January 31, 2020, that was filed with the SEC on April 14, 2020, for a discussion of financial trends, variance drivers and other significant matters for Fiscal 2020 as compared to Fiscal 2019.

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 7 and elsewhere in this Annual Report on Form 10-K that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. Our forward-looking statements, including those relating to the potential effects of the COVID 19 pandemic on our business, financial position and results of operations, are based on our current expectations and beliefs concerning future developments and their potential effects on us.

There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for existing operations and do not include the potential impact of any future acquisitions.

Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of this 2021 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Description

Argan is a holding company that conducts operations through its wholly-owned subsidiaries, GPS, APC, SMC and TRC. Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development, technical and consulting services to the power generation market, including the renewable energy sector, for a wide range of customers, including independent power project owners, public utilities, equipment suppliers and global energy plant construction firms. GPS and APC represent our power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southeast region of the US and that are based on its expertise in producing, delivering and installing fabricated steel components such as piping systems and pressure vessels. Through SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region of the US.

We intend to make additional opportunistic acquisitions and/or investments by identifying companies with significant potential for profitable growth and realizable synergies with one or more of our existing businesses. However, we may have more than one industrial focus depending on the opportunity. We expect that acquired companies will be maintained in separate subsidiaries that will be operated in a manner that best provides cash flows for the Company and value for our stockholders.

Overview

Operating Results

Consolidated revenues for Fiscal 2021 were $392.2 million, which represented an increase of $153.2 million, or 64.1%, from consolidated revenues of $239.0 million reported for Fiscal 2020.

The revenues of the power industry services segment increased by $183.6 million to $319.4 million for Fiscal 2021 from $135.7 million reported for Fiscal 2020. The revenues of this reportable segment of our business represented 81.4% of consolidated revenues for Fiscal 2021. For Fiscal 2020, the percentage share of consolidated revenues represented by this reportable segment was 56.8%. The industrial services business of TRC reported revenues of $65.3 million for Fiscal 2021. This amount represented a decrease of $29.4 million, or 31.0%, from revenues of $94.7 million reported by TRC for Fiscal 2020. Revenues provided by this reportable business segment represented 16.6% and 39.6% of corresponding consolidated revenues for Fiscal 2021 and Fiscal 2020, respectively.

Consolidated gross profit for Fiscal 2021 was $62.1 million, or 15.8% of the corresponding consolidated revenues, which reflected primarily the favorable impacts of the higher consolidated revenues and favorable contributions from all three reportable business segments. The significant subcontract loss incurred by APC in the amount of $33.6 million for Fiscal 2020 caused us to report a consolidated gross loss of $6.8 million for the year. The subcontract loss prompted us to record an impairment loss related to the goodwill of APC in the amount of $2.1 million last year as well. In addition, primarily due to reductions in the amounts of forecasted future revenues, we determined a goodwill impairment loss related to TRC in the amount of $2.8 million, which was recorded in Fiscal 2020.

Selling, general and administrative expenses for Fiscal 2021 and Fiscal 2020 were $39.0 million, or 10.0% of corresponding consolidated revenues, and $44.1 million, or 18.5% of corresponding consolidated revenues, respectively. Last year, this amount included the cost of maintaining core GPS staff during a period of low project activity whose time is typically charged to projects. Due significantly to the extremely low rates of return on amounts invested in cash equivalents and short-term investments during the current year, other income declined to $1.9 million for Fiscal 2021 from $8.1 million for Fiscal 2020 despite the increase in the amount of invested funds between years.

Due primarily to the consolidated pre-tax book income reported for Fiscal 2021 in the amount of $24.9 million, we reported income tax expense in the amount of $1.1 million for the year, which amount is net of the $4.4 million of net operating loss carryback benefit, substantially all of which was recorded in the first quarter of Fiscal 2021. The consolidated income tax benefit of $7.1 million for Fiscal 2020 related substantially to the loss before income taxes incurred last year.

For Fiscal 2021, our improved overall operating performance resulted in net income attributable to our stockholders in the amount of $23.9 million, or $1.51 per diluted share. Last year, due substantially to the subcontract loss recorded for the TeesREP project that is discussed below, we reported a net loss attributable to our stockholders in the amount of $42.7 million, or $2.73 per dilutive share.

The Guernsey Power Station

The primary drivers of our improved financial performance for Fiscal 2021 were the increasing revenues and steady gross margin contributions associated with the construction of the Guernsey Power Station. This project, which did not commence until the third quarter of Fiscal 2020, represented the major portion of our business for Fiscal 2021. Substantial completion of this major project is expected to occur during the second half of Fiscal 2023.

The Tees Renewable Energy Plant

In our Annual Report on Form 10-K for Fiscal 2019, we disclosed that APC was completing the mechanical installation of the boiler for a biomass-fired power plant under construction in the UK, the TeesREP project, and that the project had encountered significant operational and contractual challenges. The consolidated operating results for Fiscal 2019 reflected unfavorable gross profit adjustments related to this project. The accompanying disclosure explained that the construction project was behind the schedule originally established for the job and warned that the TeesREP project might continue to impact our consolidated operating results negatively until it reached completion.

During Fiscal 2020, APC’s estimates of the unfavorable financial impacts on forecasted costs of the numerous and unique difficulties on this particular project, including weather delays, inefficiencies due to unanticipated scope and design changes from preliminary plans, project task re-sequencing and various work interruptions, escalated substantially from the estimates prepared for the prior year-end. As a result, during Fiscal 2020, we recorded a loss related to this project in the amount of $33.6 million.

Near the end of Fiscal 2020, APC and its customer, the engineering, procurement and construction services contractor on the TeesREP project, agreed to amend operational and commercial terms for the completion of the project. At the time, this framework addressed the project schedule, payment terms, the scope of the remaining effort, performance guarantees and other terms and conditions for APC to reach substantial completion of its portion of the total project. Although this negotiation returned a meaningful amount of stability to the continuation of the project efforts, the amendment did not resolve significant past commercial differences.

Construction on the TeesREP project was suspended on March 24, 2020 due to the COVID-19 pandemic. At the time of the work suspension, APC had completed approximately 90% of its subcontracted work. In connection with resuming its efforts on the TeesREP project, APC entered into Amendment No. 2, covering new terms and conditions for completion of the installation of the boiler. This amendment represented a global settlement of past commercial differences with both parties making significant concessions, and converted the billing arrangement for the remaining work to a time-and-materials based scheme.

Despite the change to the billing arrangements, we treated Amendment No. 2 as a continuation of the original subcontract because the arrangement continued to represent a single performance obligation to our customer, the delivery of a complete functioning and integrated boiler, that was only partially satisfied when the modification to the subcontract occurred. The catch-up impact of the accounting for the modification of the subcontract plus gross margin earned in the second quarter, partially offset by project-related charges recorded by APC, resulted in a net improvement to consolidated gross profit for Fiscal 2021.

Earlier in Fiscal 2021, we also made changes in the operational and financial leadership at APC. The new management team is focused on completing the TeesREP project, reducing costs, limiting future commercial and project risks and achieving sustained profitability for the combined operations of APC. We believed that the APC leadership changes, our active management of this subcontract and the restructuring of the subcontract terms and conditions, as reflected in Amendment No. 2, would reduce the potential for future material loss on the TeesREP project.

In fact, during October 2020, APC and its customer agreed to additional contractual changes that effectively recognized APC’s completion of the single performance obligation, that eliminated any uncertainty regarding APC earning certain cost and schedule incentives included in Amendment No. 2 and established a time-and-materials contractual arrangement covering the additional works that are being requested by APC’s customer until completion of the power plant construction. APC thereby reduced the financial risks associated with the subcontract even further. The catch-up impact of the accounting for the new change to the subcontract plus the margin earned on the performance of construction activities during the third quarter resulted in additional net improvement to consolidated gross profit for Fiscal 2021.

The negotiated changes to the contractual arrangements for the TeesREP project and the redirected efforts of the top management of APC and the project team resulted in the reduction of the final amount of the loss incurred on the fixed-price portion of the TeesREP subcontract from $33.6 million to $29.5 million. The project activities being conducted by APC under the time and materials arrangement have been and continue to be profitable. The total amounts of accounts receivable and contract assets related to the TeesREP project and included in the consolidated balance sheets were $4.8 million as of January 31, 2021 and $19.2 million as of January 31, 2020.

Research and Development Tax Credits

During Fiscal 2019 and based on the results of a study of the activities of the engineering staff of GPS on major EPC services projects during the three-year period ended January 31, 2018, management identified and estimated significant amounts of income tax benefits that were not previously recognized in our operating results for any prior year reporting period. The net amount of the research and development tax credit benefits recognized during the fourth quarter of Fiscal 2019 was $16.6 million, which was subsequently reduced by $0.4 million. The amount of identified but unrecognized income tax benefits related to research and development tax credits as of January 31, 2021 was $5.0 million, for which we have established a liability for uncertain income tax return positions, most of which is included in accrued expenses. The research and development tax credits were included in amendments to our consolidated federal income tax returns for Fiscal 2016 and Fiscal 2017, that were filed in January 2019, and our consolidated federal income tax return for Fiscal 2018, that was filed in November 2018. Separate income tax return examinations by the IRS evolved into a simultaneously conducted examination of the research and development tax credits claimed by us for Fiscal 2016 and Fiscal 2017.

In January 2021, we received the final revenue agents report from the IRS that documents its understanding of the facts, attempts to summarize our arguments in support of the claims and states its position which disagrees with our treatment of a substantial amount of the costs that support our claims. After a careful review of the report, we concluded that our arguments are sound and that the report does not present any new facts relating to the issues or make any arguments that would cause us to make any adjustments to our accounting for the research and development tax credit claims as of January 31, 2021. We have formally protested the findings of the IRS examiner and intend to pursue our income tax position with the IRS through the established appeals process. We believe that the ultimate settlement of the income tax dispute will be resolved on a basis favorable to us.

In November 2020, we were notified by the IRS that it intends to examine the consolidated income tax return for Fiscal 2018, with a most likely focus on the research and development tax credit claimed therein. We believe that any resulting disagreement regarding our income taxes for Fiscal 2018 will be resolved on a basis favorable to us.

Engineering, Procurement and Construction Service Contracts

At January 31, 2021, the project backlog for the power industry services reporting segment was approximately $0.8 billion. The comparable backlog amount as of January 31, 2020 was approximately $1.3 billion. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects (project backlog is larger than the value of remaining unsatisfied performance obligations, or RUPO, on active contracts; see Note 4 to the accompanying consolidated financial statements). Cancellations or reductions may occur that would reduce project backlog and our expected future revenues.

Typically, we include the total value of EPC services and other major construction contracts in project backlog when we receive a corresponding notice to proceed from the project owner. However, we may include the value of an EPC services contract prior to the receipt of a notice to proceed if we believe that it is probable that the project will commence within a reasonable timeframe, among other factors. Projects that are awarded to us may remain included in our backlog for extended periods of time as customers experience project delays. For example, in March 2018, GPS entered into an EPC services contract to build a 500 MW natural gas-fired power plant that was added to project backlog at that time. However, due to customer delays including a grid connection dispute, contract activities have not yet started and we removed this project, the NTE Reidsville Energy Center, from backlog during Fiscal 2021.

A substantial amount of the project backlog amount at January 31, 2021 was represented by the Guernsey Power Station. The ramp-up of activity on this project since August 2019 has favorably impacted our consolidated operating results since then with its increasing revenues. Substantial completion of this project is currently scheduled to occur during the second half of Fiscal 2023.

In January 2020, GPS entered into an EPC services contract with Harrison Power, LLC (“Harrison Power”) to construct a 1,085 MW natural gas-fired power plant in the Village of Cadiz, Harrison County, Ohio. The project is being developed by EmberClear, the parent company of Harrison Power. On March 12, 2020, we announced that GPS had entered into an EPC services contract with NTE Connecticut, LLC to construct the Killingly Energy Center, a 650 MW natural gas-fired power plant, in Killingly, Connecticut. The facility is being developed by NTE Energy, LLC. We anticipate adding the value of each of these new contracts to project backlog at times closer to their financial close and expected start dates. We are cautiously optimistic that the start of construction activities for these projects will occur over the next twelve months. However, we cannot predict with certainty when the projects will commence. The start dates for construction are generally controlled by the project owners.

In May 2019, GPS entered into an EPC services contract to construct a 625 MW power plant in Harrison County, West Virginia. Caithness is partnered with ESC Harrison County Power, LLC to develop this project. As a limited notice to proceed with certain preliminary activities was received from the owner of this project at the time, the value of the contract was added to our project backlog. However, meaningful construction activities for the facility are not likely to begin until financial close is achieved which may not occur before January 31, 2022.

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

In March 2020, we announced that GPS had entered into an EPC services contract to construct the Brooke County Power plant, a 920 MW natural gas-fired power generation facility planned for Brooke County, West Virginia. The project owner announced cancellation of the project in October 2020, citing changing conditions in the energy and financial markets. The value of this project had not been added to our project backlog.

The aggregate rated electrical output amount for the natural gas-fired power plants for which we have signed EPC services contracts, including the Guernsey Power Station, is approximately 6.4 gigawatts with an aggregate initial contract value of approximately $3.0 billion and an aggregate unrealized contract value of approximately $2.7 billion as of January 31, 2021.

We have maintained that the delays in new business awards to GPS and the project construction starts of certain previously awarded projects relate to a variety of factors, especially in the northeast and mid-Atlantic regions of the US. Currently, we believe that the ability of the owners of fully developed gas-fired power plant projects to close on equity and permanent debt financing was challenged by uncertainty in the capital markets caused by multiple factors including delayed capacity auctions and mounting public and political opposition to fossil-fuel energy projects.

The recent announcement by the PJM of a new capacity auction schedule may remove a certain amount of uncertainty for project developers in forecasting future streams of revenues. The commencement of new EPC power plant projects may continue to be delayed until the visibility regarding future capacity revenue streams is restored by the future announcements of capacity prices in the PJM region.

However, other headwinds for future gas-fired power plant developments remain. Besides the downturn in the demand for electric power during the COVID-19 outbreak in the US that is referenced in the discussion below, factors to consider include an increase in the amount of power generating capacity provided by renewable energy assets, improvements and decreasing prices in renewable energy storage solutions, increased environmental activism and the results of the recent presidential election in the US.

Protests against fossil-fuel related energy projects continue to garner media attention and stir public skepticism about new projects resulting in delays due to onsite protest demonstrations, indecision by local officials and lawsuits. During Fiscal 2021, a natural gas-fired power plant that we had been awarded the EPC services contract to build, the Brooke County Power project, was canceled by its developer. Although changing market conditions were cited as important factors in the cancellation decision and despite strong local support for the project, the opposition by the governor of West Virginia was likely a factor in the declining enthusiasm for the project. Further, during Fiscal 2021, Dominion Energy and Duke Energy announced the abandonment of plans to complete the major Atlantic Coast Pipeline, ending a seven-year effort to build a 600-mile natural gas pipeline between West Virginia and eastern North Carolina, citing that the economic viability of the project was threatened by continuing delays and increasing cost uncertainty after a federal judge issued a ruling preventing the use of an accelerated construction permitting process. Although this recent pipeline cancellation decision is not expected to have any direct unfavorable effect on any of the pending projects awarded to GPS, other pipeline approval delays may jeopardize projects that are needed to bring supplies of natural gas to planned gas-fired power plant sites, thereby increasing the risk of future power plant project delays or cancellations.

Currently, we have a pending project for the construction of a gas-fired power plant project in Killingly, Connecticut. Although substantially all of the permits, approvals and other items necessary for the commencement of the project have been obtained by the project owner, including the securing of capacity auction payments, a financial close on project financing has not yet occurred. During this delay, opposition to the project has been voiced by various government officials and clean air advocates. We currently believe that the start of this project will occur during Fiscal 2022.

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

Perhaps the most significant uncertainty relates to the policies of Joseph R. Biden, Jr., our country’s new President. Mr. Biden is proposing to make the electricity production in the US carbon free by 2035 and to put the country on the path to achieve net zero carbon emissions by 2050. His plan to tackle climate change was described as the most ambitious of any mainstream presidential candidate yet. As he pledged during his presidential campaign, Mr. Biden caused the US to re-join the Paris Climate Agreement and he has cancelled the permit allowing the Keystone XL Pipeline to cross the border from Canada into the US. In addition, Mr. Biden ordered a pause on the US government entering into new oil and natural gas leases on public lands or offshore waters to the extent possible, the launch of a rigorous review of all existing leasing and permitting practices related to fossil fuel development on public lands and waters, and the identification of steps that can be taken to double renewable energy production from offshore wind by 2030.

Despite our commitment to the construction of state-of-the-art, natural gas-fired power plants as important elements of our country’s electricity-generation mix in the future, we are directing business development efforts to winning projects for the erection of utility-scale wind farms and solar fields and for the construction of other renewable energy projects. We have successfully completed these types of projects in the past and we are renewing efforts to obtain new work in the renewable power sector that will complement our natural gas-fired EPC services projects going forward. Recently, GPS began exclusive negotiations with the owners of several significant renewable projects for which we expect to begin EPC services contract activities during Fiscal 2022.

Market Outlook

The overall growth of our power business has been substantially based on the number of combined cycle gas-fired power plants built by us, as many coal-fired plants have been shut down. In 2010, coal-fired power plants accounted for about 45% of total electricity generation. By 2020, coal accounted for less than 20% of total electricity generation. On the other hand, natural-gas fired power plants provided approximately 40% of the electricity generated by utility-scale power plants in the US in 2020, representing an increase of 64% from the amount of electrical power generated by natural gas-fired power plants in 2010, which provided approximately 24% of net electricity generation for 2010. In the reference case of its Annual Energy Outlook 2021, the Energy Information Administration (“EIA”) projects that coal-fired generation will continue to decline through 2050, and will represent only 11% of the electricity generation mix by 2050. The projection for natural gas-fired plants is that they will supply 36% of the net electricity generation in the US for 2050.

During 2018 and for the first time in 12 years, the total annual amount of electricity generated by utility-scale facilities in the US surpassed the total amount generated in the peak power generation year of 2007 as the total amount of electricity generation was approximately 1% higher for 2018 than the level for 2007. For the reference-case, the EIA projects average increases to utility-scale electricity generation in the US of slightly less than 1% per year from 2021 through 2050.

However, for calendar year 2020, the total amount of electricity generated by utility-scale power plants declined by 2.9% due primarily to the adverse effects of the COVID-19 pandemic on the demand for power in the US. Long-term softness in the demand for electrical power in the US due to the lingering and adverse impacts of the COVID-19 outbreak, could result in the delay, curtailment or cancellation of future gas-fired power plant projects.

Further, the share of electricity generation provided by natural gas is particularly reactive in the short term to changing natural gas prices. The rise in natural gas prices, even for just the short term, could have adverse effects on the ability of independent power producers to obtain construction and permanent financing for new natural gas-fired power plants.

Undoubtedly, the long-term historic decline in the use of coal as a power source in the US has been caused, to a significant extent, by the plentiful supply of inexpensive natural gas which made it the fuel of choice for power plant developers over this period. However, the pace of these changes was energized by environmental activism and restrictive regulations targeting coal-fired power plants. Now, the environmentalist opposition against coal-fired power generation has expanded meaningfully and effectively to target all fossil fuel energy projects, including power plants and pipelines, and has evolved into powerful support for renewal energy sources.

The share of electricity generation in the US provided by utility-scale wind and solar photovoltaic facilities continues to rise meaningfully. Together, such power facilities provided approximately 8.0%, 8.8% and 10.6% of the total amount of electricity generated by utility-scale power facilities in 2018, 2019 and 2020, respectively. In EIA’s 2021 reference case, net electricity generation from all renewable power sources is expected to increase by more than 175%, representing over 42% of such generation, by 2050. Impetus for this growth is provided by public concerns about climate change and favorable economic factors. Environmental activism has resulted in the passage of laws and the establishment of regulations that discourage new fossil-fuel burning power plants and provide income tax advantages that promote the growth of wind and solar power. Declines in the amount of renewable power plant component and power storage costs and an increase in the scale of energy storage capacity have also occurred. Should the pace of development for renewable energy facilities, including wind and solar power plants, accelerate at faster rates than projected, the number of future natural gas-fired construction project opportunities may fall.

Over the next few years, EIA projects that new wind and photovoltaic solar capacity will continue to be added to the utility-scale power fleet in the US at a brisk pace substantially attributable to declining equipment costs and the availability of valuable tax credits. As these credits decline and then expire early in the next decade as currently scheduled, the wind capacity additions are expected to slow. Although the special tax incentives related to solar power also expire, the continuing decline in the cost of solar power equipment is predicted to sustain the growth of photovoltaic solar power generation facilities. Nonetheless, we believe that persistently low natural gas prices over the long-term, lower power plant operating costs, higher energy generating efficiencies and the maintenance of grid resiliency should sustain the demand for modern combined cycle gas-fired power plants in the future. Natural gas is relatively clean burning, cost-effective and reliable; its benefits as a source of power are compelling. We continue to believe that the future long-term prospects for natural gas-fired power plant construction remain generally favorable as natural gas continues to be the primary source for power generation in our country. New gas-fired power plants incorporate major advances in gas-fired turbine technologies that have provided increased power plant efficiencies while providing the quick starting capabilities and the reliability that are necessary to balance the inherent intermittencies of wind and solar powered energy plants.

It has been reported that renewables currently provide approximately 36% of electricity generation in California. Yet, last summer’s experience is that the increasing dependence on intermittent renewable energy sources, especially solar, is making it harder to ensure reliable power in California as millions of its residents lost power during a late summer heat wave. Analysis of the causes of the recent widespread power outages in Texas during a frigid stretch of weather is complex. The residents of Texas suffered as the severe cold froze wind turbines and the lack of sun diminished the power contributions of solar powered facilities. However, natural gas-fired power plants in Texas were forced offline as well primarily due to frozen well-site equipment and the decisions by regulators to prioritize natural gas for residential use, which caused interruptions to the supply of natural gas to the plants. However, in both states, the significant amount of renewable power capacity failed to rise to the occasion. A diversity lesson from both power crises may be that fossil-fuel electricity generation sources remain critical elements of the power generation mix in order to assure grid reliability and the avoidance of power outages.

Additionally, solar and wind energy plant developers continue to confront the problems caused by grid congestion, often unsuccessfully. Many of these projects have been canceled because renewable plants need to be sited where the resources are optimal, often in remote locations where the transmission systems are not robust. The costs associated with the necessary grid upgrades may be prohibitive. US offshore wind projects progress inconsistently, facing challenges in the areas of environmental and fishery impacts, grid connection and capability and federal permitting processes. Further, projects are confronted by shipping regulations in the US that may limit the ability of developers to replicate successful European construction and installation models.

Major advances in the safe combination of horizontal drilling techniques and hydraulic fracturing led to the boom in natural gas supplies which have been available generally at consistently low prices. The abundant availability of cheap, less carbon-intense and higher efficiency natural gas should continue to be a significant factor in the economic assessment of future power generation capacity additions although the pace of new opportunities emerging may be restrained and the starts of awarded EPC projects may be delayed. We believe that it is also important to note that the plans for two of our contracted natural gas-fired power plant projects include the adoption of integrated green hydrogen solution packages developed by a major gas turbine manufacturer. While the plants will initially burn natural gas alone, it is planned by the respective project owners that the plants will eventually burn a mixture of natural gas and green hydrogen, thereby establishing power-generation flexibility for these plants.

We believe this is a winning combination that provides inexpensive and efficient power, enhances grid reliability and addresses the clean-air concerns of environmentalists. The building of state-of-the-art power plants with flex-fuel capability replaces coal-fired power plants in the short term with relatively clean gas-fired electricity generation. Further, such additions to the power generation fleet provide the potential for the plants to burn 100% green hydrogen gas, which would provide both base load power and long duration backup power, when the sun is not shining and the wind is not blowing, for extended periods of time and without harmful air emissions.

We are committed to the rational pursuit of new construction projects and the future growth of our revenues. This may result in our decision to make investments in the development and/or ownership of new projects. Because we believe in the strength of our balance sheet, we are willing to consider certain opportunities that include reasonable and manageable risks in order to assure the award of the related EPC services contracts to us. The competitive landscape in the EPC services market for natural gas-fired power plant construction has changed significantly over the last several years. While the market remains dynamic, we are moving into an era where there may be fewer competitors for new gas-fired power plant EPC services project opportunities. Several major competitors have exited the market for a variety of reasons or have been acquired. Others have announced intentions to avoid entering into fixed-price contracts.

Nonetheless, the competition for new utility-scale gas-fired power plant construction opportunities is fierce and still includes global firms like Kiewit Corporation and Bechtel Corporation.

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

Confidence in our financial strength and the prospects for our business going forward prompted our board of directors to declare and to pay two special cash dividends during Fiscal 2021 in the amount of $1.00 per share each (see Note 15 to the accompanying consolidated financial statements) and to authorize the use of $25.0 million to repurchase shares of our common stock (see Item 5 in Part II of this 2021 Annual Report).

Comparison of the Results of Operations for the Years Ended January 31, 2021 and 2020

We reported net income attributable to our stockholders of $23.9 million, or $1.51 per share, for Fiscal 2021. For the prior year, we reported net loss of $42.7 million, or $2.73 per diluted share. The following schedule compares our operating results for Fiscal 2021 and Fiscal 2020 (dollars in thousands).

	Years Ended January 31,
	2021	2020	$ Change	% Change
REVENUES
Power industry services	$319,353	$135,729	$183,624	135.3%
Industrial fabrication and field services	65,263	94,682	(29,419)	(31.1)
Telecommunications infrastructure services	7,590	8,586	(996)	(11.6)
Revenues	392,206	238,997	153,209	64.1
COST OF REVENUES
Power industry services	266,993	152,854	114,139	74.7
Industrial fabrication and field services	57,257	85,859	(28,602)	(33.3)
Telecommunications infrastructure services	5,889	7,104	(1,215)	(17.1)
Cost of revenues	330,139	245,817	84,322	34.3
GROSS PROFIT (LOSS)	62,067	(6,820)	68,887	NM
Selling, general and administrative expenses	39,041	44,125	(5,084)	(11.5)
Impairment losses	—	4,895	(4,895)	(100.0)
INCOME (LOSS) FROM OPERATIONS	23,026	(55,840)	78,866	NM
Other income, net	1,859	8,075	(6,216)	(77.0)
INCOME (LOSS) BEFORE INCOME TAXES	24,885	(47,765)	72,650	NM
Income tax (expense) benefit	(1,074)	7,053	(8,127)	NM
NET INCOME (LOSS)	23,811	(40,712)	64,523	NM
Net (loss) income attributable to non-controlling interests	(40)	1,977	(2,017)	NM
NET INCOME (LOSS) ATTRIBUTABLE TO
THE STOCKHOLDERS OF ARGAN, INC.	$23,851	$(42,689)	$66,540	NM

NM – Not meaningful.

Revenues

Power Industry Services

The revenues of the power industry services business increased by 135.3%, or $183.7 million, to $319.4 million for Fiscal 2021 compared with revenues of $135.7 million for Fiscal 2020. The revenues of this business represented 81.4% of consolidated revenues for Fiscal 2021 and 56.8% of consolidated revenues for the prior year. The primary driver for the improved performance by this reportable segment for the current year was the increasing revenues associated with the construction of the Guernsey Power Station, which did not commence until the third quarter last year.

Revenues related to this project represented 67.3% and 21.9% of corresponding consolidated revenues for Fiscal 2021 and Fiscal 2020, respectively. GPS reached substantial completion on four gas-fired power plant projects late in Fiscal 2019 and concluded activities on a fifth gas-fired power plant early in Fiscal 2020. As a result, the revenues of GPS were significantly reduced for most of Fiscal 2020, before project activities for our major current project in Ohio began.

The revenues of the combined business of APC declined by about 22.0% in Fiscal 2021 from the amount of revenues recognized for Fiscal 2020, which represented the majority of revenues for this segment last year. The amount of the revenues of APC for Fiscal 2021 were adversely affected, to a certain degree, by a suspension of work on the TeesREP project and the postponement of Irish works in response to the COVID-19 pandemic during the current year. More significantly, both the construction of the gas-fired power plant in Spalding, England, and the refurbishment of the turbines for the Moneypoint Power Station in Ireland were completed by APC during Fiscal 2020, and there was a gradual decline in the level of APC’s required activities on the TeesREP project during Fiscal 2021.

Industrial Fabrication and Field Services

The revenues of industrial fabrication and field services (representing the business of TRC) decreased by $29.4 million, or 31.0%, to $65.3 million for Fiscal 2021, providing 16.6% of consolidated revenues for Fiscal 2021. Revenues of TRC for Fiscal 2020 represented approximately 39.6% of corresponding consolidated revenues last year. New project awards have increased TRC’s project backlog to approximately $54.0 million as of January 31, 2021 from $14.0 million at the beginning of Fiscal 2021. However, a corresponding ramp-up of revenues has not yet occurred as the start-ups of field service projects in particular have been delayed by customers attributable, in part, to the impacts of COVID-19 on their operations.

Telecommunications Infrastructure Services

The revenues of this business segment (representing the business of SMC) were $7.6 million for Fiscal 2021 compared with revenues of $8.6 million for Fiscal 2020.

Cost of Revenues

Due primarily to the increase in consolidated revenues for Fiscal 2021 compared with revenues for Fiscal 2020, consolidated cost of revenues also increased. These costs were $330.1 million and $245.8 million for Fiscal 2021 and Fiscal 2020, respectively. Despite the increase in costs, we reported a gross profit for Fiscal 2021 in the amount of $62.1 million, an increase of $68.9 million from the gross loss amount for Fiscal 2020. The gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments for Fiscal 2021 were 16.4%, 12.3% and 22.4%, respectively.

The gross loss for Fiscal 2020 in the amount of $6.8 million reflected the amount of subcontract loss, $33.6 million, that was recorded for the TeesREP project last year. Excluding the loss from the calculations, the pro forma gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments for Fiscal 2020 were 17.3%, 9.3% and 17.3%, respectively.

The negotiated changes to the contractual arrangements for the TeesREP project and the redirected efforts of the top management of APC and the project team resulted in the reduction of the final amount of the loss incurred on the fixed-price portion of the subcontract from $33.6 million to $29.5 million during Fiscal 2021. The project activities being conducted by APC under the time and materials arrangement have been and continue to be profitable.

Selling, General and Administrative Expenses

These costs were $39.0 million and $44.1 million for Fiscal 2021 and Fiscal 2020, respectively, representing 10.0% and 18.5% of consolidated revenues for the corresponding periods, respectively. As disclosed earlier during Fiscal 2021, we expected these costs, expressed as a percentage of corresponding revenues, to trend downward throughout the year, primarily driven by the expected increase in consolidated revenues over the same period. The reduction in actual costs between the years was due primarily to the increased utilization of staff by GPS on its projects, reductions in the amounts of travel and the corresponding costs, and certain reductions in staff and the corresponding salaries and benefit costs at GPS, TRC and APC during Fiscal 2021, partially offset by an increase in compensation related to stock awards between years.

Impairment Losses

We did not record any goodwill or other intangible asset impairment losses during Fiscal 2021. An impairment loss was recorded during Fiscal 2020 related to the goodwill of TRC in the amount of $2.8 million. Drivers for the impairment loss recorded in Fiscal 2020 included a reduction in forecasted revenues, increased working capital requirements, reduced profit margins and appropriate changes to certain statistical factors. Additionally, we considered the magnitude of the contract loss related to the TeesREP project during the first quarter of Fiscal 2020 to be an event triggering a re-assessment of the goodwill of APC which resulted in our conclusion that the remaining value was impaired. Accordingly, an impairment loss was recorded in April 2019 in the amount of $2.1 million.

Other Income

For Fiscal 2021 and Fiscal 2020, the net amounts of other income were $1.9 million and $8.1 million, respectively, which represented a reduction of 76.5% between the comparable periods. Although the aggregate amount of invested funds has increased between the comparable periods, the significant decline in interest rates that occurred during Fiscal 2021 had a meaningfully adverse effect on the returns earned on our temporarily invested funds. Other income for Fiscal 2020 did include a pre-tax gain of $2.2 million recorded by the consolidated variable interest entity in connection with the grant of a utility easement at the planned site of a new gas-fired power plant. This gain was also reflected in the amount of net income attributable to non-controlling interests for Fiscal 2020.

Income Taxes

We recorded income tax expense for Fiscal 2021 in the net amount of approximately $1.1 million due to our reporting pre-tax income for financial reporting purposes in the amount of $24.9 million for the year. Our tax expense was substantially reduced by the net operating loss (“NOL”) carryback benefit in the approximate amount of $4.4 million that is discussed in the following paragraph.

In a response to the COVID-19 health crisis, the US Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) that was signed into law on March 27, 2020. This wide-ranging legislation was enacted as an emergency economic stimulus package including spending and tax breaks aimed at strengthening the US economy and funding a nationwide effort to curtail the effects of the outbreak of COVID-19. The CARES Act provided opportunities for taxpayers to evaluate their recent year income tax returns in order to identify potential tax refunds. One such area is the utilization of NOLs. The tax changes of the CARES Act temporarily suspended the limitations on the future utilization of certain NOLs and re-established a carryback period for certain losses to five years. The losses eligible for carryback under the CARES Act include our consolidated NOL for Fiscal 2020, which was approximately $39.5 million. With the filing of our consolidated federal income tax return for Fiscal 2020, we elected to apply the NOL against our taxable income for the years ended January 31, 2015, 2016 and 2017. The carryback provides a favorable rate benefit for us as the loss, which was incurred in a year where the statutory federal tax rate was 21%, will be carried back to tax years where the tax rate was higher.

Our annual effective income tax rate for Fiscal 2021 was 4.3%. This tax rate differs favorably from the statutory federal tax rate of 21% due primarily to the effect of the NOL carryback discussed above offset partially by permanent differences.

We recorded an income tax benefit for Fiscal 2020 in the amount of approximately $7.1 million related substantially to the loss before income taxes incurred for the year. We did not record any income tax benefit related to the net loss reported by the subsidiary operations of APC located in the UK for Fiscal 2020 due to our expectation at that time that only a minimal portion of the benefit would be realized in future years. A portion of this income tax benefit was recorded during Fiscal 2021 due to the unanticipated profitable operations of this business unit for the year. The income tax benefit for Fiscal 2020 does reflect the unfavorable expected effects of state income taxes and permanent differences associated with nondeductible travel and entertainment expenses, certain nondeductible executive compensation expense and the goodwill impairment losses.

Liquidity and Capital Resources as of January 31, 2021

At January 31, 2021 and 2020, our balances of cash and cash equivalents were $366.7 million and $167.4 million, respectively. Our working capital decreased by $7.6 million to $270.1 million as of January 31, 2021 from $277.7 million as of January 31, 2020 due primarily to the net income earned during Fiscal 2021 and attributable to the stockholders of Argan.

The net amount of cash provided by operating activities for Fiscal 2021 was $174.7 million. Our net income for Fiscal 2021, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $41.5 million. The sources of cash from operations for Fiscal 2021 also included a temporary increase in the balance of contract liabilities associated with the early phases of construction activities on projects of GPS and TRC in the amount of $99.4 million. A reduction in the balances of accounts receivable and contract assets, primarily at the TRC and APC operations, provided cash in the amounts of $8.5 million and $6.7 million, respectively. In addition, the combined level of accounts payable and accrued expenses increased by $31.4 million during Fiscal 2021, a source of cash for the year.

As discussed above, our income tax accounting for Fiscal 2021 reflects an entry to record the carryback of our net operating loss incurred for Fiscal 2020 to prior income tax years. The loss carryback should result in a refund of federal income taxes in the amount of $12.7 million. This tax refund receivable has been included in the balance of other current assets as of January 31, 2021, which was the primary cause of the increase in this balance of $12.8 million during the year, which represents a use of cash.

Primary sources of cash for Fiscal 2021 were the net maturities of short-term investments, certificates of deposit issued by the Bank, in the amount of $70.0 million. Non-operating activities used cash during Fiscal 2021, including the payment of regular and special cash dividends in the total amount of $47.0 million. During Fiscal 2021, capital expenditures were reduced by approximately 76.1% to $1.7 million from a capital expenditures amount of $7.1 million for Fiscal 2020. Partially offsetting these uses of cash, we received cash proceeds related to the exercise of stock options during Fiscal 2021 in the amount of $1.6 million. As of January 31, 2021, there were no restrictions with respect to inter-company payments between GPS, TRC, APC, SMC and the holding company.

During Fiscal 2020, our balance of cash and cash equivalents increased by $3.1 million to $167.4 million while our working capital decreased by $57.3 million to $277.7 million as of January 31, 2020 from $335.0 million as of January 31, 2019, due primarily to the loss incurred and recorded on the TeesREP project during Fiscal 2020.

The net amount of cash provided by operating activities for Fiscal 2020 was $53.6 million. Our net loss for Fiscal 2020, offset partially by the favorable adjustments related to non-cash income and expense items, represented a use of cash in the total amount of $33.8 million. We also used cash during Fiscal 2020 in the amount of $3.3 million to reduce the level of accounts payable, accrued expenses and lease liabilities. However, these uses of cash were more than offset by the temporary $64.3 million increase in the balance of contract liabilities during Fiscal 2020, a substantial source of cash. In addition, the balance of contract assets declined during Fiscal 2020, due primarily to decreases in the amounts of revenues recognized in excess of amounts billed on projects in the UK and Ireland, representing a source of cash in the amount of $25.0 million.

With the net cash provided by operations and proceeds from the net maturities of short-term investments, we purchased new certificates of deposit issued by our Bank, in the aggregate amount of $195.0 million. Cash proceeds in the amount of $1.6 million were received from the exercise of stock options during Fiscal 2020. Non-operating activities used cash during Fiscal 2020 including payments for quarterly cash dividends in the total amount of $15.6 million and capital expenditures in the amount of $7.1 million.

At January 31, 2021, most of our balance of cash and cash equivalents was invested in government and prime money market funds with most of their total assets invested in cash, US Treasury obligations and repurchase agreements secured by US Treasury obligations. The major portion of our domestic operating bank account balances are maintained with the Bank. We do maintain certain Euro-based bank accounts in the Ireland and certain pound sterling-based bank accounts in the UK in support of the operations of APC.

Our Credit Agreement, which expires on May 31, 2021, includes the following features, among others: a lending commitment of $50.0 million including a revolving loan with interest at the 30-day LIBOR plus 2.0%, and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions (the “Credit Agreement”). We may use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business as defined by the Bank. At January 31, 2021, we had $1.8 million of outstanding letters of credit issued under the Credit Agreement. Additionally, in connection with the current project development activities of the VIE, the Bank issued a letter of credit, outside the scope of the Credit Agreement, in the approximate amount of $3.4 million for which the Company has provided cash collateral.

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement requires that we comply with certain financial covenants at our fiscal year-end and at each fiscal quarter-end, and includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. At January 31, 2021 and 2020, we were compliant with the financial covenants of the Credit Agreement. We expect that we will complete the negotiation of either an extension or replacement agreement prior to the current expiration date of the Credit Agreement.

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

As of January 31, 2021, the revenue value of the Company’s unsatisfied bonded performance obligations was less than the value of RUPO disclosed in Note 4 to the accompanying consolidated financial statements. In addition, as of January 31, 2021, there were bonds outstanding in the aggregate amount of approximately $43.0 million covering other risks including warranty obligations related to projects completed by GPS; these bonds expire at various dates over the next sixteen months.

When sufficient information about claims related to our performance on projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such guaranteed losses. As our subsidiaries are wholly-owned, any actual liability related to contract performance is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. Any amounts that we may be required to pay in excess of the estimated costs to complete contracts in progress as of January 31, 2021 are not estimable.

We have also provided a financial guarantee on behalf of GPS to an original equipment manufacturer in the amount of $3.6 million to support project developmental efforts.

We believe that cash on hand, cash that will be provided from the maturities of short-term investments and cash generated from our future operations, with or without funds available under our line of credit, will be adequate to meet our general business needs in the foreseeable future. For Fiscal 2021, to assure an optimum level of liquidity during an uncertain Fiscal 2021 and to mitigate the market risks represented by the COVID-19 pandemic, management decided to temporarily maintain larger balances of cash and cash equivalents relative to short-term investments with minimal opportunity cost.

In general, we maintain significant liquid capital in our balance sheet to ensure our the maintenance of our bonding capacity and to provide parent company performance guarantees for EPC and other construction projects. Any future acquisitions, or other significant unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all.

Contractual Obligations

Contractual obligations outstanding as of January 31, 2021 are summarized below (dollars in thousands):

	Amount of Commitment Expiration per Period
	Less Than	Over 5	Total	Over 5
Contractual Obligations	One Year	2-3 Years	4-5 Years	Years	Commitment
Operating leases	$2,185	$1,166	$112	$—	$3,463
Purchase commitments (1)	1,323	154	21	—	1,498
Other noncurrent liabilities (2)	419	1,058	1,313	435	3,225
Totals	$3,927	$2,378	$1,446	$435	$8,186
(1)	Amounts represent primarily service arrangements. Commitments pursuant to purchase orders and subcontracts related to construction contracts are not included as such amounts are expected to be funded under contract billings. We have no significant obligation for materials or subcontract services beyond those required to complete contracts awarded to us.
(2)	Amounts represent primarily estimated deferred compensation payments.

Special Purpose Entities

As is common in our industry, EPC contractors and third parties form joint ventures, limited partnerships and limited liability companies for purposes of executing a project or program for a project owner. These teaming arrangements are typically dissolved upon completion of the project or program.

In addition, we may obtain interests in VIEs formed by its owners for a specific purpose. The evaluation of whether such interests represent our financial control of a VIE requires analysis and judgement. We concluded that we are the primary beneficiary of a VIE formed by an independent firm for the purpose of developing a natural gas-fired power plant in Virginia. As a result, the VIE is included in our consolidated financial statements until we determine that our financial control of the entity has passed to another party. Pursuant to agreements negotiated with the developer, we have lent funds to the VIE to cover certain costs of the project development effort. The development phase activities of the VIE are focused on 1) obtaining the necessary permits to build and operate the power plant, 2) completing arrangements to connect the power plant to the fuel supply and the electricity grid, 3) engaging energy plant operators in negotiations for the purchase of project ownership interests, and 4) securing permanent financing for the project.

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

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

The following table presents the determinations of EBITDA for Fiscal 2021 and Fiscal 2020, respectively (amounts in thousands).

	2021	2020
Net income (loss), as reported	$23,811	$(40,712)
Income tax expense (benefit)	1,074	(7,053)
Depreciation	3,715	3,513
Amortization of purchased intangible assets	904	1,136
EBITDA	29,504	(43,116)
EBITDA of non-controlling interests	(40)	1,977
EBITDA attributable to the stockholders of Argan, Inc.	$29,544	$(45,093)

As we believe that our net cash flow provided by or used in operations is the most directly comparable performance measure determined in accordance with accounting principles generally accepted in the US (“US GAAP”), the following table reconciles the amounts of EBITDA for the applicable years, as presented above, to the corresponding amounts of net cash flows provided by operating activities that are presented in our consolidated statements of cash flows for Fiscal 2021 and Fiscal 2020 (amounts in thousands).

	2021	2020
EBITDA	$29,504	$(43,116)
Current income tax benefit	6,571	413
Stock option compensation expense	2,938	2,131
Impairment losses	—	4,895
Other non-cash items	2,461	1,893
Decrease (increase) in accounts receivable	8,463	(1,038)
(Increase) decrease in other assets	(12,800)	2,357
Increase (decrease) in accounts payable and accrued expenses	31,442	(3,284)
Change in contracts in progress, net	106,101	89,314
Net cash provided by operating activities	$174,680	$53,565

We believe that EBITDA is a meaningful presentation that enables us to assess and compare our operating cash flow performance on a consistent basis by removing from our operating results the impacts of our capital structure, the effects of the accounting methods used to compute depreciation and amortization and the effects of operating in different income tax jurisdictions. Further, we believe that EBITDA is widely used by investors and analysts as a measure of performance. However, as EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), we do not believe that this measure should be considered in isolation from, or as a substitute for, the results of our operations presented in accordance with US GAAP that are included in our consolidated financial statements. In addition, our EBITDA does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs.

Critical Accounting Policies

We consider the accounting policies discussed below related to revenue recognition on long-term construction contracts; income tax reporting; the valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee stock awards; and the accounting and financial reporting associated with any significant claims or legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for special purpose entities including variable interest entities.

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

Central to accounting for revenues from contracts with customers is a five-step revenue recognition model that requires reporting entities to:

1.	Identify the contract,
2.	Identify the performance obligations of the contract,
3.	Determine the transaction price of the contract,
4.	Allocate the transaction price to the performance obligations, and
5.	Recognize revenue.

The guidance focuses on the transfer of the control of the goods and/or services to the customer, as opposed to the transfer of risk and rewards. Major provisions cover the determination of which goods and services are distinct and represent separate performance obligations, the appropriate treatment of variable consideration, and the evaluation of whether revenues should be recognized at a point in time or over time. In general, application of the new rules requires us to make important judgements and meaningful estimates that may have significant impact on the amounts of revenues recognized by us for any reporting period.

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

Actual costs may vary from the costs we estimate. Variations from estimated contract costs, along with other risks inherent in fixed-price contracts, may result in actual revenues and gross profits differing from those we estimate and could result in losses on projects or other significant unfavorable impacts on our operating results for any fiscal quarter or year. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined, without regard to the percentage of completion. At the end of the first quarter of Fiscal 2020, we realized that the previous estimates made regarding costs to complete the APC project were understated based on the receipt of subsequent information. Management concluded that the costs for APC to complete the work that remained for the project would exceed projected revenues by approximately $27.6 million. By January 31, 2020, the estimated loss amount had been increased to $33.6 million. The negotiated changes to the contractual arrangements for the TeesREP Project and the redirected efforts of the top management of APC and the project team resulted in the reduction of the final amount of the loss incurred on the fixed-price portion of the TeesREP subcontract from $33.6 million to $29.5 million. This amount of expected loss on the project has been reflected in our consolidated financial statements as of January 31, 2021.

Crucial to the compliance with the new standard for revenue recognition is the identification of the promises made to the customer by us that are included in the contract. If a promise is distinct, as that concept is defined in the accounting standard, it represents a separate performance obligation. Contracts may have multiple performance obligations. The amounts of revenue associated with each promise are recognized when, or as, the performance obligations are satisfied. However, complex contracts may include only one performance obligation if the multiple promises are not distinct within the context of the contract. For example, if the promises that could be considered distinct are interrelated or require us to perform integration so that the customer receives a complete product, the contract is considered to include only one performance obligation. Most of our long-term contracts have a single performance obligation as the promises to transfer individual goods or services are not separately identifiable from other promises within the context of the contract. Our EPC contracts require us to deliver a complete and functioning power plant, not just functioning components.

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

Contract results may be impacted by estimates of the amounts of contract variations that we expect to receive. The effects of any resulting revisions to revenues and estimated costs can be determined at any time and they could be material. As of January 31, 2021, the aggregate amount of contract variations reflected in estimated transaction prices was $16.6 million.

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

At the outset of each of the Company’s contracts, the potential amounts of liquidated damages typically are not subtracted, from the transaction price as the Company believes that it has included activities in its contract plan, and has reflected the associated costs in its forecasts of completed contract costs, that will be effective in preventing such damages. Of course, circumstances may change as the Company executes the corresponding contract. The transaction price is reduced by an applicable amount when the Company no longer considers it probable that a future reversal of revenues will not occur when the matter is resolved. In general, we consider potential liquidated damages, the costs of other related items and potential mitigating factors in determining the estimates of forecasted revenues and the adequacy of our estimates of completed contract costs.

Goodwill

In connection with the acquisitions of GPS, TRC and APC, we recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, non-compete agreements, trade names and certain fabrication process certifications. We utilized the assistance of a professional appraisal firm in the initial determinations of goodwill and the other purchased intangible assets for these acquisitions. Other than goodwill, the other purchased intangible assets were determined to have finite useful lives.

At January 31, 2021, the goodwill balances related to the acquisitions of GPS and TRC were $18.5 million and $9.5 million, respectively, which together represented approximately 4.6% of consolidated total assets. The Company performs its required annual assessments of the carrying value of goodwill balances as of November 1 each year. We also test for impairment of goodwill more frequently if events or changes in circumstances indicate that the carrying value of goodwill might be impaired. For example, during the first quarter of Fiscal 2020, primarily due to the significant reduction in the fair value of the business of APC deemed to have occurred as a result of the substantial subcontract loss discussed above, we recorded an impairment loss in the amount of $2.1 million, which was the remaining balance of goodwill associated with APC.

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

In certain situations, we use a simplified approach which allows us to first assess qualitative factors to decide whether it is necessary to perform the more complex quantitative goodwill impairment test. We are not required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than the corresponding carrying value. The professional guidance includes discussions of the types of factors which should be considered in conducting the qualitative assessment including macroeconomic, industry, market and entity-specific factors. Using this approach, we concluded that it was more likely than not that the fair value of the GPS reporting unit exceeded the corresponding carrying value as of November 1, 2020. Therefore, completion of the complicated quantitative impairment assessment was considered to be unnecessary. No events associated with the business of GPS occurred in the period from the assessment date through January 31, 2021 that would cause us to reconsider that conclusion.

The balance of goodwill related to TRC and included in the consolidated balance sheet as of January 31, 2021 was $9.5 million. We performed a goodwill impairment assessment for TRC as of November 1, 2020 with the assistance of a professional business valuation firm. It was determined that the fair value of TRC exceeded the corresponding carrying value by approximately $1.5 million; accordingly, there was no impairment loss recorded as of that date. The fair value amount for TRC determined as of November 1, 2020 reflected a weighting of results determined using various business valuation approaches. As in the past, the majority of the weighted average fair value was based on the result of modeling discounted future net-after-tax cash flows of the business. The discounted cash flows of TRC were based on a management forecast of operating results.

We believe the forecast of the operating results of TRC are based on reasonable assumptions and, in particular, the following factors. The forecast reflects a complete recovery of revenues from the pandemic year to Fiscal 2019 levels by the year ending January 31, 2024, and an average annual growth rate of approximately 3.0% thereafter. Annual earnings before interest and taxes are forecast to increase from 3.1% of revenues for the year ending January 31, 2022 to 6.8% of revenues by the year ending January 31, 2026. In addition, the project backlog of TRC at January 31, 2021 was $54.0 million compared to a balance of $14.0 million as of January 31, 2020. Any future results that would compare unfavorably with the projected results could result in additional material goodwill impairment losses, or at least a significant erosion in the fair value excess of $1.5 million identified above. No events related to TRC occurred during the fourth quarter of Fiscal 2021 that caused us to perform a subsequent impairment assessment.

The goodwill impairment assessments performed for TRC as of November 1, 2019 and 2018 determined that the fair value of TRC was less than the corresponding carrying value at each date, and goodwill impairment losses of approximately $2.8 million and $1.5 million were recorded during Fiscal 2020 and Fiscal 2019, respectively. The fair value amounts for TRC determined at each date reflected a weighting of results determined using various business valuation approaches. The majority of the weighted average fair value amount determined at each date was based on discounted future net-after-tax cash flows of the business that were forecasted at the time.

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

Under this guidance, income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Fiscal 2019 was the initial reporting period in which we had sufficient data on which to make an evaluation and to reach a conclusion on the amount of income tax credit benefits related to prior year project costs that, more likely than not, qualified as research and development costs under the IRC and the rules and regulations of certain states. The net amount of the credits that we recognized in income taxes during Fiscal 2019 was $16.2 million, as subsequently reduced by $0.4 million. Based on our judgement, the amount of income tax benefits related to identified research and development income tax credits that we assessed as not meeting the threshold criteria for recognition was $5.1 million, for which we established a liability related to uncertain income tax return positions that was included in accrued expenses as of January 31, 2019. During Fiscal 2020, this amount was adjusted modestly; the liability amount as of January 31, 2021 was $5.0 million.

The research and development credits were included in amendments to our consolidated federal income tax returns for Fiscal 2016 and Fiscal 2017, that were filed in January 2019, and our consolidated federal income tax return for Fiscal 2018, that was filed in November 2018.

In January 2021, we received a report from the IRS that documents its understanding of the facts, attempts to summarize our arguments in support of the claims and states its position which disagrees with our treatment of a substantial amount of the costs that support the research and development claims reflected in our amended tax returns for Fiscal 2016 and Fiscal 2017. After a careful review of a preliminary report received from the IRS, the preparation of an acknowledgement-of-facts response to the draft report, analysis of the final report and consultation with subject experts, we have concluded that our arguments are sound based on our analysis of the facts, our understanding of the tax code and related regulations and our interpretations of the applicable case law, and that the report does not present any new facts relating to the issues or make any new arguments that would cause us to make any adjustments to our accounting for the research and development claims as of January 31, 2021. We have formally protested the findings of the IRS examiner and intend to pursue our income tax position with the IRS through the established appeals process.

In November 2020, the Company was notified by the IRS that it intends to examine our consolidated income tax return for Fiscal 2018, with a most likely focus on the research and development credit claimed therein. It is expected that by the time the appeals process commences, our protest will dispute the results of the examinations of the tax returns for all three years.

We have updated our evaluation of our income tax positions using the more-likely-than-not threshold in order to confirm the adequacy of the liability amount carried in the balance sheet as of January 31, 2021 for uncertain income tax positions. We have not adjusted the liability amount during Fiscal 2021 as we do not anticipate any significant changes to the net amount of the income tax benefits recorded for research and development credits claimed for Fiscal 2016 through Fiscal 2018. However, if negotiations with the IRS or legal decisions cause us to believe that our previously recognized tax positions no longer meet the more-likely-than-not threshold, the related benefit amounts will be derecognized in the first financial reporting period in which that threshold is no longer met, which could materially and adversely affect our future financial condition and operating results.

Deferred Tax Assets and Liabilities

Our consolidated balance sheet as of January 31, 2021 included deferred tax assets in the amount of $0.2 million. The components of our deferred taxes are presented in Note 13 to the consolidated financial statements. These amounts reflect differences in the periods in which certain transactions are recognized for financial and income tax reporting purposes.

We consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized on a jurisdiction-by-jurisdiction basis. Our ability to realize our deferred tax assets, including those related to the net operating losses incurred in the UK that applicable income tax rules will allow us to use in order to offset future amounts of applicable taxable income, depends primarily upon the generation of sufficient future taxable income to allow for the realization of our deductible temporary differences. If such estimates and assumptions regarding income amounts change in the future, we may be required to record additional valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in our consolidated statement of earnings. During Fiscal 2020, a valuation allowance in the amount of $7.1 million was established against the deferred tax asset amount created by the net operation loss of APC’s subsidiary in the UK for Fiscal 2020.

To offset taxable income for Fiscal 2021, a portion of the UK valuation allowance was released in the tax-effected, translated amount of $0.2 million. Given the past performance of APC UK over the past three years, the entity is in a substantial cumulative loss position. For that reason, a valuation allowance remains established against the net UK deferred tax asset as of January 31, 2021.

A deferred tax asset in the amount of $8.3 million was recorded as of January 31, 2020 associated with the income tax benefit of our domestic net operating loss for Fiscal 2020 without any corresponding valuation allowance. Among other changes, the CARES Act re-established a carryback period for certain losses to five years. The net operating losses eligible for carryback under the CARES Act include our domestic loss for Fiscal 2020, which was approximately $39.5 million. We have made the appropriate filing with the IRS requesting carryback refunds of income taxes paid for the years ended January 31, 2017, 2016 and 2015. With the enactment of the CARES Act, the asset amount was moved to income taxes receivable representing a complete utilization of the net operating loss within one year of its occurrence.

At this time, we believe that the historically strong earnings performance of our power industry services segment will provide sufficient income during the years when most of our other deferred tax assets become deductible in the US in order for us to realize the applicable temporary income tax differences. Accordingly, we believe that it is more likely than not that we will realize the benefit of significantly all of our net deferred tax assets.

Share-Based Payments

We measure the cost of compensation for stock options awarded to employees and independent directors based on the estimated grant-date fair value of the stock options and we recognize the corresponding compensation expense amounts over the vesting periods which are typically three years. Options to purchase 242,000, 238,500 and 257,000 shares of our common stock were awarded during Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively, with weighted average fair value per share amounts of $6.53, $9.60 and $9.31, respectively.

We use the Black-Scholes option pricing model to compute the fair value of stock options. The Black-Scholes model requires the use of highly subjective assumptions in the computations, which are disclosed in Note 12 to the accompanying consolidated financial statements and include the risk-free interest rate, dividend yield, the expected volatility of the market price of our common stock and the expected life of each stock option. Changes in these assumptions can cause significant fluctuations in the fair value of stock option awards. We believe that our stock option exercise activity is sufficient to provide us with a reasonable basis upon which to estimate expected lives. Accordingly, the estimated expected life used in the determination of the fair value of each stock option awarded since January 2017 was approximately 3.3 years. Beginning in Fiscal 2021, the estimated expected life used in the determination of the fair value of each stock option increased to 3.4 years. The use of the longer estimated expected life in our fair value calculations resulted in higher fair value amounts per share.

We have also awarded performance-based restricted stock units to two senior executives in April 2020, 2019 and 2018 covering 45,000, 36,000 and 36,000 maximum total numbers of shares of common stock, respectively, plus a number of shares to be determined based on the amount of cash dividends deemed paid on shares earned pursuant to the awards. The release of the stock restrictions depends on the total return performance of our common stock measured against the performance of a peer-group of common stocks over three-year periods. The fair value amounts for the restricted stock units were determined by using the per share market price of our common stock on the dates of award and the target number of shares for the awards (50% of the maximum number), by assigning equal probabilities to the thirteen possible payout outcomes at the end of each three-year vesting period, and by computing the weighted average of the outcome amounts. For each award, the estimated fair value amount was calculated to be 88.5% of the aggregate market value of the target number of shares on the award date.

The fair values of stock options and restricted stock units are recorded as stock compensation expense over the vesting periods of the corresponding awards as described above. Expense amounts related to stock awards were $2.9 million, $2.1 million and $1.6 million for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.

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

Currently, we are the primary beneficiary of a VIE that is performing project development activities for the construction of a new natural gas-fired power plant. Consideration for the engineering and financial support being provided to the entity by GPS included the right to negotiate the corresponding turnkey EPC contract for the project. The account balances of the VIE were included in our consolidated financial statements as of January 31, 2021 and 2020. As of January 31, 2021, the amount of capitalized development costs included in our consolidated net balance for property, plant and equipment was $7.5 million. We would be required to assess the carrying value of this asset for impairment if our assessment of the likelihood that this development project will be completed successfully becomes negative.

Legal Contingencies

We do become involved in legal matters where litigation has been initiated or claims have been made against us. At this time, we do not believe that any material loss is probable related to any current matters. However, we do maintain accrued expense balances for the estimated amounts of legal costs expected to be billed related to each significant matter. We review the status of each matter and assess the adequacy of the accrued expense balances at the end of each fiscal quarter, and make adjustments to the balances if necessary. Should our assessments of the outcomes of outstanding legal matters change, significant losses or additional costs may be recorded.

In January 2019, GPS filed a lawsuit against Exelon West Medway II, LLC and Exelon Generation Company, LLC (together referred to as “Exelon”) for Exelon’s breach of contract and failure to remedy various conditions which negatively impacted the schedule and the costs associated with the construction by GPS of a gas-fired power plant for Exelon in Massachusetts. As a result, we believe that Exelon has received the benefits of the construction efforts of GPS and the corresponding progress made on the project without making payments to GPS for the value received. In March 2019, Exelon provided GPS with a notice intending to terminate the EPC contract under which GPS had been providing services to Exelon. At that time, the construction project was nearly complete and both of the power generation units included in the plant had successfully reached first fire. The completion of various prescribed performance tests and the clearance of punch-list items were the primary tasks necessary to be accomplished by GPS in order to achieve substantial completion of the power plant. Nevertheless, and among other actions, Exelon provided contractual notice requiring GPS to vacate the construction site. Exelon has asserted that GPS failed to fulfill certain obligations under the contract and was in default, withholding payments from GPS on invoices rendered to Exelon in accordance with the terms of the contract between the parties (see the discussion of our exposure related to unpaid invoices and other assets immediately below). With vigor, GPS intends to assert its rights under the EPC contract, to pursue the collection from Exelon of amounts owed under the contract and to defend itself against the allegations that GPS has not performed in accordance with the contract.

Accounts Receivables and Contract Assets

As described in Note 6 to the accompanying consolidated financial statements, our loss experience related to uncollectible amounts billed to customers has not been significant in the past. However, there is collection risk related to accounts receivable and retainage amounts due from the customer involved in the legal dispute discussed above. We believe that the underlying invoices were prepared and submitted to the customer pursuant to the terms of the contract, but the customer did not pay them when due. The last payment received from the customer was in January 2019. We believe that we are entitled to receive payments for these billings and we are confident that payments will be received ultimately. However, the collection time for these amounts may be extended substantially and could depend on the resolution of the outstanding legal matter. As of January 31, 2021, the total amount of outstanding accounts receivable, retainages and other contract assets related to this customer was $24.5 million, for which the recovery time will most likely depend on the resolution of the outstanding legal dispute between the parties.

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, which, among other changes, eliminates the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the expected loss for the entire year. In these instances, the estimated annual effective income tax rate shall be used to calculate the tax without limitation. The new standard also requires the recognition of a franchise (or similar) tax that is partially based on income as an income-based tax and the recording of any incremental tax that is incurred by us as a non-income-based tax. The requirements of this new guidance, effective for us on February 1, 2021, are not expected to alter our current accounting for income taxes.

In 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The requirements of this new standard cover, among other provisions, the methods that businesses shall use to estimate amounts of uncollectible notes and accounts receivable. Adoption of this new guidance, which became effective for us on February 1, 2020, did not materially affect our consolidated financial statements.

There are no other recently issued accounting pronouncements that have not yet been adopted that we consider material to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of January 31, 2021, we had no outstanding borrowings under our financing arrangements with the Bank (see Note 9 to the accompanying consolidated financial statements), which provide a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021, with interest at 30-day LIBOR plus 2.0%. We expect that we will negotiate either an extension or a replacement agreement prior to the current expiration date of the Credit Agreement.

During Fiscal 2021, Fiscal 2020 and Fiscal 2019, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk.

Financial markets around the globe are preparing for the discontinuation of LIBOR at the end of 2021, which is widely used as an indicator of basis for short-term lending rates. The transition from LIBOR is market driven, not a change required by regulation. The US and other countries are currently working to replace LIBOR with alternative reference rates. We do not expect that the replacement of LIBOR as the basis for the determination of our short-term borrowing rate will have significant effects on the current or renewed financial arrangements with the Bank or our financial reporting.

We maintain a substantial amount of our temporarily investable cash in government and prime money market funds (see Note 5 of the accompanying consolidated financial statements). The balance of these funds, which was included in cash and cash equivalents in our consolidated balance sheet as of January 31, 2021, was $239.4 million with earnings based on a blended annual yield of 0.04%. The significant drop in interest rates during Fiscal 2021 caused a substantial reduction in the investment returns earned on these funds by us.

As of January 31, 2021, the weighted average annual interest rate of our short-term investments of $90.0 million and money market funds of $239.4 million was 0.08%. To illustrate the potential impact of changes in interest rates on our results of operations, we present the following hypothetical analysis, which assumes that our consolidated balance sheet as of January 31, 2021 remains constant, and no further actions are taken to alter our existing interest rate sensitivity, including reinvestments. The weighted average number of days until maturity for the short-term investments and money market funds is 305 days. As the blended weighted average interest rate on our short-term investments and money market funds was 0.08% at January 31, 2021, the largest decrease in the interest rates presented below is 8 basis points.

	Increase (Decrease) in	Increase (Decrease) in	Net Increase (Decrease) in
Basis Point Change	Interest Income	Interest Expense	Income (pre-tax)
Up 300 basis points	$8,384	$—	$8,384
Up 200 basis points	5,589	—	5,589
Up 100 basis points	2,795	—	2,795
Down 8 basis points	(131)	—	(131)

With the consolidation of APC, we are subject to the effects of translating the financial statements of APC from its functional currency (Euros) into our reporting currency (US dollars). Such effects are recognized in accumulated other comprehensive income (loss), which is net of tax when applicable. APC remeasures transactions and subsidiary financial statements denominated in local currencies to Euros. Gains and losses on the remeasurements are recorded in the other income line of our consolidated statement of earnings.

In addition, we are subject to fluctuations in prices for commodities including copper, concrete, steel products and fuel. Although we attempt to secure firm quotes from our suppliers, we generally do not hedge against increases in prices for these commodities. Commodity price risks may have an impact on our results of operations due to the fixed-price nature of many of our contracts. We attempt to include the anticipated amounts of price increases or decreases in the costs of our bids. In times of increased supply cost volatility similar to those being experienced currently, we may take other steps to reduce our risks.  For example, we may hold quotes related to materials in our industrial fabrication and field services segment for only three days. For major fixed price contracts in our power industry services segment, we may mitigate material cost risks by procuring the majority of the equipment and construction supplies during the early phases of a project. During Fiscal 2021, the profitability of our active jobs did not suffer meaningfully from the global surge in material costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to the Consolidated Financial Statements on page 59 of this 2021 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Attached as exhibits to this 2021 Annual Report are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and a reference to the report of Grant Thornton LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting. This section should be read in conjunction with the certifications and the report of Grant Thornton LLP for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of the end of the year covered by this 2021 Annual Report. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this 2021 Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, which is separately evaluated on an annual basis for purposes of providing the management report that is set forth below.

Based on the controls evaluation, our CEO and CFO have concluded that, as of the end of the year covered by this 2021 Annual Report, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to Argan and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

Management assessed our internal control over financial reporting as of January 31, 2021, the end of the fiscal year, based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of January 31, 2021 has been audited by Grant Thornton LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this 2021 Annual Report, as stated in their reports which appear with our accompanying consolidated financial statements.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

The information required by the items of the 2021 Annual Report, Part III, that are identified below will be incorporated by reference to our 2021 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS.

The following exhibits are filed as part of this 2021 Annual Report:

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on April 10, 2019.
3.2	Bylaws. Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on April 15, 2009.
4	Description of Registrant’s Securities. Incorporated by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K filed on April 14, 2020.
10.1	Argan, Inc. 2011 Stock Plan (Revised as of 4-10-18). Incorporated by reference to the Registrant’s Proxy Statement filed on Schedule 14A on May 7, 2018.
10.2	Argan, Inc. 2020 Stock Plan. Incorporated by reference to the Registrant’s Proxy Statement filed on Schedule 14A on May 6, 2020.
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

10.8

Replacement Credit Agreement, dated August 10, 2015, among Argan, Inc. (and certain subsidiaries of Argan, Inc.) and Bank of America, N.A. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on December 10, 2015.

Exhibit No.	Description

10.9

Deferred Compensation Plan, adopted by Gemma Power Systems, LLC, effective as of April 6, 2017. Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K filed on April 11, 2017.

10.10	Amendment No. 2020-1 to the Gemma Power Systems, LLC Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 9, 2020.
14.1	Code of Ethics. Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed on April 27, 2004.
14.2	Argan, Inc. Code of Conduct, effective December 10, 2020. Incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K filed on December 10, 2020.
21	Subsidiaries of the Company. (a)
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm. (a)
31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002. (a)
31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002. (a)
32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002. (a)
32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002. (a)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Label Linkbase.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase.
101.DEF	Inline XBRLTaxonomy Extension Definition Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

(a)    Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

April 14, 2021	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rainer H. Bosselmann	Chairman of the Board and Chief Executive Officer	April 14, 2021
Rainer H. Bosselmann	(Principal Executive Officer)

/s/ Cynthia A. Flanders	Director	April 14, 2021
Cynthia A. Flanders

/s/ Peter W. Getsinger	Director	April 14, 2021
Peter W. Getsinger

/s/ William F. Griffin	Director	April 14, 2021
William F. Griffin

/s/ John R. Jeffrey	Director	April 14, 2021
John R. Jeffrey

/s/ Mano Koilpillai	Director	April 14, 2021
Mano Koilpillai

/s/ William F. Leimkuhler	Director	April 14, 2021
William F. Leimkuhler

/s/ W. G. Champion Mitchell	Director	April 14, 2021
W. G. Champion Mitchell

/s/ James W. Quinn	Director	April 14, 2021
James W. Quinn

ARGAN, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

The following financial statements (including the notes thereto and the Reports of Independent Registered Public Accounting Firm with respect thereto), are filed as part of this 2021 Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Argan, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2021 and 2020, the related consolidated statements of earnings, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 14, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition under fixed price contracts

As described in Note 4 to the consolidated financial statements, the majority of the Company’s revenue was recognized from fixed price contracts. Fixed price contracts recognize revenues over time using an input method described as the cost-to-cost approach to determine the extent of progress towards completion of performance obligations and an estimate of total contract revenues. Under the cost-to-cost approach, the determination of the progress towards completion requires management to prepare estimates of the costs to complete. These estimates are subject to considerable judgment and could be impacted by such items as changes to the project schedule and scope; the cost of labor, material, and subcontractors; and productivity. In addition, the Company’s contracts may include estimated amounts of variable consideration, which includes increases to transaction prices for approved and unapproved change orders, claims, incentives and bonuses, and reductions to transaction prices for approved and unapproved change orders, liquidated damages or penalties. Management must estimate amounts of variable consideration in order to determine the amount of revenue recognized for each customer contract.

The principal consideration for our determination that revenue recognition under fixed price contracts is a critical audit matter is that auditing management’s estimate of total contract revenues and costs on fixed price contracts was complex and subjective. Considerable judgment was required in evaluating management’s determination of the forecasted costs to complete the related performance obligations as future results may vary significantly from past estimates due to changes in facts and circumstances. Auditing the Company’s measurement of variable consideration was also complex and required substantial judgment by management in estimating the various possible outcomes as approved and unapproved change orders, claims, incentives and bonuses, liquidated damages or penalties could have a material effect on the amount of revenue recognized. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate significant assumptions reflected in management’s estimated total cost at completion for fixed price contracts, including the availability and cost volatility of materials, subcontractors and vendor performance and schedule and performance delays.

Our audit procedures related to the auditing of fixed price contract revenues included, among others: understanding and evaluating the design and testing the operating effectiveness of controls over the estimation process that affect revenue recognized on fixed price contracts, including key controls related to monitoring projected project costs, profit estimates, and variable consideration.  We evaluated the appropriate application of the cost-to-cost method, tested the significant assumptions discussed above which were used to develop the estimated to complete, and tested the completeness and accuracy of the underlying data. Additionally, we performed audit procedures that included agreeing the estimates to supporting documentation, conducting interviews with project personnel, attending selected project review meetings, analyzing trends of productivity, reviewing support for estimates of project contingencies, and performing lookback analyses to historical actual costs to assess management’s ability to estimate. To test the estimated variable consideration, we performed audit procedures that included, among other things, obtaining and reviewing executed contracts including any significant amendments, change orders or claims, and evaluating management’s estimates related to pending change orders, claims, liquidated damages or penalties by obtaining management’s probability assessments, corroborating key data points to contractual language, and considering the relationship between the Company and its customer to assess management’s judgment.

Assessment of carrying value of goodwill for The Roberts Company

At January 31, 2021, the Company's goodwill associated with The Roberts Company (“TRC”) reporting unit was $9.5 million. As described in Note 7 to the consolidated financial statements, the Company performed a valuation of the TRC reporting unit which indicated that the fair value of the reporting unit exceeded the carrying value. The Company used a weighted average combination of the income and market-based approaches to determine the fair value of the TRC reporting unit.

The principal consideration for our determination that the assessment of the carrying value of TRC is a critical audit matter is that its goodwill impairment test is complex and highly judgmental due to the significant estimation required in determining the fair value of the TRC reporting unit. Fair value was estimated by management based on a weighted average of income and market approaches. These fair value estimates were sensitive to significant assumptions such as the weighted average cost of capital, including company specific risk premiums, revenue and gross margin projections, terminal values, and benchmarks utilized to determine value including peer group companies, which reflect management’s expectations about future market or economic conditions.

Our audit procedures related to the auditing of goodwill impairment included, among others: obtaining an understanding and evaluating the design and testing the operating effectiveness of controls over the Company’s goodwill impairment analysis processes, including management’s selection of the significant assumptions used to determine the estimates of fair value of the TRC reporting unit. We assessed the appropriateness of the valuation models used and tested the significant assumptions and the underlying data used by the Company in its analysis. We compared the revenue and gross margin projections used by management to recent forecasts, current backlog and project estimates, and the company’s historical results. We assessed the historical accuracy of management’s revenue and gross margin projections. We compared the growth rates to current industry and economic trends and other guideline companies within the same industry. We performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in these assumptions. We searched for and evaluated information that corroborates or contradicts the Company’s assumptions, such as market indicators of value. We involved our valuation specialists to assist in reviewing the valuation methodology and tested the terminal values and weighted average cost of capital, including company specific risk premiums for the reporting unit.  Our valuation specialists also reviewed the multiples and underlying calculations utilized in the market approach valuations.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2007.

Philadelphia, Pennsylvania
April 14, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Argan, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 31, 2021, and our report dated April 14, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
April 14, 2021

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE YEARS ENDED JANUARY 31,

(In thousands, except per share data)

	2021	2020	2019
REVENUES	$392,206	$238,997	$482,153
Cost of revenues	330,139	245,817	399,715
GROSS PROFIT (LOSS) (Note 4)	62,067	(6,820)	82,438
Selling, general and administrative expenses	39,041	44,125	40,710
Impairment losses	—	4,895	1,491
INCOME (LOSS) FROM OPERATIONS	23,026	(55,840)	40,237
Other income, net	1,859	8,075	6,981
INCOME (LOSS) BEFORE INCOME TAXES	24,885	(47,765)	47,218
Income tax (expense) benefits (Note 13)	(1,074)	7,053	4,651
NET INCOME (LOSS)	23,811	(40,712)	51,869
Net (loss) income attributable to non-controlling interests	(40)	1,977	(167)
NET INCOME (LOSS) ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	23,851	(42,689)	52,036
Foreign currency translation adjustments	35	(770)	(1,768)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$23,886	$(43,459)	$50,268

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$1.52	$(2.73)	$3.34
Diluted	$1.51	$(2.73)	$3.32

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	15,668	15,621	15,569
Diluted	15,825	15,621	15,693

CASH DIVIDENDS PER SHARE	$3.00	$1.00	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31,

(Dollars in thousands, except per share data)

	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$366,671	$167,363
Short-term investments	90,055	160,499
Accounts receivable, net	28,713	37,192
Contract assets	26,635	33,379
Other current assets (Note 13)	34,146	23,322
TOTAL CURRENT ASSETS	546,220	421,755
Property, plant and equipment, net	20,361	22,539
Goodwill	27,943	27,943
Other purchased intangible assets, net	4,097	5,001
Deferred taxes	249	7,894
Right-of-use and other assets	3,760	2,408
TOTAL ASSETS	$602,630	$487,540

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$53,295	$35,442
Accrued expenses	50,750	35,907
Contract liabilities	172,042	72,685
TOTAL CURRENT LIABILITIES	276,087	144,034
Other noncurrent liabilities	4,135	2,476
TOTAL LIABILITIES	280,222	146,510

COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 15,706,202 and 15,638,202 shares issued at January 31, 2021 and 2020, respectively; 15,702,969 and 15,634,969 shares outstanding at January 31, 2021 and 2020, respectively	2,356	2,346
Additional paid-in capital	153,282	148,713
Retained earnings	166,110	189,306
Accumulated other comprehensive loss	(1,081)	(1,116)
TOTAL STOCKHOLDERS’ EQUITY	320,667	339,249
Non-controlling interests	1,741	1,781
TOTAL EQUITY	322,408	341,030
TOTAL LIABILITIES AND EQUITY	$602,630	$487,540

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2021, 2020 AND 2019

(Dollars in thousands)

	Common Stock		Additional		Accumulated
	Outstanding	Par	Paid-in	Retained	Other Comprehensive	Non-controlling	Total
	Shares	Value	Capital	Earnings	Gain (Loss)	Interests	Equity
Balances, February 1, 2018	15,567,719	2,336	143,215	211,112	1,422	43	358,128
Adoption of ASC Topic 606	—	—	—	38	—	—	38
Net income (loss)	—	—	—	52,036	—	(167)	51,869
Foreign currency translation loss	—	—	—	—	(1,768)	—	(1,768)
Stock compensation expense	—	—	1,645	—	—	—	1,645
Stock option exercises	6,150	1	101	—	—	—	102
Cash distributions to joint venture partner	—	—	—	—	—	(72)	(72)
Cash dividends	—	—	—	(15,570)	—	—	(15,570)

Balances, January 31, 2019	15,573,869	2,337	144,961	247,616	(346)	(196)	394,372
Net (loss) income	—	—	—	(42,689)	—	1,977	(40,712)
Foreign currency translation loss	—	—	—	—	(770)	—	(770)
Stock compensation expense	—	—	2,131	—	—	—	2,131
Stock option exercises	61,100	9	1,621	—	—	—	1,630
Cash dividends	—	—	—	(15,621)	—	—	(15,621)

Balances, January 31, 2020	15,634,969	2,346	148,713	189,306	(1,116)	1,781	341,030
Net income (loss)	—	—	—	23,851	—	(40)	23,811
Foreign currency translation gain	—	—	—	—	35	—	35
Stock compensation expense	—	—	2,938	—	—	—	2,938
Stock option exercises	68,000	10	1,631	—	—	—	1,641
Cash dividends	—	—	—	(47,047)	—	—	(47,047)

Balances, January 31, 2021	15,702,969	$2,356	$153,282	$166,110	$(1,081)	$1,741	$322,408

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31,

(Dollars in thousands)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$23,811	$(40,712)	$51,869
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred income tax expense (benefit)	7,645	(6,640)	(2,139)
Depreciation	3,715	3,513	3,422
Stock compensation expense	2,938	2,131	1,645
Lease expense	1,820	1,004	—
Amortization of purchased intangible assets	904	1,136	1,012
Impairment losses	—	4,895	1,491
Other	641	889	(301)
Changes in operating assets and liabilities
Accounts receivable	8,463	(1,038)	(10,200)
Contract assets	6,744	24,978	(44,510)
Other assets	(12,800)	2,357	(15,160)
Accounts payable and accrued expenses	31,442	(3,284)	(60,187)
Contract liabilities	99,357	64,336	(39,264)
Net cash provided by (used in) operating activities	174,680	53,565	(112,322)

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	170,000	166,000	370,000
Purchases of short-term investments	(100,000)	(195,000)	(191,000)
Purchases of property, plant and equipment	(1,697)	(7,058)	(8,599)
Changes in notes receivable	—	—	225
Net cash provided by (used in) investing activities	68,303	(36,058)	170,626

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of cash dividends	(47,047)	(15,621)	(15,570)
Proceeds from the exercise of stock options	1,641	1,630	102
Distributions to joint venture partner	—	—	(72)
Net cash used in financing activities	(45,406)	(13,991)	(15,540)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	1,731	(471)	(553)
NET INCREASE IN CASH AND CASH EQUIVALENTS	199,308	3,045	42,211
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	167,363	164,318	122,107
CASH AND CASH EQUIVALENTS, END OF PERIOD	$366,671	$167,363	$164,318

SUPPLEMENTAL CASH FLOW INFORMATION (Notes 10 and 13)

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021, 2020 AND 2019

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

Basis of Presentation and Significant Accounting Policies

The consolidated financial statements include the accounts of Argan, its wholly owned subsidiaries, and its financially-controlled VIEs (see Note 3). All significant inter-company balances and transactions have been eliminated in consolidation. In Note 16, the Company has provided certain financial information relating to the operating results and assets of its reportable segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions. The Company’s fiscal year ends on January 31 of each year.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues, expenses, and certain financial statement disclosures.  Management believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. Estimates are used for, but are not limited to, the Company’s accounting for revenues, the valuation of assets with long and indefinite lives including goodwill, the valuation of restricted stock and options to purchase shares of the Company’s common stock, the evaluation of contingent obligations and uncertain income tax return positions, the valuation of deferred taxes, and the determination of the allowance for doubtful accounts. Actual results could differ from these estimates.

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

Revenue Recognition – The Company’s accounting for revenues on contracts with customers is based on a single comprehensive five-step model that requires reporting entities to:

1.	Identify the contract,
2.	Identify the performance obligations of the contract,
3.	Determine the transaction price of the contract,
4.	Allocate the transaction price to the performance obligations, and
5.	Recognize revenue.

The Company focuses on the transfer of the contractor’s control of the goods and/or services to the customer, as opposed to the transfer of risk and rewards. Major provisions of the current guidance cover the determination of which goods and services are distinct and represent separate performance obligations, the appropriate treatments for variable consideration, and the evaluation of whether revenues should be recognized at a point in time or over time.

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

Revenues from fixed-price contracts, including portions of estimated gross profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the cost-to-cost approach. If, at any time, the estimate of contract profitability indicates an anticipated loss on a contract, the Company will recognize the total loss in the reporting period that it is identified and an amount is estimable. Revenues from time-and-materials contracts are recognized when the related services are provided to the customer.

Almost all of the Company’s fixed-price contracts are considered to have a single performance obligation. Although multiple promises to transfer individual goods or services may exist, they are not typically distinct within the context of such contracts because contract promises included therein are interrelated or the contracts require the Company to perform critical integration so that the customer receives a completed project. Warranties provided under the Company’s contracts with customers are assurance-type and are recorded as the corresponding contract work is performed.

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

Contract assets include amounts that represent the rights to receive payment for goods or services that have been transferred to the project owner, with the rights conditional upon something other than the passage of time. Contract liabilities include amounts that reflect obligations to provide goods or services for which payment has been received. Contract retentions are billed amounts which, pursuant to the terms of the applicable contract, are not paid by project owners until a defined phase of a contract or project has been completed and accepted. These retained amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. Retention amounts and the length of retention periods may vary. Retainage amounts related to active contracts are considered current regardless of the term of the applicable contract; such amounts are generally collected by the completion of the applicable contract. The total of amounts retained by project owners under construction contracts at January 31, 2021, and 2020 were $36.8 million and $20.0 million, respectively.

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

Foreign Currency Translation – The accompanying consolidated financial statements are presented in the currency of the United States (“US Dollars”). The effects of translating the financial statements of APC from its functional currency (Euros) into the Company’s reporting currency (US Dollars) are recognized as translation adjustments in accumulated other comprehensive (loss) income. There are no applicable income taxes. The translation of assets and liabilities to US Dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of earnings amounts is made monthly based generally on the average currency exchange rate for the month. Net foreign currency transaction gains and losses were included in other income in the consolidated statements of earnings for the years ended January 31, 2021 (Fiscal 2021”), 2020 (“Fiscal 2020”) and 2019 (Fiscal 2019”); such amounts were not material.

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The requirements of this new standard cover, among other provisions, the methods that businesses shall use to estimate amounts of uncollectible notes and accounts receivable. Adoption of this new guidance, which became effective for the Company on February 1, 2020, did not materially affect the Company's consolidated financial statements. There are no other recently issued accounting pronouncements that have not yet been adopted that the Company considers material to its consolidated financial statements.

NOTE 3 – SPECIAL PURPOSE ENTITIES

Variable Interest Entity

In January 2018, the Company was deemed to be the primary beneficiary of a VIE that is performing the project development activities related to the planned construction of a new natural gas-fired power plant. Consideration for the Company’s engineering and financial support includes the right to build the power plant pursuant to a turnkey engineering, procurement and construction (“EPC”) services contract that has been negotiated and announced. The account balances of the VIE are included in the consolidated financial statements, including development costs incurred by the VIE and a gain of $2.2 million related to the granting of a utility easement that was included in other income for Fiscal 2020. The total amounts of the project development costs included in the balances for property, plant and equipment as of January 31, 2021 and 2020 were $7.5 million and $6.9 million, respectively. Recovery of the Company's investment in this project will most likely depend on the successful completion of the project development efforts including the arrangement of financing for the construction and operation of the corresponding power plant.

NOTE 4 – REVENUES FROM CONTRACTS WITH CUSTOMERS

Variable Consideration

Amounts for contract variations for which the Company has project-owner directive for additional work or other scope change, but not for the price associated with the corresponding additional effort, are included in the transaction price when it is considered probable that the applicable costs will be recovered through a modification to the contract price. The effects of any revision to a transaction price can be determined at any time and they could be material. The Company may include in the corresponding transaction price a portion of the amount claimed in a dispute that it expects to receive from a project owner. Once a settlement of the dispute has been reached with the project owner, the transaction price may be revised again to reflect the final resolution. The aggregate amount of such contract variations included in the transaction prices that were used to determine project-to-date revenues at January 31, 2021 and 2020, were $16.6 million and $20.6 million, respectively. Variations related to the Company’s contracts typically represent modifications to the existing contracts and performance obligations, and do not represent new performance obligations. Actual costs related to any changes in the scope of the corresponding contract are expensed as they are incurred. Changes to total estimated contract costs and losses, if any, are reflected in operating results for the period in which they are determined.

The Company’s long-term contracts typically have schedule dates and other performance objectives that if not achieved could subject the Company to liquidated damages. These contract requirements generally relate to specified activities that must be completed by an established date or by the achievement of a specified level of output or efficiency. Each applicable contract defines the conditions under which a project owner may be entitled to any liquidated damages. At the outset of each of the Company’s contracts, the potential amounts of liquidated damages typically are not subtracted from the transaction price as the Company believes that it has included activities in its contract plan, and the associated costs, that will be effective in preventing such damages. Of course, circumstances may change as the Company executes the corresponding contract. The transaction price is reduced by an applicable amount when the Company no longer considers it probable that a future reversal of revenues will not occur when the matter is resolved. The Company considers potential liquidated damages, the costs of other related items and potential mitigating factors in determining the adequacy of its regularly updated estimates of the amounts of gross profit expected to be earned on active projects.

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

Accounting for the Subcontract Loss

In its Annual Report on Form 10-K for Fiscal 2019, the Company disclosed that APC was completing the mechanical installation of the boiler for a biomass-fired power plant under construction in Teesside, England (the “TeesREP Project”) that had encountered significant operational and contractual challenges. The consolidated operating results for Fiscal 2019 reflected unfavorable gross profit adjustments related to this project. The disclosure explained that the construction project was behind the schedule originally established for the job and warned that the TeesREP Project may continue to impact the Company’s consolidated operating results negatively until it reaches completion.

Subsequent to the release of the Company’s consolidated financial statements for Fiscal 2019, APC’s estimates of the costs of the unfavorable financial impacts of the difficulties on the TeesREP Project escalated substantially. For Fiscal 2020, the Company recorded a loss related to this project in the amount of $33.6 million, and reversed profit in the amount of $0.7 million that had been recorded in prior fiscal years.

Construction activities on the TeesREP Project were suspended on March 24, 2020 due to the COVID-19 pandemic. At that time, APC had completed approximately 90% of its subcontracted work. In connection with resuming its efforts on the TeesREP Project, APC entered into an amendment to the subcontract with its customer, effective June 1, 2020, covering the various terms and conditions for completion of the installation of the boiler (“Amendment No. 2”). The amendment represented a global settlement of past commercial differences with both parties making significant concessions, and converted the billing arrangements for the remaining work to a time-and-materials basis.

Amendment No. 2 was treated as a modification of the original subcontract as the arrangement continued to represent a single performance obligation to its customer, the delivery of a complete functioning and integrated boiler that was only partially satisfied when the modification to the subcontract occurred. During October 2020, APC and its customer agreed to additional contractual changes that effectively recognized APC’s completion of the single performance obligation and that established a time-and-materials contractual arrangement covering all works requested by APC’s customer until completion of the power plant construction which APC expects to occur during the second quarter of the Company’s fiscal year ending January 31, 2022 (“Fiscal 2022”).

The negotiated changes to the contractual arrangements for the TeesREP Project and the redirected efforts of the top management of APC and the project team resulted in the reduction of the final amount of the loss incurred on the fixed-price portion of the TeesREP subcontract from $33.6 million to $29.5 million. Final closeout adjustments may result in future changes in the amount of this loss; however, APC has included an estimate of these costs in accrued expenses in the accompanying consolidated balance sheet as of January 31, 2021. The project activities being conducted by APC under the time and materials arrangement have been and continue to be profitable.

The total amounts of accounts receivable and contract assets related to the TeesREP Project and included in the consolidated balance sheets were $4.7 million and $19.2 million as of January 31, 2021 and 2020, respectively.

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

At January 31, 2021, the Company had RUPO of $552.5 million. The largest portion of RUPO at any date usually relates to EPC service contracts with typical performance durations of one to three years. However, the length of certain significant construction projects may exceed three years. The Company estimates that approximately 64% of the RUPO amount at January 31, 2021 will be included in the amount of consolidated revenues that will be recognized during Fiscal 2022. Most of the remaining amount of the RUPO amount at January 31, 2021 is expected to be recognized in revenues during the fiscal year ending January 31, 2023.

Revenues for future periods will also include amounts related to customer contracts started or awarded subsequent to January 31, 2021. It is important to note that estimates may be changed in the future and that cancellations, deferrals, scope adjustments may occur related to work included in the amount of RUPO at January 31, 2021. Accordingly, RUPO may be adjusted to reflect project delays and cancellations, revisions to project scope and cost and foreign currency exchange fluctuations, or to revise estimates, as effects become known. Such adjustments may materially reduce future revenues below Company estimates.

Disaggregation of Revenues

The following table presents consolidated revenues for Fiscal 2021, Fiscal 2020 and Fiscal 2019, disaggregated by the geographic area where the corresponding projects were located:

	2021	2020	2019
United States	$340,615	$169,299	$371,609
United Kingdom	37,836	49,028	81,319
Republic of Ireland	13,638	20,342	28,352
Other	117	328	873
Consolidated Revenues	$392,206	$238,997	$482,153

Each year, the majority of consolidated revenues are recognized pursuant to fixed-price contracts with most of the remaining portions earned pursuant to time and material contracts. Consolidated revenues are disaggregated by reportable segment in Note 16 to the consolidated financial statements.

NOTE 5 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At January 31, 2021 and 2020, significant amounts of cash and cash equivalents were invested in government and prime money market funds with net assets invested in high-quality money market instruments. Such investments include US Treasury obligations; obligations of US government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by US government obligations. Due to market conditions, returns on money market instruments are currently minimal. The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Short-term investments as of January 31, 2021 and 2020 consisted solely of certificates of deposit purchased from Bank of America (the “Bank”) with weighted average initial maturities of 292 days and 165 days, respectively (the “CDs”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest which approximates fair value. The total carrying value amounts as of January 31, 2021 and 2020 included accrued interest of $0.1 million and $0.5 million, respectively. Interest income is recorded when earned and is included in other income. As of January 31, 2021 and 2020, the weighted average annual interest rates of the CDs were 0.2% and 1.8%, respectively.

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

NOTE 6 – ACCOUNTS AND NOTES RECEIVABLE

The Company generally extends credit to a customer based on an evaluation of the customer’s financial condition without requiring tangible collateral. Exposure to losses on accounts and notes receivable is expected to differ due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and may establish an allowance for credit losses based on management’s estimate of the loss that is expected to occur over the remaining life of the particular financial asset. At January 31, 2021 and 2020, the amounts of credit losses expected by management were insignificant. The amounts of the provision for credit losses for Fiscal 2021 and the provisions for uncollectible accounts for Fiscal 2020 and Fiscal 2019 were also insignificant.

As of January 31, 2021, there were outstanding invoices billed to a former customer and unbilled costs incurred on the related project, with balances included in both accounts receivable and contract assets in the aggregate amount of $24.5 million. The recovery time related to these amounts will most likely depend on the resolution of the outstanding legal dispute between the parties (see Note 11).

As of January 31, 2021, there were past due notes receivable from project developers in the aggregate amount of $1.8 million, for which full receipt will most likely depend on the successful financing of the related projects. The Company placed these notes receivable on a non-accrual status during the three months ended January 31, 2021.

NOTE 7 – PURCHASED INTANGIBLE ASSETS

The balance of goodwill related to TRC and included in the consolidated balance sheet as of January 31, 2021 was $9.5 million. The Company performed a goodwill impairment assessment for TRC as of November 1, 2020 with the assistance of a professional business valuation firm. It was determined that the fair value of TRC exceeded the corresponding carrying value by approximately $1.5 million; accordingly, there was no impairment loss recorded as of that date. The fair value amount for TRC determined as of November 1, 2020 reflected a weighting of results determined using various business valuation approaches. As in the past, the majority of the weighted average fair value was based on the result of modeling discounted future net-after-tax cash flows of the business. The discounted cash flows of TRC were based on a management forecast of operating results. The forecast reflects a complete recovery of annual revenues from the COVID-19 pandemic year (Fiscal 2021) to Fiscal 2019 levels by the year ending January 31, 2024 and an average annual growth rate of approximately 3% thereafter. Annual earnings before interest and taxes are forecast to increase from 3.1% of revenues for the year ending January 31, 2022 to 6.8% of revenues by the year ending January 31, 2026.

The goodwill impairment assessments performed for TRC as of November 1, 2019 and 2018 determined that the fair value of TRC was less than the corresponding carrying value at each date, and goodwill impairment losses of approximately $2.8 million and $1.5 million were recorded during Fiscal 2020 and Fiscal 2019, respectively. The fair value amounts for TRC determined at each date reflected a weighting of results determined using various business valuation approaches. The majority of the weighted average fair value amount determined at each date was based on discounted future net-after-tax cash flows of the business that were forecasted at the time.

Although the Company believes that the forecasted financial results for TRC as of November 1, 2020 are reasonable considering recent operating and current business prospects, any future results that would compare unfavorably with the projected results could result in additional goodwill impairment losses. No events related to TRC occurred during the fourth quarter of Fiscal 2021 that caused the Company to perform a subsequent impairment assessment.

Primarily due to the significant reduction of the fair value of the business of APC deemed to have occurred as a result of the substantial subcontract loss discussed in Note 4 above, the Company recorded an impairment loss during Fiscal 2020 in the amount of $2.1 million.

The changes in the balances of goodwill for Fiscal 2021, Fiscal 2020 and Fiscal 2019 were as follows:

	GPS	TRC	APC	Totals
Balances, February 1, 2018	$18,476	$13,781	$2,072	$34,329
Impairment loss	—	(1,491)	—	(1,491)
Balances, January 31, 2019	18,476	12,290	2,072	32,838
Impairment losses	—	(2,823)	(2,072)	(4,895)
Balances, January 31, 2020	18,476	9,467	—	27,943
Impairment loss	—	—	—	—
Balances, January 31, 2021	$18,476	$9,467	$—	$27,943

The impairment losses recorded by the Company for TRC and APC since the fiscal year ended January 31, 2016, the year that both companies were acquired, represents 34% of the goodwill amount originally established for TRC and 100% of the original amount of goodwill related to APC.

For income tax reporting purposes, goodwill related to acquisitions in the approximate amount of $16.4 million is being amortized on a straight-line basis over periods of 15 years. The other amounts of the Company’s goodwill are not amortizable for income tax reporting purposes.

Purchased intangible assets, other than goodwill, consisted of the following elements as of January 31, 2021.

		January 31, 2021			January 31,
	Estimated	Gross	Accumulated	Net	2020, (net
	Useful Life	Amounts	Amortization	Amounts	amounts)
Trade names
TRC	15 years	$4,499	$1,550	$2,949	$3,249
GPS	15 years	3,643	3,435	208	450
Process certifications	7 years	1,897	1,400	497	768
Customer relationships	4-10 years	1,346	903	443	534
Totals		$11,385	$7,288	$4,097	$5,001

The Company determined the fair values of the trade names using a relief-from-royalty methodology. The Company believes that the useful lives of the trade names for GPS and TRC represent the remaining number of years that such intangibles are expected to contribute to future cash flows. In order to value the process certifications of TRC, the Company applied a reproduction cost method that required the estimation of the costs to replace the assets with certifications that would have the same functionality or utility as the acquired assets. The balance for customer relationships as of January 31, 2021 is associated primarily with TRC; the corresponding gross amount was determined at the time of the acquisition of TRC by discounting cash flows expected from existing significant customer relationships. There were no additions to other purchased intangible assets during Fiscal 2021, Fiscal 2020 or Fiscal 2019, nor were there any impairment losses related to the assets for those years. Amortization expense related to purchased intangible assets for Fiscal 2021, Fiscal 2020 and Fiscal 2019 were $0.9 million, $1.1 million and $1.0 million, respectively.

The future amounts of amortization related to purchased intangibles are presented below for the years ending January 31,

2022	$870
2023	617
2024	392
2025	392
2026	376
Thereafter	1,450
Total	$4,097

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at January 31, 2021 and 2020:

	2021	2020
Land and improvements	$863	$863
Building and improvements	5,868	5,696
Furniture, machinery and equipment	19,132	18,900
Trucks, trailers and other vehicles	5,315	5,213
Project development costs (Note 3)	7,545	6,853
	38,723	37,525
Less - accumulated depreciation	18,362	14,986
Property, plant and equipment, net	$20,361	$22,539

As disclosed in Note 3, project development costs have been incurred by the Company’s consolidated variable interest entity in preparation for building a new gas-fired power plant. Such costs include engineering costs, professional fees and permitting fees.

Depreciation for property, plant and equipment was $3.7 million, $3.5 million and $3.4 million for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively, which amounts were charged substantially to selling, general and administrative expenses in each year. The costs of maintenance and repairs were $1.9 million, $3.4 million and $3.1 million for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively, which amounts were charged substantially to selling, general and administrative expenses each year as well.

NOTE 9 – FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank that are described in an Amended and Restated Replacement Credit Agreement (the “Credit Agreement”), dated May 15, 2017. The Credit Agreement provides a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021, with interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 2.0%. The Company may also use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business. As of January 31, 2021, and 2020, the Company had letters of credit outstanding under the Credit Agreement, but no borrowings, in the approximate amounts of $1.8 million and $9.9 million, respectively. The Company expects that it will negotiate either an extension or a replacement agreement prior to the current expiration date of the Credit Agreement.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement also includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. As of January 31, 2021, and 2020, the Company was in compliance with the financial covenants.

In support of the current project development activities of the VIE described in Note 3, the Bank issued a letter of credit, outside the scope of the Credit Agreement, in the amount of $3.4 million as of January 31, 2021, and 2020, for which the Company has provided cash collateral.

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

The Company’s operating leases primarily cover office space that expire on various dates through May 2024 and certain equipment used by the Company in the performance of its construction services contracts. Some of these equipment leases are embedded in broader agreements with subcontractors or construction equipment suppliers. The Company has no finance leases. None of the operating leases includes significant amounts for incentives, rent holidays or price escalations. Under certain lease agreements, the Company is obligated to pay property taxes, insurance, and maintenance costs.

Operating lease right-of-use assets and associated lease liabilities are recorded in the balance sheet at the lease commencement date based on the present value of future minimum lease payments to be made over the expected lease term. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate (LIBOR plus 2.0%) at the commencement date in determining the present value of future payments. The expected lease term includes any option to extend or to terminate the lease when it is reasonably certain the Company will exercise such option.

Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. Operating lease expense amounts for Fiscal 2021 and Fiscal 2020 were $1.8 million and $1.0 million, respectively. Operating lease payments for Fiscal 2021 and Fiscal 2020 were $1.8 million and $1.0 million, respectively. For operating leases as of January 31, 2021, the weighted average lease term is 30 months and the weighted average discount rate is 3.1%.

The Company also uses equipment and occupies other facilities under short-term rental agreements. Rent expense amounts incurred under operating leases and short-term rental agreements (including portions of the lease expense amounts disclosed above) and included in costs of revenues were $7.1 million, $4.0 million and $11.4 million for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. Rent expense amounts incurred under these types of arrangements (including portions of the lease expense amounts disclosed above) and included in selling, general and administrative expenses were $0.9 million, $0.7 million and $0.7 million for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.

The aggregate amounts of operating leases added during Fiscal 2021 and Fiscal 2020 were $3.0 million and $2.2 million, respectively, covering primarily certain construction-site assets required by GPS. The following is a schedule of future minimum lease payments for the operating leases that were included in the consolidated balance sheet as of January 31, 2021:

Years Ending January 31,
2022	$2,185
2023	924
2024	242
2025	92
2026	20
Total lease payments	3,463
Less interest portion	92
Present value of lease payments	3,371
Less current portion (included in accrued expenses)	2,106
Non-current portion	$1,265

The future minimum lease payments presented above include amounts due under a long-term lease covering the primary offices and plant for TRC with the founder and current chief executive officer of TRC at an annual rate of $0.3 million with a term extending through April 30, 2021. Subsequent to January 31, 2021, the term of this arrangement was extended to April 30, 2022.

Performance Bonds and Guarantees

In the normal course of business and for certain major projects, the Company may be required to obtain surety or performance bonding, to cause the issuance of letters of credit, or to provide parent company guarantees (or some combination thereof) in order to provide performance assurances to clients on behalf of its contractor subsidiaries. As these subsidiaries are wholly-owned, any actual liability is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. When sufficient information about claims on guaranteed or bonded projects would be available and monetary damages or other costs or losses would be determined to be probable, the Company would record such losses. Any amounts that may be required to be paid in excess of the estimated costs to complete contracts in progress as of January 31, 2021 are not estimable.

As of January 31, 2021, the estimated value of future work covered by outstanding performance bonds was approximately $482 million. In addition, there were bonds outstanding in the aggregate amount of approximately $43 million covering other risks including our warranty obligations related to four EPC services projects which were substantially completed by GPS during Fiscal 2019. Not all of our projects require bonding.

On behalf of APC, Argan has provided a parent company performance guarantee to its customer, the EPC services contractor on the TeesREP Project. During Fiscal 2021, in connection with the negotiation of Amendment No. 2, the Company replaced an outstanding letter of credit in the amount of $7.6 million with a surety bond.

As of January 31, 2021, the Company has also provided a financial guarantee, subject to certain terms and conditions, on behalf of GPS to an original equipment manufacturer in the amount of $3.6 million in support of business development efforts. The Company believes that the fair value of this guarantee as of January 31, 2021 is not material.

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

Self-Insurance

TRC is self-insured for exposures related to worker’s compensation and certain employee health insurance claims. Liabilities in excess of contractually limited amounts are the responsibility of an insurance carrier. Beginning in calendar year 2017, the employee health benefits for the employees of TRC, which were previously self-insured, are fully insured.

To the extent that TRC retains the risks for these exposures, including claims incurred but not reported, and for any loss amounts related to the deductibility clauses included in the Company’s other insurance policies, liabilities have been accrued based upon the Company’s best estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near-term. Management believes that reasonably possible losses, if any, for these matters, to the extent not otherwise disclosed and net of recorded accruals, will not have a material adverse effect on the Company’s future results of operations, financial position or cash flow. At January 31, 2021 and 2020, the aggregate amounts established to cover retained losses and remaining self-insured claims were included in the balances of accrued expenses in the corresponding consolidated balance sheets.

Employee Benefit Plans

The Company maintains 401(k) savings plans pursuant to which the Company makes discretionary contributions for the eligible and participating employees. The Company’s expense amounts related to these defined contribution plans were approximately $1.9 million, $1.7 million and $2.4 million for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. The Company also maintains nonqualified plans whereunder the payments of certain amounts of incentive compensation earned by key employees are deferred for periods of five to seven years; payments are conditioned on continuous employment.

NOTE 11 – LEGAL CONTINGENCIES

In the normal course of business, the Company may have pending claims and legal proceedings. In the opinion of management, based on information available at this time, there are no current claims and proceedings that could have a material adverse effect on the consolidated financial statements except for the outstanding matter described below.

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

With vigor, GPS intends to continue to assert its rights under the EPC contract with Exelon, to pursue the collection of amounts owed under the EPC contract and to defend itself against the allegations that GPS did not perform in accordance with the contract. During Fiscal 2021, most of the litigation activities of the legal teams has focused on the completion of discovery. The difficulties experienced by the legal teams in completing certain discovery activities, due in part to COVID-19 restrictions, resulted in the court granting extensions of the discovery period which is now closed for both parties. The next phase of the case is pre-trial preparations which we expect to begin later in Fiscal 2022.

Settled Legal Matters

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

On February 1, 2016, TRC was sued by a subcontractor which also made other claims, in an attempt to force TRC to pay invoices for services rendered in the total amount of $2.3 million. The parties agreed to a settlement of all claims made against each other with TRC agreeing to make a payment to the subcontractor in the amount of $0.9 million. As the total of previously accrued amounts exceeded the negotiated settlement amount, the Company recorded a gain on the settlement in the amount of $1.4 million that was included in other income for Fiscal 2019.

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

The features of the 2020 Plan are similar to those included in the 2011 Plan. Awards may include nonqualified stock options, incentive stock options, and restricted or unrestricted stock. The specific provisions for each award made pursuant to the terms of the Stock Plans are documented in a written agreement between the Company and the awardee. All stock options awarded under the Stock Plans shall have an exercise price per share at least equal to the common stock’s market value on the date of grant. Stock options shall have terms no longer than ten years. Typically, stock options are awarded with one-third of each stock option vesting on each of the first three anniversaries of the corresponding award date. As of January 31, 2021, there were approximately 2,157,400 shares of the Company’s common stock reserved for issuance under the Stock Plans; this number includes 634,832 shares of common stock available for future awards.

Summaries of stock option activity under the Company’s approved Stock Plans for Fiscal 2021, Fiscal 2020 and Fiscal 2019, along with corresponding weighted average per share amounts, are presented below (shares in thousands):

		Exercise	Remaining
	Shares	Price	Term (years)	Fair Value
Outstanding, February 1, 2018	889	$44.83	7.91	$11.74
Granted	257	$40.54
Exercised	(6)	$17.19
Outstanding, January 31, 2019	1,140	$44.01	7.54	$11.22
Granted	238	$44.76
Exercised	(61)	$26.67
Forfeited	(46)	$48.47
Outstanding, January 31, 2020	1,271	$44.83	7.18	$11.06
Granted	242	$37.26
Exercised	(68)	$24.17
Forfeited	(40)	$57.44
Outstanding, January 31, 2021	1,405	$44.17	6.90	$10.39

Exercisable, January 31, 2020	823	$45.58	6.20	$11.78
Exercisable, January 31, 2021	938	$46.09	5.95	$11.58

The changes in the number of non-vested options to purchase shares of common stock for Fiscal 2021, Fiscal 2020 and Fiscal 2019, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Non-vested, February 1, 2018	302	$13.55
Granted	257	$9.31
Vested	(184)	$14.75
Non-vested, January 31, 2019	375	$10.05
Granted	238	$9.60
Vested	(134)	$10.25
Forfeitures	(31)	$10.28
Non-vested, January 31, 2020	448	$9.74
Granted	242	$6.53
Vested	(207)	$9.98
Forfeitures	(16)	$8.52
Non-vested, January 31, 2021	467	$8.01

Pursuant to the terms of the 2011 Plan and as described in the corresponding agreements with the executives, the Company awarded performance-based restricted stock units to two senior executives in April 2020, 2019 and 2018 covering up to 45,000, 36,000 and 36,000 maximum total numbers of shares of common stock, respectively, plus a number of shares to be determined based on the amount of cash dividends deemed paid on shares earned pursuant to the awards. The release of the stock restrictions depends on the total return performance of the Company’s common stock measured against the performance of a peer-group of common stocks over three-year periods. The fair value amounts for the restricted stock units were determined by using the per share market price of the Company’s common stock on the dates of award and the target number of shares for the awards (50% of the maximum number), by assigning equal probabilities to the thirteen possible payout outcomes at the end of each three-year vesting period, and by computing the weighted average of the outcome amounts. For each award, the estimated fair value amount was calculated to be 88.5% of the aggregate market value of the target number of shares on the award date.

The fair values of stock options and restricted stock units are recorded as stock compensation expense over the vesting periods of the corresponding awards. Expense amounts related to stock awards were $2.9 million, $2.1 million and $1.6 million for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. At January 31, 2021, there was $3.6 million in unrecognized compensation cost related to outstanding stock awards that the Company expects to expense over the next three years.

The total intrinsic value amounts of the stock options exercised during Fiscal 2021, Fiscal 2020 and Fiscal 2019 were $1.5 million, $1.4 million and $0.2 million, respectively. At January 31, 2021, the aggregate market value amounts of the shares of common stock subject to outstanding and exercisable stock options that were “in-the-money” exceeded the aggregate exercise prices of such options by $6.1 million and $4.1 million, respectively.

The Company estimates the weighted average fair value of stock options on the date of award using a Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company believes that its past stock option exercise activity is sufficient to provide it with a reasonable basis upon which to estimate the expected life of newly awarded stock options. Risk-free interest rates are determined by blending the rates for three to five year US Treasury notes. The dividend yield is based on the Company's current annual regular dividend amount. The calculations of the expected volatility factors are based on the monthly closing prices of the Company’s common stock for the five-year periods preceding the dates of the corresponding awards.

The fair value amounts of stock options granted in Fiscal 2021, Fiscal 2020 and Fiscal 2019 were estimated on the corresponding dates of the awards using the Black-Scholes option-pricing model reflecting the following weighted average assumptions:

	2021	2020	2019
Dividend yield	2.7%	2.3%	2.5%
Expected volatility	30.3%	32.5%	34.5%
Risk-free interest rate	0.4%	1.9%	2.7%
Expected life (in years)	3.4	3.3	3.3

NOTE 13 – INCOME TAXES

Reconciliations of Income Tax (Expense) Benefit

The components of the amounts of income tax (expense) benefit for Fiscal 2021, Fiscal 2020 and Fiscal 2019 are presented below:

	2021	2020	2019
Current:
Federal	$6,654	$77	$3,603
State	(83)	336	(1,091)
	6,571	413	2,512
Deferred:
Federal	(7,720)	6,825	971
State	75	(185)	1,168
	(7,645)	6,640	2,139
Income tax (expense) benefit	$(1,074)	$7,053	$4,651

The amounts of interest and penalties related to income taxes that were incurred by the Company during Fiscal 2021, Fiscal 2020 and Fiscal 2019 were not material. Foreign income tax expense amounts for Fiscal 2021, Fiscal 2020 and Fiscal 2019 were not material.

The Company’s income tax amounts differed from corresponding amounts computed by applying the federal corporate income tax rate of 21% to the income (loss) before income taxes for Fiscal 2021, Fiscal 2020 and Fiscal 2019 as presented below:

	2021	2020	2019
Computed expected income tax (expense) benefit	$(5,226)	$10,030	$(9,916)
Difference resulting from:
State income taxes, net of federal tax effect	(7)	81	683
Net operating loss carryback benefit (see discussion below)	4,392	—	—
Excess executive compensation	(420)	(420)	(866)
Net operating loss carryforward adjustments	242	—	1,730
Foreign tax rate differential	173	(722)	86
Bad debt loss	160	6,205	—
Elimination of net operating loss benefits	—	(7,239)	—
Goodwill impairment losses	—	(763)	(266)
Other permanent differences, net	(468)	31	(421)
Federal research and development tax credits (see discussion below)	—	—	13,866
Adjustments and other differences	80	(150)	(245)
Income tax (expense) benefit	$(1,074)	$7,053	$4,651

A valuation allowance in the amount of $7.1 million was established against the deferred tax asset amount created by the net operating loss of APC’s subsidiary in the UK for Fiscal 2020. However, this effect was substantially offset by an income tax benefit (federal and state) for Fiscal 2020 in the amount of approximately $6.8 million that was the estimated favorable income tax impact of bad debt loss on certain loans made to APC from Argan, which were determined to be uncollectible during Fiscal 2020. Further, as the subsidiary is reporting income for Fiscal 2021, approximately $0.2 million of tax benefit was recorded for Fiscal 2021 reflecting utilization of a portion of the prior year loss.

The amount of state income tax benefit for Fiscal 2019 that is presented above reflects recognized research and development state tax credits of $2.8 million, net of federal tax-effect.

Net Operating Loss Carryback

In an effort to combat the adverse economic impacts of the COVID-19 crisis, the US Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) that was signed into law on March 27, 2020. This wide-ranging legislation was an emergency economic stimulus package that includes spending and tax breaks aimed at strengthening the US economy and funding a nationwide effort to curtail the effects of the outbreak of COVID-19. The CARES Act provided opportunities for taxpayers to evaluate their recent year income tax returns in order to identify potential tax refunds. One such area is the utilization of NOLs. The tax changes of the CARES Act temporarily suspended the limitations on the future utilization of certain NOLs and re-established a carryback period for certain losses to five years. The NOLs eligible for carryback under the CARES Act include the Company’s domestic NOL for Fiscal 2020, which was approximately $39.5 million. The Company has made the appropriate filing with the IRS requesting carryback refunds of income taxes paid for the years ended January 31, 2017, 2016 and 2015.

A deferred tax asset in the amount of $8.3 million was recorded as of January 31, 2020 associated with the income tax benefit of the NOL for Fiscal 2020. With the enactment of the CARES Act, the asset was moved to income taxes receivable (included in other current assets in the consolidated financial statements as of January 31, 2021) where the value was increased to approximately $12.7 million. The carryback provided a favorable rate benefit for the Company as the loss, which was incurred in a year where the statutory federal tax rate was 21%, has been carried back to tax years where the tax rate was higher. The substantial portion of the net amount of this additional tax benefit, approximately $4.4 million, was recorded in Fiscal 2021.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “CCA”), which includes certain business tax provisions, became law. The provisions of the CCA did not have any material effects on the Company’s financial statements for Fiscal 2021.

Research and Development Tax Credits

During Fiscal 2019, the Company completed a detailed review of the activities of its engineering staff on major EPC services projects in order to identify and quantify the amounts of research and development tax credits that may have been available to reduce prior year income taxes. This study focused on project costs incurred during the three-year period ended January 31, 2018.

Based on the results of the study, management identified and estimated significant amounts of income tax benefits that were not previously recognized in the Company’s operating results for any prior year reporting period. The amount of research and development tax credit benefit recognized in Fiscal 2019 was $16.6 million. During Fiscal 2020, deferred tax assets related to the research and development tax credits were reduced by $0.4 million. As described below, the Internal Revenue Service (the “IRS”) has concluded examinations of the Company’s consolidated federal income tax returns for Fiscal 2016 and Fiscal 2017, as amended to include research and development tax credits, and has commenced an examination of the Company’s consolidated federal income tax return for Fiscal 2018 with an expressed intent to focus on the research and development tax credit included therein. All of the aforementioned filings were made prior to January 31, 2019.

The amount of identified but unrecognized income tax benefits related to research and development tax credits as of January 31, 2021 was $5.0 million, for which the Company has established a liability for uncertain income tax return positions, most of which is included in accrued expenses as of January 31, 2021 and 2020. The final outcome of these uncertain tax positions is not yet determinable. However, the Company does not expect that the amount of unrecognized tax benefits will significantly change due to any expiration of statutes of limitation over the next 12 months. However, it is possible that the disputes with the IRS related to the Company’s federal research and development tax credits (see discussion of income tax returns below) could be resolved within the next twelve months depending on the scheduling of an appeals hearing and/or the results of negotiations with the IRS. If resolution of the disputes occurs, it would result in the Company’s elimination of at least a substantial portion of the amount of the liability for uncertain income tax positions discussed above. As of January 31, 2021, the Company does not believe that it has any other material uncertain income tax positions reflected in its accounts.

As of January 31, 2021, the balance of other current assets in the consolidated balance sheet included income tax refunds and prepaid income taxes in the total amount of $26.9 million. The income tax refunds include the amounts expected to be received from the IRS upon completion of the tax return examination appeals process identified below and the amount expected to be received from the IRS upon its processing of the Company’s NOL carryback refund request discussed above. At January 31, 2020, the consolidated balance of other current assets included a comparable balance in the amount of $14.5 million.

Deferred Taxes

The tax effects of temporary differences that are reflected in deferred taxes as of January 31, 2021 and 2020 included the following:

	2021	2020
Assets:
Net operating loss carryforwards	$14,192	$22,683
Stock awards	2,549	2,367
Research and development credit carryforwards	102	134
Purchased intangibles	234	415
Lease liabilities	775	528
Accrued expenses and other	1,422	991
	19,274	27,118

Liabilities:
Purchased intangibles	(3,513)	(3,317)
Construction contracts	(968)	(1,618)
Property and equipment	(1,801)	(1,983)
Right-of-use assets	(770)	(525)
Other	(176)	(193)
	(7,228)	(7,636)
Valuation allowances	(11,797)	(11,588)
Deferred tax assets	$249	$7,894

The Company acquired unused NOLs for federal income tax reporting purposes from TRC that are subject to limitations imposed by Section 382 of the Internal Revenue Code of 1986, as amended. These losses are subject to annual limits that reduce the aggregate amount of NOLs available to the Company in the future to approximately $6.3 million. These NOLs are available to offset future taxable income and, if not utilized, begin expiring during 2032. The Company also has certain NOLs that will be available to the Company for state income tax reporting purposes that are substantially similar to the federal NOLs.

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

Income Tax Returns

The Company is subject to federal and state income taxes in the US, and income taxes in Ireland and the UK. Tax treatments within each jurisdiction are subject to the interpretation of the related tax laws and regulations which require significant judgment to apply. The Company is no longer subject to income tax examinations by authorities for its fiscal years ended on or before January 31, 2017 except for several notable exceptions including Ireland, the UK and several states where the open periods are one year longer.

The IRS conducted an examination of the Company’s original federal consolidated income tax return for Fiscal 2016. The IRS represented to the Company that no unfavorable adjustment items were noted during this examination. However, the Company consented to an extension of the audit timeline which enabled the IRS to also examine the amendment to the income tax return, which included the research and development credit for the year. In addition, the IRS opened an examination of the Company’s amended consolidated income tax return for Fiscal 2017. In substance, these efforts evolved into simultaneously conducted examinations of the research and development credits claimed in each year.

In January 2021, the IRS issued its final revenue agents report that documents its understanding of the facts, attempts to summarize the Company’s arguments in support of the research and development claims and states its position which disagrees with the Company’s treatment of a substantial amount of the costs that support the Company’s claims for Fiscal 2016 and Fiscal 2017. After a careful review of the report, the Company has concluded that its arguments are sound and that the report does not present any new facts relating to the issues or make any new arguments that would cause it to make any adjustments to its accounting for the research and development claims as of January 31, 2021. The Company has formally protested the findings of the IRS examiner and intends to pursue its income tax position with the IRS through the established appeals process. The Company expects that the ultimate settlement of the income tax dispute will be resolved on a basis favorable to the Company.

In November 2020, the Company was notified by the IRS that it intends to examine the consolidated income tax return for Fiscal 2018, with an expressed focus on the research and development tax credit claimed therein. The Company expects that by the time the appeals process commences, its protest will dispute the results of the examinations of the tax returns for all three years. The Company believes that any resulting disagreements regarding its income taxes for Fiscal 2018 will be resolved on a basis favorable to the Company.

Supplemental Cash Flow Information

The amounts of cash paid for income taxes during Fiscal 2021, Fiscal 2020 and Fiscal 2019 were $5.5 million, $3.1 million and $3.9 million, respectively. During Fiscal 2021 and Fiscal 2020, the Company received cash refunds of previously paid income taxes from various taxing authorities in the total amounts of $1.0 million and $8.4 million, respectively. No meaningful amounts of refunds were received in Fiscal 2019.

NOTE 14 – NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

Basic and diluted net income (loss) per share amounts for Fiscal 2021, Fiscal 2020 and Fiscal 2019 are computed as follows (shares in thousands except in note (1) and (2) below the chart):

	2021	2020	2019

Net income (loss) attributable to the stockholders of Argan, Inc.	$23,851	$(42,689)	$52,036

Weighted average number of shares outstanding – basic	15,668	15,621	15,569
Effect of stock awards (1)(2)	157	—	124
Weighted average number of shares outstanding – diluted	15,825	15,621	15,693

Net income (loss) per share attributable to the stockholders of Argan, Inc.
Basic	$1.52	$(2.73)	$3.34
Diluted	$1.51	$(2.73)	$3.32
(1)	The weighted average numbers of shares determined on a dilutive basis for Fiscal 2021 and Fiscal 2019 exclude the effects of antidilutive stock options covering 638,001 and 646,500 shares of common stock, respectively, as the options had exercise prices per share in excess of the average market price per share for the applicable year.
(2)	For Fiscal 2020, the weighted average number of shares determined on a dilutive basis excludes any effect of outstanding stock awards which covered 1,303,000 shares of the Company's common stock as of January 31, 2020 as the Company incurred a net loss for the year.

NOTE 15 – CASH DIVIDENDS

In April, July, October and December 2020, the Company made regular quarterly cash dividend payments in the amount of $0.25 per share of common stock. The Company also made special cash dividend payments in the amount of $1.00 per share of common stock in July and December 2020. During Fiscal 2020 and Fiscal 2019, the Company made regular quarterly cash dividend payments of $0.25 per share of common stock.

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

Intersegment revenues and the related cost of revenues, are netted against the corresponding amounts of the segment receiving the intersegment services. For Fiscal 2021, 2020 and 2019, intersegment revenues totaled approximately $4.3 million, $3.3 million and $0.8 million, respectively. Intersegment revenues for the aforementioned periods primarily related to services provided by the industrial fabrication and field services segment to the power industry services segment and were based on prices negotiated by the parties.

Summarized below are certain operating results and financial position data of the Company’s reportable business segments for Fiscal 2021, Fiscal 2020 and Fiscal 2019. The “Other” column in each summary includes the Company’s corporate expenses.

Year Ended	Power	Industrial	Telecom
January 31, 2021	Services	Services	Services	Other	Totals
Revenues	$319,353	$65,263	$7,590	$—	$392,206
Cost of revenues	266,993	57,257	5,889	—	330,139
Gross profit	52,360	8,006	1,701	—	62,067
Selling, general and administrative expenses	21,795	7,358	1,987	7,901	39,041
Income (loss) from operations	30,565	648	(286)	(7,901)	23,026
Other income, net	1,777	—	—	82	1,859
Income (loss) before income taxes	$32,342	$648	$(286)	$(7,819)	24,885
Income tax expense					(1,074)
Net income					$23,811

Amortization of intangibles	$242	$662	$—	$—	$904
Depreciation	704	2,592	414	5	3,715
Property, plant and equipment additions	1,043	338	316	—	1,697

Current assets	$360,552	22,014	1,959	161,695	$546,220
Current liabilities	261,030	13,119	953	985	276,087
Goodwill	18,476	9,467	—	—	27,943
Total assets	394,014	42,998	3,406	162,212	602,630

Year Ended	Power	Industrial	Telecom
January 31, 2020	Services	Services	Services	Other	Totals
Revenues	$135,729	$94,682	$8,586	$—	$238,997
Cost of revenues	152,854	85,859	7,104	—	245,817
Gross (loss) profit	(17,125)	8,823	1,482	—	(6,820)
Selling, general and administrative expenses	26,835	7,810	2,135	7,345	44,125
Impairment losses	2,072	2,823	—	—	4,895
Loss from operations	(46,032)	(1,810)	(653)	(7,345)	(55,840)
Other income, net	7,535	—	—	540	8,075
Loss before income taxes	$(38,497)	$(1,810)	$(653)	$(6,805)	(47,765)
Income tax benefit					7,053
Net loss					$(40,712)

Amortization of intangibles	$291	$664	$181	$—	$1,136
Depreciation	694	2,418	396	5	3,513
Property, plant and equipment additions	5,069	1,638	340	11	7,058

Current assets	$320,257	$21,766	$2,938	$76,794	$421,755
Current liabilities	135,518	6,441	796	1,279	144,034
Goodwill	18,476	9,467	—	—	27,943
Total assets	352,034	46,321	4,549	84,636	487,540

Year Ended	Power	Industrial	Telecom
January 31, 2019	Services	Services	Services	Other	Totals
Revenues	$367,812	$101,673	$12,668	$—	$482,153
Cost of revenues	297,931	92,097	9,687	—	399,715
Gross profit	69,881	9,576	2,981	—	82,438
Selling, general and administrative expenses	23,741	7,904	1,788	7,277	40,710
Impairment loss	—	1,491	—	—	1,491
Income (loss) from operations	46,140	181	1,193	(7,277)	40,237
Other income, net	5,120	1,400	—	461	6,981
Income (loss) before income taxes	$51,260	$1,581	$1,193	$(6,816)	47,218
Income tax benefit					4,651
Net income					$51,869

Amortization of intangibles	$350	$662	$—	$—	$1,012
Depreciation	749	2,293	366	14	3,422
Property, plant and equipment additions	3,156	4,750	690	3	8,599

Current assets	$317,708	$28,878	$3,691	$66,071	$416,348
Current liabilities	66,085	13,384	879	968	81,316
Goodwill	20,548	12,290	—	—	32,838
Total assets	347,189	57,168	5,272	67,019	476,648

NOTE 17 – CUSTOMER CONCENTRATIONS

The majority of the Company’s consolidated revenues relate to performance by the power industry services segment which provided 81%, 57% and 76% of consolidated revenues for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. For Fiscal 2021, Fiscal 2020 and Fiscal 2019, the Company’s industrial services segment represented 17%, 40% and 21% of consolidated revenues, respectively.

For Fiscal 2021, the Company’s most significant customer relationships included one power industry service customer which accounted for 67% of consolidated revenues. For Fiscal 2020, the Company’s most significant customer relationships included two power industry service customers which accounted for 22% and 15% of consolidated revenues, respectively. For Fiscal 2019, the Company’s most significant customer relationships included four power industry service customers which accounted for 16%, 14%, 12% and 10% of consolidated revenues, respectively.

The accounts receivable balances from three major customers represented 26%, 11% and 11% of the corresponding consolidated balance as of January 31, 2021 and accounts receivable balances from three major customers represented 24%, 21% and 12% of the corresponding consolidated balance as of January 31, 2020. The contract asset balances related to two major customers represented 64% and 12% of the corresponding consolidated balance as of January 31, 2021. Contract asset balances related to two major customers represented 51% and 31% of the corresponding consolidated balance as of January 31, 2020.