Form 10-Q
period 2021-04-30
ARGAN INC
filed 2021-06-08
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2021

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

Common stock, $0.15 par value: 15,769,440 shares as of June 4, 2021.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 30,
	2021	2020
REVENUES	$126,341	$60,148
Cost of revenues	102,627	56,139
GROSS PROFIT	23,714	4,009
Selling, general and administrative expenses	9,892	10,344
INCOME (LOSS) FROM OPERATIONS	13,822	(6,335)
Other income, net	712	1,088
INCOME (LOSS) BEFORE INCOME TAXES	14,534	(5,247)
Income tax (expense) benefit	(3,768)	4,454
NET INCOME (LOSS)	10,766	(793)
Net loss attributable to non-controlling interests	—	(30)
NET INCOME (LOSS) ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	10,766	(763)
Foreign currency translation adjustments	(118)	(246)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$10,648	$(1,009)

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$0.68	$(0.05)
Diluted	$0.67	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	15,726	15,643
Diluted	15,961	15,643

CASH DIVIDENDS PER SHARE	$0.25	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	April 30,	January 31,
	2021	2021
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$396,675	$366,671
Short-term investments	70,075	90,055
Accounts receivable	32,379	28,713
Contract assets	26,158	26,635
Other current assets (Note 10)	33,744	34,146
TOTAL CURRENT ASSETS	559,031	546,220
Property, plant and equipment, net	19,944	20,361
Goodwill	27,943	27,943
Other purchased intangible assets, net	3,869	4,097
Deferred taxes	—	249
Right-of-use and other assets	7,185	3,760
TOTAL ASSETS	$617,972	$602,630

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$41,467	$53,295
Accrued expenses	42,050	50,750
Contract liabilities	199,548	172,042
TOTAL CURRENT LIABILITIES	283,065	276,087
Deferred taxes	350	—
Other noncurrent liabilities	3,741	4,135
TOTAL LIABILITIES	287,156	280,222

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 15,772,673 and 15,706,202 shares issued at April 30, 2021 and January 31, 2021, respectively; 15,769,440 and 15,702,969 shares outstanding at April 30, 2021 and January 31, 2021, respectively	2,366	2,356
Additional paid-in capital	154,974	153,282
Retained earnings	172,934	166,110
Accumulated other comprehensive loss	(1,199)	(1,081)
TOTAL STOCKHOLDERS’ EQUITY	329,075	320,667
Non-controlling interests	1,741	1,741
TOTAL EQUITY	330,816	322,408
TOTAL LIABILITIES AND EQUITY	$617,972	$602,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 30, 2021 AND 2020

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional		Accumulated
	Outstanding	Par	Paid-in	Retained	Other Comprehensive	Non-controlling	Total
	Shares	Value	Capital	Earnings	Loss	Interests	Equity
Balances, February 1, 2021	15,702,969	$2,356	$153,282	$166,110	$(1,081)	$1,741	$322,408
Net income	—	—	—	10,766	—	—	10,766
Foreign currency translation loss	—	—	—	—	(118)	—	(118)
Stock compensation expense	—	—	679	—	—	—	679
Stock option exercises and other share-based award settlements	66,471	10	1,013	—	—	—	1,023
Cash dividends	—	—	—	(3,942)	—	—	(3,942)
Balances, April 30, 2021	15,769,440	$2,366	$154,974	$172,934	$(1,199)	$1,741	$330,816

Balances, February 1, 2020	15,634,969	$2,346	$148,713	$189,306	$(1,116)	$1,781	$341,030
Net losses	—	—	—	(763)	—	(30)	(793)
Foreign currency translation loss	—	—	—	—	(246)	—	(246)
Stock compensation expense	—	—	642	—	—	—	642
Stock option exercises	10,000	1	176	—	—	—	177
Cash dividends	—	—	—	(3,910)	—	—	(3,910)
Balances, April 30, 2020	15,644,969	$2,347	$149,531	$184,633	$(1,362)	$1,751	$336,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,766	$(793)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Deferred income tax expense	599	8,214
Depreciation	882	937
Stock compensation expense	679	642
Lease expense	776	379
Amortization of purchased intangible assets	228	225
Other	(114)	328
Changes in operating assets and liabilities
Accounts receivable	(3,666)	14,980
Contract assets	477	344
Other assets	765	(13,600)
Accounts payable and accrued expenses	(21,552)	(8,609)
Contract liabilities	27,506	37,140
Net cash provided by operating activities	17,346	40,187

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	20,000	70,000
Purchase of short-term investment	—	(10,000)
Investment in solar energy project	(3,520)	—
Purchases of property, plant and equipment	(844)	(684)
Net cash provided by investing activities	15,636	59,316

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of cash dividends	(3,942)	(3,910)
Proceeds from the exercise of stock options	1,023	177
Net cash used in financing activities	(2,919)	(3,733)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(59)	(206)
NET INCREASE IN CASH AND CASH EQUIVALENTS	30,004	95,564
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	366,671	167,363
CASH AND CASH EQUIVALENTS, END OF PERIOD	$396,675	$262,927

SUPPLEMENTAL CASH FLOW INFORMATION (Notes 7 and 10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021

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

Through GPS and APC, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance, project development, technical and other consulting services to the power generation market, including the renewable energy sector. The wide range of customers includes independent power producers, public utilities, power plant equipment suppliers and global energy plant construction firms with projects located in the United States (the “US”), the Republic of Ireland (“Ireland”) and the United Kingdom (the “UK”). Including consolidated variable interest entities (“VIEs”), GPS and APC represent the Company’s power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southeastern region of the US and that are based on its expertise in producing, delivering and installing fabricated metal components such as piping systems and pressure vessels. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region of the US.

Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements include the accounts of Argan, its wholly-owned subsidiaries and its financially controlled VIE. All significant inter-company balances and transactions have been eliminated in consolidation.

In Note 14, the Company has provided certain financial information relating to the operating results and assets of its reportable segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions. The Company’s fiscal year ends on January 31 of each year.

The condensed consolidated balance sheet as of April 30, 2021, the condensed consolidated statements of earnings and stockholders’ equity for the three months ended April 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the three months ended April 30, 2021 and 2020 are unaudited. The condensed consolidated balance sheet as of January 31, 2021 has been derived from audited financial statements. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the US Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto, and the independent registered public accounting firm’s report thereon, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (“Fiscal 2021”).

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of April 30, 2021, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Accounting Policies

Income Taxes

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, which, among other changes, eliminates the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the expected loss for the entire year. In these instances, the estimated annual effective income tax rate shall be used to calculate the tax without limitation. The new standard also requires the recognition of a franchise (or similar) tax that is partially based on income as an income-based tax and the recording of any incremental tax that is incurred by the Company as a non-income based tax. Adoption of this new guidance, which was effective for the Company on February 1, 2021, did not alter the Company’s accounting for income taxes.

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

Variable Interest Entity

In January 2018, the Company was deemed to be the primary beneficiary of a VIE that is performing the project development activities related to the planned construction of a new natural gas-fired power plant. Consideration for the Company’s engineering and financial support includes the right to build the power plant pursuant to a turnkey engineering, procurement and construction (“EPC”) services contract that has been negotiated and announced. The account balances of the VIE are included in the condensed consolidated financial statements, including development costs incurred by the VIE during the three-month periods ended April 30, 2021 and 2020. The total amounts of the project development costs included in the balances for property, plant and equipment as of April 30, 2021 and January 31, 2021 were $7.7 million and $7.5 million, respectively. Recovery of the Company's investment in this project will most likely depend on the successful completion of the project development efforts, including the arrangement of financing for the construction and operation of the corresponding power plant.

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

Contract assets include amounts that represent the rights to receive payment for goods or services that have been transferred to the project owner, with the rights conditional upon something other than the passage of time. Contract liabilities include amounts that reflect obligations to provide goods or services for which payment has been received. Contract retentions are billed amounts which, pursuant to the terms of the applicable contract, are not paid by project owners until a defined phase of a contract or project has been completed and accepted. These retained amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. Retention amounts and the length of retention periods may vary. Retainage amounts related to active contracts are considered current regardless of the term of the applicable contract; such amounts are generally collected by the completion of the applicable contract. The total of amounts retained by project owners under construction contracts at April 30, 2021 and January 31, 2021 were $42.1 million and $36.8 million, respectively.

Variable Consideration

Amounts for contract variations for which the Company has project-owner directive for additional work or other scope change, but not for the price associated with the corresponding additional effort, are included in the transaction price when it is considered probable that the applicable costs will be recovered through a modification to the contract price. The effects of any revision to a transaction price can be determined at any time and they could be material. The Company may include in the corresponding transaction price a portion of the amount claimed in a dispute that it expects to receive from a project owner. Once a settlement of the dispute has been reached with the project owner, the transaction price may be revised again to reflect the final resolution. The aggregate amount of such contract variations included in the transaction prices that were used to determine project-to-date revenues at April 30, 2021 and January 31, 2021 were $17.6 million and $16.6 million, respectively. Variations related to the Company’s contracts typically represent modifications to the existing contracts and performance obligations, and do not represent new performance obligations. Actual costs related to any changes in the scope of the corresponding contract are expensed as they are incurred. Changes to total estimated contract costs and losses, if any, are reflected in operating results for the period in which they are determined.

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

Accounting for the Subcontract Loss

For the year ended January 31, 2019 (“Fiscal 2019”), the Company disclosed that APC was completing the mechanical installation of the boiler for a biomass-fired power plant under construction in Teesside, England, which is referred to as the Tees Renewable Energy Plant (“TeesREP”), that had encountered significant operational and contractual challenges. Subsequently, APC’s estimates of the costs of the unfavorable financial impacts of the difficulties on the TeesREP project escalated substantially. For the fiscal year ended January 31, 2020 (“Fiscal 2020”), the Company recorded a loss related to this project in the amount of $33.6 million and reversed profit in the amount of $0.7 million that had been recorded in prior fiscal years.

Construction activities on the TeesREP project were suspended on March 24, 2020 due to the COVID-19 pandemic, pending preparations being made by the contractors and subcontractors to comply with new and evolving government guidance concerning public health protocols, leaving only a small number of critical maintenance staff remaining on site. At the time of the suspension of work on the TeesREP project, APC had completed approximately 90% of its subcontracted work. However, as of April 30, 2020 and based on an updated forecast of subcontract costs, management expected that such costs for the TeesREP project at completion would exceed forecasted revenues by approximately $36.2 million. The additional subcontract loss in the amount of approximately $2.7 million was reflected in the consolidated amount of gross profit for the three months ended April 30, 2020.

Negotiated changes to the contractual arrangements for the TeesREP project and the redirected efforts of the top management of APC and the project team resulted in the reduction of the final amount of the loss incurred on the fixed-price portion of the TeesREP project to $29.5 million. Final closeout adjustments may result in future changes in the amount of this loss; however, APC has included an estimate of these costs in accrued expenses in the accompanying consolidated balance sheet as of April 30, 2021 and January 31, 2021. Project activities conducted by APC during the three-month period ended April 30, 2021, which were performed under a time and materials arrangement, were profitable.

Prior to April 30, 2021, APC completed its on-site activities at the TeesREP project location and commenced the process of resolving certain remaining contractual matters, collecting final amounts owed and confirming its commitment to perform the necessary services under its assurance warranty. The total amounts of accounts receivable and contract assets related to the TeesREP Project and included in the condensed consolidated balance sheets were $1.6 million as of April 30, 2021 and $4.7 million as of January 31, 2021.

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

At April 30, 2021, the Company had RUPO of $478.7 million. The largest portion of RUPO at any date usually relates to EPC service contracts with typical performance durations of one to three years. However, the length of certain significant construction projects may exceed three years. The Company estimates that approximately 58% of the RUPO amount at April 30, 2021 will be included in the amount of consolidated revenues that will be recognized during the latter three quarters of the fiscal year ending January 31, 2022. Most of the remaining amount of RUPO at April 30, 2021 is expected to be recognized in revenues during the fiscal year ending January 31, 2023.

Revenues for future periods will also include amounts related to customer contracts started or awarded subsequent to April 30, 2021. It is important to note that estimates may be changed in the future and that cancellations, deferrals or scope adjustments may occur related to work included in the amount of RUPO at April 30, 2021. Accordingly, RUPO may be adjusted to reflect project delays and cancellations, revisions to project scope and cost and foreign currency exchange fluctuations, or to revise estimates, as effects become known. Such adjustments may materially reduce future revenues below Company estimates.

Disaggregation of Revenues

The following table presents consolidated revenues for the three months ended April 30, 2021 and 2020, disaggregated by the geographic area where the corresponding projects were located:

	Three Months Ended April 30,
	2021	2020
United States	$115,491	$48,865
United Kingdom	6,157	10,296
Republic of Ireland	4,693	987
Consolidated Revenues	$126,341	$60,148

The major portion of the Company’s consolidated revenues are recognized pursuant to fixed-price contracts with most of the remaining portions earned pursuant to time-and-material contracts. Consolidated revenues are disaggregated by reportable segment in Note 14 to the condensed consolidated financial statements.

NOTE 3 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At April 30, 2021 and January 31, 2021, significant amounts of cash and cash equivalents were invested in government and prime money market funds with net assets invested in high-quality money market instruments. Such investments include US Treasury obligations; obligations of US government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by US government obligations. Due to market conditions, returns on money market instruments are currently minimal. The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Short-term investments as of April 30, 2021 and January 31, 2021 consisted solely of certificates of deposit purchased from Bank of America (the “Bank”) with weighted average initial maturities of less than one year. The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest which approximates fair value. Interest income is recorded when earned and is included in other income. At April 30, 2021 and January 31, 2021, the weighted average annual interest rate of the outstanding CDs was 0.2% at each period end.

In addition, the Company has a substantial portion of its cash on deposit in the US at the Bank in excess of federally insured limits. Management does not believe that the combined amount of the CD investments and the cash deposited with the Bank represents a material risk. The Company also maintains certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the UK in support of the operations of APC.

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

At April 30, 2021 and January 31, 2021, the amounts of credit losses expected by management were insignificant. The amounts of the provision for credit losses for the three months ended April 30, 2021 and 2020 were insignificant.

As of April 30, 2021, there were outstanding invoices billed to a former customer and unbilled costs incurred on the related project, with balances included in both accounts receivable and contract assets in the aggregate amount of $24.5 million. The recovery time related to this amount will most likely depend on the resolution of the outstanding legal dispute between the parties (see Note 8).

As of April 30, 2021, there were past due notes receivable from project developers in the aggregate amount of $1.8 million, for which full receipt will most likely depend on the successful financing of the related projects. The Company placed these notes receivable on a non-accrual status during Fiscal 2021.

NOTE 5 – PURCHASED INTANGIBLE ASSETS

At both April 30, 2021 and January 31, 2021, the goodwill balances related to the acquisitions of GPS and TRC were $18.5 million and $9.5 million, respectively. Management does not believe that any events or circumstances that have occurred or arisen since January 31, 2021 require an updated assessment of the goodwill balances of either GPS or TRC.

The Company’s purchased intangible assets, other than goodwill, consisted of the following elements as of April 30, 2021 and January 31, 2021:

		April 30, 2021			January 31,
	Estimated	Gross	Accumulated	Net	2021, (net
	Useful Life	Amounts	Amortization	Amounts	amounts)
Trade names
TRC	15 years	$4,499	$1,625	$2,874	$2,949
GPS	15 years	3,643	3,497	146	208
Process certifications	7 years	1,897	1,468	429	497
Customer relationships	10 years	916	496	420	443
Totals		$10,955	$7,086	$3,869	$4,097

NOTE 6 – FINANCING ARRANGEMENTS

The original term of the Company’s Amended and Restated Replacement Credit Agreement with the Bank (the “Credit Agreement”) was scheduled to expire on May 31, 2021. During April 2021, negotiations with the Bank were completed which, among other items, extended the expiration date of the Credit Agreement, as amended, to May 31, 2024 and reduced the borrowing rate. The Credit Agreement, as amended, includes the following features, among others: a lending commitment of $50.0 million including a revolving loan with interest at the 30-day LIBOR plus 1.6% (reduced from 2.0%), and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions. The Company may use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business as defined by the Bank. At April 30, 2021, the Company had $1.8 million of outstanding letters of credit issued under the Credit Agreement. Additionally, in connection with the current project development activities of the VIE that is described in Note 1, the Bank issued a letter of credit, outside the scope of the Credit Agreement, in the approximate amount of $3.4 million as of April 30, 2021 and January 31, 2021 for which the Company has provided cash collateral.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement, as amended, also includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of April 30, 2021 and January 31, 2021, the Company was in compliance with the covenants of the Credit Agreement.

NOTE 7 – COMMITMENTS

Leases

The Company’s operating leases primarily cover office space that expire on various dates through January 2025 and certain equipment used by the Company in the performance of its construction services contracts. Some of these equipment leases are embedded in broader agreements with subcontractors or construction equipment suppliers. The Company has no material finance leases. None of the operating leases includes significant amounts for incentives, rent holidays or price escalations. Under certain lease agreements, the Company is obligated to pay property taxes, insurance, and maintenance costs.

Operating lease right-of-use assets and associated lease liabilities are recorded in the balance sheet at the lease commencement date based on the present value of future minimum lease payments to be made over the expected lease term. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate (historically, LIBOR plus 2.0%) at the commencement date in determining the present value of future payments. The expected lease term includes any option to extend or to terminate the lease when it is reasonably certain the Company will exercise such option.

Operating lease expense amounts are recorded on a straight-line basis over the expected lease terms and were $0.8 million and $0.4 million for the three months ended April 30, 2021 and 2020, respectively. Operating lease payments for the three months ended April 30, 2021 and 2020 were $0.8 million and $0.4 million, respectively. For operating leases as of April 30, 2021, the weighted average lease term is 32 months and the weighted average discount rate is 3.0%.

The Company also uses equipment and occupies other facilities under short-term rental agreements. Rent expense amounts incurred under operating leases and short-term rental agreements (including portions of the lease expense amounts disclosed above) and included in costs of revenues for the three months ended April 30, 2021 and 2020 were $3.0 million and $0.6 million, respectively. Rent expense incurred under these types of arrangements (including portions of the lease expense amounts disclosed above) and included in selling, general and administrative expenses for the three months ended April 30, 2021 and 2020 was $0.2 million for both periods.

The aggregate amounts of operating leases added during the three months ended April 30, 2021 and 2020 were $0.5 million and $0.4 million, respectively. The following is a schedule of future minimum lease payments for the operating leases that were recognized in the condensed consolidated balance sheet as of April 30, 2021.

Years Ending January 31,
Remainder of 2022	$1,925
2023	967
2024	283
2025	132
2026	20
Total lease payments	3,327
Less interest portion	90
Present value of lease payments	3,237
Less current portion (included in accrued expenses)	1,997
Non-current portion	$1,240

The future minimum lease payments presented above include amounts due under a long-term lease covering the primary offices and plant for TRC with the founder and current chief executive officer of TRC at an annual rate of $0.3 million with a term extending through April 30, 2022.

Performance Bonds and Guarantees

In the normal course of business and for certain major projects, the Company may be required to obtain surety or performance bonding, to cause the issuance of letters of credit, or to provide parent company guarantees (or some combination thereof) in order to provide performance assurances to clients on behalf of its contractor subsidiaries. As these subsidiaries are wholly-owned, any actual liability is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. When sufficient information about claims on guaranteed or bonded projects would be available and monetary damages or other costs or losses would be determined to be probable, the Company would record such losses. Any amounts that may be required to be paid in excess of the estimated costs to complete contracts in progress as of April 30, 2021 are not estimable.

As of April 30, 2021, the value of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, was approximately $372 million. In addition, as of April 30, 2021, there were bonds outstanding in the aggregate amount of approximately $6.6 million covering other risks including warranty obligations related to projects completed by GPS; these bonds expire at various dates over the next twelve months. Not all of our projects require bonding.

On behalf of APC, Argan provided a parent company performance guarantee to APC’s customer, the EPC services contractor on the TeesREP project, which was supported by a performance bond issued on behalf of the customer which, in connection with the completion of subcontract construction activities, will be replaced by a warranty bond in the amount of approximately $4.2 million.

As of April 30, 2021, the Company has also provided a financial guarantee, subject to certain terms and conditions, on behalf of GPS to an original equipment manufacturer in the amount of $3.6 million in support of business development efforts. The Company believes that the fair value of this guarantee as of April 30, 2021 is not material.

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

Solar Energy Projects

The Company has made equity investments in several solar energy projects which are accounted for using the equity method of accounting. Other than the Company making initial investment payments to a new solar energy fund in the amount of approximately $3.5 million during the three-month period ended April 30, 2021, the activities related to these projects during the period were not meaningful.  As of April 30, 2021, the Company has a remaining $1.5 million cash investment commitment to the new fund.

NOTE 8 – LEGAL CONTINGENCIES

In the normal course of business, the Company may have pending claims and legal proceedings. In the opinion of management, based on information available at this time, there are no current claims and proceedings that could have a material adverse effect on the condensed consolidated financial statements except for the outstanding matter described below.

In January 2019, GPS filed a lawsuit against Exelon West Medway II, LLC and Exelon Generation Company, LLC (together referred to as “Exelon”) in the US District Court for the Southern District of New York for Exelon’s breach of contract and failure to remedy various conditions which negatively impacted the schedule and the costs associated with the construction by GPS of a gas-fired power plant for Exelon in Massachusetts. As a result, the Company believes that Exelon has received the benefits of the construction efforts of GPS and the corresponding progress made on the project without making payments to GPS for the value received (see Note 4). In March 2019, Exelon provided GPS with a notice intending to terminate the EPC contract under which GPS had been providing services to Exelon. At that time, the construction project was nearly complete and both of the power generation units included in the plant had successfully reached first fire. The completion of various prescribed performance tests and the clearance of punch-list items were the primary tasks necessary to be accomplished by GPS in order to achieve substantial completion of the power plant.

Nevertheless, and among other actions, Exelon provided contractual notice requiring GPS to vacate the construction site. Exelon has asserted that GPS failed to fulfill certain obligations under the contract and was in default, withholding payments from GPS on invoices rendered to Exelon in accordance with the terms of the contract between the parties.

With vigor, GPS intends to continue to assert its rights under the EPC contract with Exelon, to pursue the collection of amounts owed under the EPC contract and to defend itself against the allegations that GPS did not perform in accordance with the contract. The discovery period related to this litigation is now closed for both parties. No trial date has yet to be set for this lawsuit. Mediation on this matter has been set to occur in September 2021.

NOTE 9 – STOCK-BASED COMPENSATION

The Company’s board of directors may make share-based awards under the 2011 Stock Plan (the “2011 Plan”) or the 2020 Stock Plan (the “2020 Plan”) to officers, directors and key employees (together, the “Stock Plans”). On June 23, 2020, the Company’s stockholders approved the adoption of the 2020 Plan, and the allocation of 500,000 shares of the Company’s common stock for issuance thereunder. The 2020 Plan will serve to replace the 2011 Plan; the Company’s authority to make awards pursuant to the 2011 Plan will expire on July 19, 2021.

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

As of April 30, 2021, there were approximately 2,090,929 shares of the Company’s common stock reserved for issuance under the Stock Plans; this number includes 493,528 shares of common stock available for future awards.

Stock Options

A summary of stock option activity under the Company’s approved Stock Plans for the three months ended April 30, 2021, along with corresponding weighted average per share amounts, is presented below (shares in thousands):

		Exercise	Remaining
	Shares	Price	Term (years)	Fair Value
Outstanding, February 1, 2021	1,405	$44.17	6.90	$10.39
Granted	32	$54.60
Exercised	(26)	$39.37
Forfeited	(3)	$42.31
Outstanding, April 30, 2021	1,408	$44.50	6.77	$10.44
Exercisable, April 30, 2021	1,029	$45.47	6.01	$11.24

Outstanding, April 30, 2020	1,431	$43.69	7.33	$10.45
Exercisable, April 30, 2020	874	$45.78	6.17	$11.74

The change in the number of non-vested options to purchase shares of common stock for the three months ended April 30, 2021, and the weighted average fair value per share for each number, is presented below (shares in thousands):

	Shares	Fair Value
Non-vested, February 1, 2021	467	$8.01
Granted	32	$11.12
Vested	(117)	$8.06
Forfeitures	(3)	$8.67
Non-vested, April 30, 2021	379	$8.25

Non-vested, April 30, 2020	557	$8.42

The total intrinsic value amount of the stock options exercised during the three-month period ended April 30, 2021 and 2020 was $0.3 million for both periods. At April 30, 2021, the aggregate market value amounts of the shares of common stock subject to outstanding and exercisable stock options that were “in-the-money” exceeded the aggregate exercise prices of such options by $12.5 million and $9.2 million, respectively.

Restricted Stock Units

The changes in the maximum number of restricted stock units for the three months ended April 30, 2021, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Outstanding, February 1, 2021	117	$17.71
Awarded	113	$38.91
Issued	(40)	$20.64
Outstanding, April 30, 2021	190	$29.73

Outstanding, April 30, 2020	117	$17.71

Performance-Based Restricted Stock Units

Pursuant to the terms of the Stock Plans and as described in the corresponding agreements with the executives, the Company awarded performance-based restricted stock units to four senior executives in April 2021 and two senior executives in 2020, covering up to 49,000 and 45,000 maximum total numbers of shares of common stock, respectively, plus a number of shares to be determined based on the amount of cash dividends deemed paid on shares earned pursuant to the awards. The issuance of the number of shares earned under the agreements, free of related restrictions, depends on the total return performance of the Company’s common stock measured against the performance of a peer-group of common stocks over three-year periods.

During the three months ended April 30, 2021, the three-year vesting period for the restricted stock units awarded in April 2018 concluded and it was determined that 40,471 shares of common stock, including shares attributable to cash dividends, were earned pursuant to the performance criteria and other terms of the 2011 Plan and the applicable award agreements. These shares were issued to the awardees in April 2021.

Renewable Performance-Based Restricted Stock Units

In April 2021, the Company awarded renewable performance-based restricted stock units to two senior executives at GPS pursuant to the terms of the Stock Plans and as described in the corresponding agreements with the executives. Each award covers 5,000 shares of the Company’s common stock plus a number of shares to be determined based on the amount of cash dividends deemed paid on shares earned pursuant to the awards.

The issuance of the shares, free of restrictions, shall be based on the success of GPS in increasing the amount of RUPO related to renewable energy projects, as defined, during certain periods within the three-year term of each award. The awards establish RUPO hurdle amounts for separate periods of time defined in the awards, and assign a certain portion of the award shares to each hurdle. If a RUPO hurdle is exceeded (each is mutually exclusive), the number of shares earned based on the achievement of the applicable hurdle will be issued to the executives at the end of the corresponding period. If a RUPO hurdle amount is not achieved within the period of time defined in the awards, the award shares assigned to the hurdle are forfeited.

Time-Based Restricted Stock Units

In April 2021, the Company also awarded time-based restricted stock units covering 49,500 shares of common stock to senior executives and other employees pursuant to the terms of the Stock Plans and as described in the corresponding agreements with each awardee. The shares will vest in equal installments on each of the first three anniversaries of the award date. Accordingly, at each vesting date, one-third of the award shares plus a number of shares to be determined based on the amount of cash dividends deemed paid on shares earned pursuant to the awards will be issued to each awardee.

Fair Value

The fair values of stock options and restricted stock units are recorded as stock compensation expense over the terms of the corresponding awards. Expense amounts related to stock awards were $0.7 million and $0.6 million for the three months ended April 30, 2021 and 2020, respectively. At April 30, 2021, there was $7.4 million in unrecognized compensation cost related to outstanding stock awards that the Company expects to expense over the next three years.

The Company estimates the weighted average fair value of stock options on the date of award using a Black-Scholes option pricing model. The Company believes that its past stock option exercise activity is sufficient to provide it with a reasonable basis upon which to estimate the expected life of newly awarded stock options. Risk-free interest rates are determined by blending the rates for three to five year US Treasury notes. The dividend yield is based on the Company’s current annual regular dividend amount. The calculations of the expected volatility factors are based on the monthly closing prices of the Company’s common stock for the five-year periods preceding the dates of the corresponding awards.

The fair value amounts for the performance-based restricted stock units have been determined by using the per share market price of the Company’s common stock on the dates of award and the target number of shares for the awards (50% of the maximum number), by assigning equal probabilities to the thirteen possible payout outcomes at the end of each three-year term, and by computing the weighted average of the outcome amounts. For each award, the estimated fair value amount was calculated to be 88.5% of the aggregate market value of the target number of shares on the award date. For the renewable performance-based restricted stock units, which were awarded for the first time in April 2021, the fair value of each award was determined to be 50% of the aggregate market value of the shares of common stock covered by the award on the date of the award. For the time-based restricted stock units, the fair value of each award equals the aggregate market price for the number of shares covered by each award on the date of award.

NOTE 10 – INCOME TAXES

Income Tax Expense Reconciliation

The Company’s income tax amounts for the three months ended April 30, 2021 and 2020 differed from corresponding amounts computed by applying the federal corporate income tax rate of 21% to the income (loss) before income taxes for the periods as presented below:

	Three Months Ended April 30,
	2021	2020
Computed expected income tax (expense) benefit	$(3,052)	$1,102
Difference resulting from:
State income taxes, net of federal tax effect	(334)	—
Deferred tax asset adjustments	(284)	—
Net operating loss carryback benefit (see discussion below)	—	4,175
Net operating losses deemed unrealizable (UK)	—	(695)
Adjustments and other differences	(98)	(128)
Income tax (expense) benefit	$(3,768)	$4,454

Foreign income tax expense amounts for the three months ended April 30, 2021 and 2020 were not material except that for the three months ended April 30, 2020, the valuation allowance established against the unrealizable net operating loss benefits of the subsidiary located in the UK was increased by $0.7 million.

During the quarter ended April 30, 2021, the Company wrote-off previously established deferred tax assets in the amount of $0.3 million based on the estimated non-deductible portion of stock option compensation.

Net Operating Loss (“NOL”) Carryback

In an effort to combat the adverse economic impacts of the COVID-19 crisis, the US Congress passed the Coronavirus, Aid, Relief, and Economic Security Act ( the “CARES Act”) that was signed into law on March 27, 2020. This wide-ranging legislation was an emergency economic stimulus package that included spending and tax breaks aimed at strengthening the US economy and funding a nationwide effort to curtail the effects of the outbreak of COVID-19.

The tax changes of the CARES Act included a temporary suspension of the limitations on the future utilization of certain NOLs and re-established a carryback period for certain losses to five years. The NOLs eligible for carryback under the CARES Act include the Company’s domestic NOL for the year ended January 31, 2020, which was approximately $39.5 million. The Company made the appropriate filing with the Internal Revenue Service (the “IRS”) requesting carryback refunds of income taxes paid for the years ended January 31, 2017, 2016 and 2015.

A deferred tax asset in the amount of $8.3 million was recorded as of January 31, 2020 associated with the income tax benefit of the NOL for the year then ended. With the enactment of the CARES Act, the asset was moved to income taxes receivable (included in other current assets in the condensed consolidated balance sheets as of April 30, 2021 and January 31, 2021) where the value was increased to approximately $12.7 million. The carryback provided a favorable rate benefit for the Company as the loss, which was incurred in a year where the statutory federal tax rate was 21%, has been carried back to tax years where the tax rate was higher. The substantial portion of the net amount of this additional income tax benefit, estimated at the time to be approximately $4.2 million, was recorded in the three-month period ended April 30, 2020.

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

The amount of research and development tax credit benefit recognized in Fiscal 2019 was $16.6 million. During Fiscal 2020, deferred tax assets related to the research and development tax credits were reduced by $0.4 million. As described below, the IRS has concluded examinations of the Company’s consolidated federal income tax returns for the years ended January 31, 2016 (“Fiscal 2016”) and 2017 (“Fiscal 2017”), as amended to include research and development tax credits, and has commenced an examination of the Company’s consolidated federal income tax return for the year ended January 31, 2018 (“Fiscal 2018”) with an expressed intent to focus on the research and development tax credit included therein. All of the aforementioned filings were made prior to January 31, 2019.

The amount of identified but unrecognized income tax benefits related to research and development tax credits as of April 30, 2021 is $5.0 million, for which the Company has established a liability for uncertain income tax return positions, most of which is included in accrued expenses as of April 30, 2021 and January 31, 2021. The final outcome of these uncertain tax positions is not yet determinable. However, the Company does not expect that the amount of unrecognized tax benefits will significantly change due to any expiration of statutes of limitation over the next 12 months. However, it is possible that the disputes with the IRS related to the Company’s federal research and development tax credits (see discussion of income tax returns below) could be resolved within the next twelve months depending on the scheduling of an appeals hearing and/or the results of negotiations with the IRS. If resolution of the disputes occurs, it would result in the Company’s elimination of at least a substantial portion of the amount of the liability for uncertain income tax positions discussed above. As of April 30, 2021, the Company does not believe that it has any other material uncertain income tax positions reflected in its accounts.

As of April 30, 2021 and January 31, 2021, the balances of other current assets in the condensed consolidated balance sheet included income tax refunds and prepaid income taxes in the total amount of approximately $26.9 million at each date. The income tax refunds include the amounts expected to be received from the IRS upon completion of the tax return examination appeals process identified below and the amount expected to be received from the IRS upon its processing of the Company’s NOL carryback refund request discussed above.

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

The IRS conducted an examination of the Company’s original federal consolidated income tax return for Fiscal 2016. The IRS reported to the Company that no unfavorable adjustment items were noted during this examination. However, the Company consented to an extension of the audit timeline which enabled the IRS to also examine the amendment to the income tax return, which included the research and development credit for the year. In addition, the IRS opened an examination of the Company’s amended consolidated income tax return for Fiscal 2017. In substance, these efforts evolved into simultaneously conducted examinations of the research and development credits claimed in each year.

In January 2021, the IRS issued its final revenue agents report that documents its understanding of the facts, attempts to summarize the Company’s arguments in support of the research and development claims and states its position which disagrees with the Company’s treatment of a substantial amount of the costs that support the Company’s claims for Fiscal 2016 and Fiscal 2017. The Company believes that its arguments are sound and that the report does not present any new facts relating to the issues or make any new arguments that would cause it to make any adjustments to its accounting for the research and development claims as of April 30, 2021. In March 2021, the Company submitted a formal protest of the findings of the IRS examiner and intends to pursue its income tax position with the IRS through the established protest and appeals process. The Company expects that the ultimate settlement of the income tax dispute will be resolved on a basis favorable to the Company.

In November 2020, the Company was notified by the IRS that it intends to examine the consolidated income tax return for Fiscal 2018, with an expressed focus on the research and development tax credit claimed therein. The Company expects that by the time the appeals process commences, its protest will dispute the results of the examinations of the tax returns for all three years.

Supplemental Cash Flow Information

The Company was not required to make any income tax payments during the three months ended April 30, 2021 or 2020. During the three months ended April 30, 2021, the Company did not receive any income tax refunds that were material. During the three months ended April 30, 2020, the Company received cash refunds of previously paid income taxes from various taxing authorities in the total amount of $0.8 million.

NOTE 11 – NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN

Basic and diluted net income (loss) per share amounts are computed as follows (shares in thousands except in the notes):

	Three Months Ended April 30,
	2021	2020

Net income (loss) attributable to the stockholders of Argan	$10,766	$(763)

Weighted average number of shares outstanding – basic	15,726	15,643
Effect of stock awards (1)(2)	235	—
Weighted average number of shares outstanding – diluted	15,961	15,643

Net income (loss) per share attributable to the stockholders of Argan
Basic	$0.68	$(0.05)
Diluted	$0.67	$(0.05)
(1)	For the three months ended April 30, 2021, the weighted average number of shares determined on a dilutive basis excludes the effects of antidilutive stock options covering an aggregate of 279,500 shares of common stock.
(2)	For the three months ended April 30, 2020, all common stock equivalents, which covered 1,483,151 shares of common stock, were considered to be antidilutive as the Company incurred a net loss for the period.

NOTE 12 – CASH DIVIDENDS

On April 14, 2021, the Company’s board of directors declared a regular quarterly cash dividend in the amount of $0.25 per share of common stock, which was paid on April 30, 2021 to stockholders of record at the close of business on April 22, 2021. Last year, the board of directors declared a regular quarterly cash dividend of $0.25 per share of common stock, which was paid to stockholders on April 30, 2020.

NOTE 13 – CUSTOMER CONCENTRATIONS

The majority of the Company’s consolidated revenues relate to performance by the power industry services segment which provided 77% and 81% of consolidated revenues for the three months ended April 30, 2021 and 2020, respectively. The industrial services segment represented 21% and 16% of consolidated revenues for the three months ended April 30, 2021 and 2020, respectively.

The Company’s most significant customer relationships for the three months ended April 30, 2021 included one power industry service customer, which accounted for 68% of consolidated revenues. The Company’s most significant customer relationships for the three months ended April 30, 2020 included two power industry service customers, which accounted for 61% and 17% of consolidated revenues, respectively.

The accounts receivable balances from two major customers each represented 23% of the corresponding consolidated balance as of April 30, 2021. Accounts receivable balances from three major customers represented 26%, 11% and 11% of the corresponding consolidated balance as of January 31, 2021. The contract asset balance from one major customer represented 65% of the corresponding consolidated balance as of April 30, 2021. Contract asset balances from two major customers represented 64% and 12% of the corresponding consolidated balance as of January 31, 2021.

NOTE 14 – SEGMENT REPORTING

Segments represent components of an enterprise for which discrete financial information is available that is evaluated regularly by the Company’s chief executive officer, who is the chief operating decision maker, in determining how to allocate resources and in assessing performance. The Company’s reportable segments recognize revenues and incur expenses, are organized in separate business units with different management teams, customers, talents and services, and may include more than one operating segment. Intersegment revenues and the related cost of revenues are netted against the corresponding amounts of the segment receiving the intersegment services. For the three months ended April 30, 2021 and 2020, intersegment revenues totaled approximately $2.0 million and $0.6 million, respectively. Intersegment revenues for the aforementioned periods primarily related to services provided by the industrial fabrication and field services segment to the power industry services segment and were based on prices negotiated by the parties.

Summarized below are certain operating results and financial position data of the Company’s reportable business segments for the three months ended April 30, 2021 and 2020. The “Other” column in each summary includes the Company’s corporate expenses.

Three Months Ended	Power	Industrial	Telecom
April 30, 2021	Services	Services	Services	Other	Totals
Revenues	$97,172	$26,658	$2,511	$—	$126,341
Cost of revenues	78,669	21,969	1,989	—	102,627
Gross profit	18,503	4,689	522	—	23,714
Selling, general and administrative expenses	5,455	1,882	486	2,069	9,892
Income (loss) from operations	13,048	2,807	36	(2,069)	13,822
Other income, net	710	—	—	2	712
Income (loss) before income taxes	$13,758	$2,807	$36	$(2,067)	14,534
Income tax expense					(3,768)
Net income					$10,766

Amortization of intangibles	$61	$167	$—	$—	$228
Depreciation	166	607	108	1	882
Property, plant and equipment additions	602	9	232	1	844

Current assets	$371,827	$27,422	$2,433	$157,349	$559,031
Current liabilities	265,471	14,796	1,212	1,586	283,065
Goodwill	18,476	9,467	—	—	27,943
Total assets	408,442	47,840	3,974	157,716	617,972

Three Months Ended	Power	Industrial	Telecom
April 30, 2020	Services	Services	Services	Other	Totals
Revenues	$48,612	$9,744	$1,792	$—	$60,148
Cost of revenues	45,710	8,982	1,447	—	56,139
Gross profit	2,902	762	345	—	4,009
Selling, general and administrative expenses	5,928	2,123	488	1,805	10,344
Loss from operations	(3,026)	(1,361)	(143)	(1,805)	(6,335)
Other income, net	1,024	—	—	64	1,088
Loss before income taxes	$(2,002)	$(1,361)	$(143)	$(1,741)	(5,247)
Income tax benefit					4,454
Net loss					$(793)

Amortization of intangibles	$60	$165	$—	$—	$225
Depreciation	170	667	99	1	937
Property, plant and equipment additions	380	210	94	—	684

Current assets	$316,753	$22,916	$2,434	$113,633	$455,736
Current liabilities	163,674	8,184	793	455	173,106
Goodwill	18,476	9,467	—	—	27,943
Total assets	348,577	46,411	4,013	113,963	512,964

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of April 30, 2021, and the results of their operations for the three-month periods ended April 30, 2021 and 2020, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for Fiscal 2021 that was filed with the SEC on April 14, 2021 (the “Annual Report”).

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

Business Description

Argan is a holding company that conducts operations through its wholly-owned subsidiaries, GPS, APC, SMC and TRC. Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development, technical and consulting services to the power generation market, including the renewable energy sector, for a wide range of customers, including independent power project owners, public utilities, equipment suppliers and global energy plant construction firms. GPS and APC represent our power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southeastern region of the US and that are based on its expertise in producing, delivering and installing fabricated steel components such as piping systems and pressure vessels. Through SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region of the US.

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

Overview

Operating Results

Consolidated revenues for the three months ended April 30, 2021 were $126.3 million, which represented an increase of $66.2 million, or 110.1%, from consolidated revenues of $60.1 million reported for the three months ended April 30, 2020.

The revenues of the power industry services segment increased by $48.6 million to $97.2 million for the three months ended April 30, 2021, from $48.6 million reported for the three months ended April 30, 2020. The revenues of this reportable segment of our business represented 76.9% of consolidated revenues for the three months ended April 30, 2021. For the three months ended April 30, 2020, the percentage share of consolidated revenues represented by this reportable segment was 80.8%. The industrial services business of TRC reported revenues of $26.7 million for the three months ended April 30, 2021. This amount represented an increase of $16.9 million, or 173.6%, from revenues of $9.7 million reported by TRC for the three months ended April 30, 2020. Revenues provided by this reportable business segment represented 21.1% and 16.2% of corresponding consolidated revenues for the three months ended April 30, 2021 and 2020, respectively.

Consolidated gross profit for the three-month period ended April 30, 2021 was $23.7 million, or 18.8% of the corresponding consolidated revenues, which reflected primarily the favorable impacts of the higher amount of consolidated revenues and favorable contributions from all three reportable business segments. For the three-month period ended April 30, 2020, the consolidated gross profit was $4.0 million, which represented approximately 6.7% of the corresponding amount of consolidated revenues and reflected $2.7 million of subcontract loss related to APC’s TeesREP project.

Selling, general and administrative expenses for the three months ended April 30, 2021 and 2020 were $9.9 million, or 7.8% of corresponding consolidated revenues, and $10.3 million, or 17.2% of corresponding consolidated revenues, respectively.

Due primarily to the consolidated pre-tax book income reported for the three-month period ended April 30, 2021 in the amount of $14.5 million, we reported income tax expense in the amount of $3.8 million for the period. For the three-month period ended April 30, 2020, we recorded an income tax benefit in the amount of $4.5 million which amount included primarily $4.2 million of the carryback benefit related to the net operating loss incurred by us for the year ended January 31, 2020.

For the three months ended April 30, 2021, our improved overall operating performance resulted in net income attributable to our stockholders in the amount of $10.8 million, or $0.67 per diluted share. Last year, despite the favorable effect of the net operating loss carryback benefit identified above, we reported a net loss attributable to our stockholders in the amount of $0.8 million, or $0.05 per dilutive share.

The primary drivers of our improved financial performance for the three-month period ended April 30, 2021 were the increasing revenues and steady gross margin contributions associated with the construction of the Guernsey Power Station by GPS. This project represented the major portion of our business for the period.

Engineering, Procurement and Construction Service Contracts

At April 30, 2021, the project backlog for the power industry services reporting segment was approximately $0.7 billion. The comparable backlog amount as of January 31, 2021 was approximately $0.8 billion. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects (project backlog is larger than the value of remaining unsatisfied performance obligations, or RUPO, on active contracts; see Note 2 to the accompanying consolidated financial statements). Cancellations or reductions may occur that would reduce project backlog and our expected future revenues.

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

A substantial amount of the project backlog amount at April 30, 2021 was represented by the Guernsey Power Station. The ramp-up of activity on this project since August 2019 has favorably impacted our consolidated operating results since then with its increasing revenues. Substantial completion of this project is currently scheduled to occur during the second half of the fiscal year ending January 31, 2023.

In January 2020, GPS entered into an EPC services contract with Harrison Power, LLC (“Harrison Power”) to construct a 1,085 MW natural gas-fired power plant in the Village of Cadiz, Harrison County, Ohio. The project is being developed by EmberClear, the parent company of Harrison Power. On March 12, 2020, we announced that GPS had entered into an EPC services contract with NTE Connecticut, LLC to construct the Killingly Energy Center, a 650 MW natural gas-fired power plant, in Killingly, Connecticut. The facility is being developed by NTE Energy, LLC. We anticipate adding the value of each of these new contracts to project backlog at times closer to their financial close and expected start dates. We are cautiously optimistic that the start of construction activities for these projects will occur before the end of our fiscal year ending January 31, 2022. However, we cannot predict with certainty when the projects will commence. The start dates for construction are generally controlled by the project owners.

In May 2019, GPS entered into an EPC services contract to construct a 625 MW power plant in Harrison County, West Virginia. Caithness is partnered with ESC Harrison County Power, LLC to develop this project. As a limited notice to proceed with certain preliminary activities was received from the owner of this project at the time, the value of the contract was added to our project backlog. However, meaningful construction activities for the facility are not likely to begin until financial close is achieved which will probably not occur before January 31, 2022.

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

The aggregate rated electrical output amount for the natural gas-fired power plants for which we have signed EPC services contracts, including the Guernsey Power Station, is approximately 6.4 gigawatts with an aggregate initial contract value of approximately $3.0 billion and an aggregate unrealized contract value of approximately $2.6 billion as of April 30, 2021.

Despite our commitment to the construction of state-of-the-art, natural gas-fired power plants as important elements of our country’s electricity-generation mix in the future, we have been directing certain business development efforts to winning projects for the erection of utility-scale wind farms and solar fields and for the construction of hydrogen-based and other renewable energy projects. We have successfully completed these types of projects in the past and we renewed efforts to obtain new work in the renewable power sector that will complement our natural gas-fired EPC services projects going forward. During the year ended January 31, 2021, GPS began exclusive negotiations with the owners of several significant renewable projects for which we expect to begin EPC services contract activities during the fiscal year ending January 31, 2022 (“Fiscal 2022”). During the quarter ended April 30, 2021, GPS continued to provide pre-construction contract assistance, that commenced late last year, to one of these customers under a consulting services agreement.

Our efforts led to our announcement in May 2021 that GPS has entered into an EPC services contract with CPV Maple Hill Solar, LLC, an affiliate of Competitive Power Ventures, Inc. (“CPV”), to construct the Maple Hill Solar facility, which we believe will be among the largest solar-powered energy plants in Pennsylvania. Gemma also received notice to proceed with project activities immediately. Project completion is scheduled to occur during the second half of 2022. The unique Maple Hill Solar project, which is located in Cambria County, will be constructed using over 235,000 photovoltaic modules to generate approximately 100 megawatts of electrical power.

We have maintained that the delays in new business awards to GPS and the project construction starts of certain previously awarded projects relate to a variety of factors, especially in the northeastern and mid-Atlantic regions of the US. Currently, we believe that the ability of the owners of fully developed gas-fired power plant projects to close on equity and permanent debt financing was challenged by uncertainty in the capital markets caused by multiple factors including delayed capacity auctions and mounting public and political opposition to fossil-fuel energy projects.

The recent announcement by the PJM of a new capacity auction schedule may remove a certain amount of uncertainty for project developers in forecasting future streams of revenues. In fact, the results of the first capacity auction conducted by PJM in over 3 years were announced on May 2, 2021. Even though it may be disappointing for potential power plant owners to see pricing significantly lower than in prior years, over 5.6 GW of new combined cycle, gas-fired power plants cleared the auction, representing over 75% of all new capacity units. The remaining new capacity was comprised of solar and wind powered energy plants. These mixed results may result in new gas-fired power plant EPC projects continuing to be delayed until the visibility regarding future capacity revenue streams is further restored with the results of the upcoming December 2021 capacity auction for the PJM region.

However, other headwinds for future gas-fired power plant developments remain. Besides the downturn in the demand for electric power during the COVID-19 outbreak in the US that is referenced in the discussion below, factors to consider include an increase in the amount of power generating capacity provided by renewable energy assets, improvements and decreasing prices in renewable energy storage solutions including battery resources, increased environmental activism and the results of the recent presidential election in the US.

Protests against fossil-fuel related energy projects continue to garner media attention and stir public skepticism about new projects resulting in delays due to onsite protest demonstrations, indecision by local officials and lawsuits. Currently, we have a pending project for the construction of a gas-fired power plant project in Killingly, Connecticut. Although substantially all of the permits, approvals and other items necessary for the commencement of the project have been obtained by the project owner, including the securing of capacity auction payments, a financial close on project financing has not yet occurred. During this delay, opposition to the project has been voiced by various government officials and clean air advocates. We currently believe that the start of this project will occur before the end of Fiscal 2022.

In the New England and mid-Atlantic regions of the US, power plant operators are challenged by the requirements of the Regional Greenhouse Gas Initiative, or “RGGI,” which is a cooperative effort by states in these regions to cap and reduce power sector carbon dioxide emissions. In addition, various cities, counties and states have adopted clean energy and carbon-free goals or objectives with achievement expected by a certain future date, typically 10 to 30 years out. These aspirational goals may increase the risk of a new power plant becoming a stranded asset long before the end of its otherwise useful economic life, which is a risk that potential equity capital providers may be unwilling to take. The difficulty in obtaining project equity financing and the other factors identified above may be adversely impacting the planning and initial phases for the construction of new natural gas-fired power plants which continue to be deferred by project owners.

Perhaps the most significant uncertainty relates to the ambitious policies of President Biden who is proposing to make the electricity production in the US carbon free by 2035 and to put the country on the path to achieve net zero carbon emissions by 2050. As he pledged during his presidential campaign, Mr. Biden caused the US to re-join the Paris Climate Agreement and he has cancelled the permit allowing the Keystone XL Pipeline to cross the border from Canada into the US. In addition, Mr. Biden ordered a pause on the US government entering into new oil and natural gas leases on public lands or offshore waters to the extent possible, the launch of a rigorous review of all existing leasing and permitting practices related to fossil fuel development on public lands and waters, and the identification of steps that can be taken to double renewable energy production from offshore wind by 2030.

Market Outlook

The overall growth of our power business has been substantially based on the number of combined cycle gas-fired power plants built by us, as many coal-fired plants have been shut down. In 2010, coal-fired power plants accounted for about 45% of total electricity generation. By 2020, coal accounted for less than 20% of total electricity generation. On the other hand, natural-gas fired power plants provided approximately 39% of the electricity generated by utility-scale power plants in the US in 2020, representing an increase of 64% from the amount of electrical power generated by natural gas-fired power plants in 2010, which provided approximately 24% of net electricity generation for 2010. In the reference case of its Annual Energy Outlook 2021, the Energy Information Administration (“EIA”) projects that coal-fired generation will continue to decline through 2050, and will represent only 11% of the electricity generation mix by 2050. The projection for natural gas-fired plants is that they will supply 36% of the net electricity generation in the US for 2050. Undoubtedly, the long-term historic decline in the use of coal as a power source in the US has been caused, to a significant extent, by the plentiful supply of inexpensive natural gas which made it the fuel of choice for power plant developers over this period.

The share of electricity generation provided by natural gas is particularly reactive in the short term to changing natural gas prices. In recent publications, the EIA explains that natural gas prices have risen recently because of reduced supplies and higher winter heating demand. The increased natural gas prices in the US prompted firms controlling electricity generation facilities to switch fuel sources from gas to coal. The EIA states that coal-fired electrical power generation increased by nearly 40% in the US during the first four months of calendar year 2021 compared with the same period in 2020 and now accounts for 23% of total generation. However, natural gas electric power prices for 2020 were about 18% lower than prices in 2019, and they were approximately 33% lower than they were in 2018.

Nonetheless, a long-term rise in natural gas prices and the resulting reduction in the demand for natural gas-fired electricity generation, could have adverse effects on the ability of independent power producers to obtain construction and permanent financing for new natural gas-fired power plants.

The pace of the ten-year increase in the preference for natural gas as an electricity generating fuel source was energized by environmental activism and restrictive regulations targeting coal-fired power plants. Now, the environmentalist opposition against coal-fired power generation has expanded meaningfully and effectively to target all fossil fuel energy projects, including power plants and pipelines, and has evolved into powerful support for renewable energy sources.

The share of electricity generation in the US provided by utility-scale wind and solar photovoltaic facilities continues to rise meaningfully. Together, such power facilities provided approximately 8.8% and 10.6% of the total amount of electricity generated by utility-scale power facilities in 2019 and 2020, respectively. In EIA’s 2021 reference case, net electricity generation from all renewable power sources is expected to increase by more than 175%, representing over 42% of such generation, by 2050. Impetus for this growth is provided by public concerns about climate change and favorable economic factors. Environmental activism has resulted in the passage of laws and the establishment of regulations that discourage new fossil-fuel burning power plants and provide income tax advantages that promote the growth of wind and solar power. Declines in the amount of renewable power plant component and power storage costs and an increase in the scale of energy storage capacity (i.e., battery farms) have also occurred. Should the pace of development for renewable energy facilities, including wind and solar power plants, accelerate at faster rates than projected, the number of future natural gas-fired construction project opportunities may fall.

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

Nonetheless, we believe that persistently low natural gas prices over the long-term, lower power plant operating costs, higher energy generating efficiencies and the maintenance of grid resiliency should sustain the demand for modern combined cycle gas-fired power plants in the future. Natural gas is relatively clean burning, cost-effective and reliable; we believe that its benefits as a source of power are compelling. We continue to believe that the future long-term prospects for natural gas-fired power plant construction remain generally favorable as natural gas continues to be the primary source for power generation in our country. New gas-fired power plants incorporate major advances in gas-fired turbine technologies that have provided increased power plant efficiencies while providing the quick starting capabilities and the reliability that  are necessary to balance the inherent intermittencies of wind and solar powered energy plants.

It has been reported that renewables currently provide approximately 36% of electricity generation in California. Yet, last summer’s experience is that the increasing dependence on intermittent renewable energy sources, especially solar, is making it harder to ensure reliable power in California as millions of its residents lost power during a late summer heat wave. Analysis of the causes of the recent widespread power outages in Texas during a frigid stretch of winter weather is complex. The residents of Texas suffered as the severe cold froze wind turbines and the lack of sun diminished the power contributions of solar powered facilities. However, natural gas-fired power plants in Texas were forced offline as well primarily due to frozen well-site equipment and the decisions by regulators to prioritize natural gas for residential use, which caused interruptions to the supply of natural gas to the plants. However, in both states, the significant amount of renewable power capacity failed to rise to the occasion.

A diversity lesson from both power crises may be that fossil-fuel electricity generation sources remain critical elements of the power generation mix in order to assure grid reliability and the avoidance of power outages.

The North American Electric Corp. (“NERC”), the designated electric reliability organization in the US, issued its 2021 Summer Reliability Assessment on May 26, 2021 that indicated that parts of North America are at elevated or high risk of energy shortfalls during peak summer conditions. NERC noted that the events of this past year and the outlook for summer are stark reminders that in the nation’s hurry to develop a cleaner resource base, reliability and energy adequacy have to be considered.

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

We believe this is a winning combination that provides inexpensive and efficient power, enhances grid reliability and addresses the clean-air concerns of environmentalists. The building of state-of-the-art power plants with flex-fuel capability replaces coal-fired power plants in the short term with relatively clean gas-fired electricity generation. Further, such additions to the power generation fleet provide the potential for the plants to burn 100% green hydrogen gas, which would provide both base load power and long duration backup power, when the sun is not shining and the wind is not blowing, for extended periods of time and without certain harmful air emissions.

We are committed to the rational pursuit of new construction projects and the future growth of our revenues. This may result in our decision to make investments in the development and/or ownership of new projects. Because we believe in the strength of our balance sheet, we are willing to consider certain opportunities that include reasonable and manageable risks in order to assure the award of the related EPC services contracts to us. The competitive landscape in the EPC services market for natural gas-fired power plant construction has changed significantly over the last several years. While the market remains dynamic, we are moving into an era where there may be fewer competitors for new gas-fired power plant EPC services project opportunities. Several major competitors have exited the market for a variety of reasons or have been acquired. Others have announced intentions to avoid entering into fixed-price contracts. Nonetheless, the competition for new utility-scale gas-fired power plant construction opportunities is fierce and still includes multiple global firms.

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

Confidence in our financial strength and the prospects for our business going forward prompted our board of directors to declare and to pay two special cash dividends during Fiscal 2021 in the amount of $1.00 per share each, to continue to pay regular cash dividends in the amount of $0.25 per share and to authorize the use of $25.0 million to repurchase shares of our common stock.

Comparison of the Results of Operations for the Three Months Ended April 30, 2021 and 2020

We reported net income attributable to our stockholders of $10.8 million, or $0.67 per diluted share, for the three months ended April 30, 2021. For the comparable period of the prior year, we reported a net loss attributable to our stockholders of approximately $0.8 million, or $0.05 per diluted share.

The following schedule compares our operating results for the three months ended April 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended April 30,
	2021	2020	$ Change	% Change
REVENUES
Power industry services	$97,172	$48,612	$48,560	99.9%
Industrial fabrication and field services	26,658	9,744	16,914	173.6
Telecommunications infrastructure services	2,511	1,792	719	40.1
Revenues	126,341	60,148	66,193	110.1
COST OF REVENUES
Power industry services	78,669	45,710	32,959	72.1
Industrial fabrication and field services	21,969	8,982	12,987	144.6
Telecommunications infrastructure services	1,989	1,447	542	37.5
Cost of revenues	102,627	56,139	46,488	82.8
GROSS PROFIT	23,714	4,009	19,705	491.5
Selling, general and administrative expenses	9,892	10,344	(452)	(4.4)
INCOME (LOSS) FROM OPERATIONS	13,822	(6,335)	20,157	NM
Other income, net	712	1,088	(376)	(34.6)
INCOME (LOSS) BEFORE INCOME TAXES	14,534	(5,247)	19,781	NM
Income tax (expense) benefit	(3,768)	4,454	(8,222)	NM
NET INCOME (LOSS)	10,766	(793)	11,559	NM
Net loss attributable to non-controlling interests	—	(30)	30	(100.0)
NET INCOME (LOSS) ATTRIBUTABLE TO
THE STOCKHOLDERS OF ARGAN, INC.	$10,766	$(763)	$11,529	NM

NM – Not meaningful.

Revenues

Power Industry Services

The revenues of the power industry services business increased by 99.9%, or $48.6 million, to $97.2 million for the three months ended April 30, 2021 compared with revenues of $48.6 million for the three months ended April 30, 2020. The revenues of this business represented approximately 76.9% of consolidated revenues for the quarter ended April 30, 2021 and 80.8% of consolidated revenues for the prior year quarter. The primary driver for the improved performance by this reportable segment for the three months ended April 30, 2021 was the increased revenues associated with the construction of the Guernsey Power Station as this project has reached its peak level of construction activity. The revenues associated with this project represented 67.8% of consolidated revenues for the three months ended April 30, 2021.

Last year, the revenues earned by GPS on the Guernsey Power Station project represented 60.6% of consolidated revenues as activities on this project were ramping up from its start in August 2019. Results for the three-month period ended April 30, 2020 also included a meaningful contribution from APC’s TeesREP project as its revenues represented 17.0% of consolidated revenues for the period. Activities on this project have diminished considerably as APC completed its subcontracted efforts during the three-month period ended April 30, 2021. Before the end of the first quarter, APC and its customer on the TeesREP subcontract executed an agreement that documents the termination of the subcontract. Future meaningful activities should be limited to  the performance of the necessary services under its assurance-type warranty.

Industrial Fabrication and Field Services

The revenues of our industrial fabrication and field services segment (representing the business of TRC) provided 21.1% of consolidated revenues for the three-month period ended April 30, 2021, which reflected an increase in revenues of $16.9 million, or 173.6%, to $26.7 million for the period compared to revenues of $9.7 million for the three months ended April 30, 2020. TRC’s strong performance for the three-month period ended April 30, 2021 reflected a significant rise in revenues earned on field services activities during the period from the amount of revenues reported for the quarter ended April 30, 2020, as well as increases in revenues associated with pipe and vessel fabrication works. New project awards have increased TRC’s project backlog to approximately $67.1 million as of April 30, 2021 from $38.3 million as of April 30, 2020. The major customers of TRC include some of North America’s largest fertilizer producers, as well as other chemical, mining, forest products, construction and energy companies with plants, facilities and other sites located primarily in the southeastern region of the US.

Telecommunications Infrastructure Services

The revenue results of this business segment (representing the business of SMC) were $2.5 million for the three-month period ended April 30, 2021, increasing by 40.1% from $1.8 million for the three months ended April 30, 2020. Most of the increase in revenues between the quarters related to increased activities for inside-premises customers, an indication that concerns of project sponsors regarding the spread of COVID-19 threatening works performed indoors may be abating.

Cost of Revenues

With the increase in consolidated revenues for the three months ended April 30, 2021 compared with last year’s first quarter ended April 30, 2020, the consolidated cost of revenues also increased between the quarters. These costs were $102.6 million and $56.1 million for the three-month periods ended April 30, 2021 and 2020, respectively, representing an increase of approximately 82.8%.

For the three-month period ended April 30, 2021, we reported a consolidated gross profit of approximately $23.7 million, which represented a gross profit percentage of approximately 18.8% of corresponding consolidated revenues. The gross profit for the period reflected the consistent profit contribution of the construction activities related to the Guernsey Power Station project; it was also favorably impacted by the profit contributions of APC as the TeesREP project wound down towards completion. Works for this project performed during the quarter ended April 30, 2021 were profitable as they were completed pursuant to the time and materials arrangement of the subcontract, as amended. The gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments were 19.0%, 17.6% and 20.8%, respectively, for the quarter ended April 30, 2021.

Our consolidated gross profit reported for the three-month period ended April 30, 2020 was $4.0 million, which represented a gross profit percentage of approximately 6.7% of corresponding consolidated revenues. Last year, the gross profit percentage for the first quarter period was adversely affected by the continuation of challenges that confronted the management of the TeesREP project, including a suspension of construction activities due to the COVID-19 outbreak, which resulted in our recording additional loss for this project in the amount of $2.7 million during the quarter.

Selling, General and Administrative Expenses

These costs were $9.9 million and $10.3 million for the three months ended April 30, 2021 and 2020, respectively, representing 7.8% and 17.2% of consolidated revenues for the corresponding periods, respectively. We expected these costs, expressed as a percentage of corresponding revenues, to trend favorably based on a quarter-to-quarter comparison  due to the expected increase in consolidated revenues over the same periods. The reduction in actual costs between the quarters was due primarily to the increased utilization of staff by GPS on the Guernsey Power Station project. The amount for the three months ended April 30, 2020 included the costs of maintaining core members of the operations staff at GPS whose time is typically charged to active projects to a greater degree, and the costs of maintaining intact the key staff organizations at corporate headquarters, GPS, TRC and SMC.

Other Income

In April 2021 APC received a research and development credit payment from the government of the UK related to certain qualifying works performed on the TeesREP project during Fiscal 2019. Net of associated costs, the payment amount of $0.7 million, much like a grant, was included in other income for the three months ended April 30, 2021.

Typically, the amounts reported on this line include primarily income earned on funds maintained in money market accounts and interest income earned on CDs. Adverse economic reactions to the uncertainties of the COVID-19 pandemic commenced during the middle of last year’s first quarter ended April 30, 2020, including sharp reductions in investment interest rates. For the three months ended April 30, 2020, the net amount of other income was $1.1 million, including approximately $0.9 million in earnings on our temporary investments of excess cash. Other income for the three months ended April 30, 2021 was insignificant although the aggregate amount of invested funds increased between the quarters.

Income Taxes

We reported income tax expense for the three months ended April 30, 2021 in the amount of approximately $3.8 million. We estimate that our annual effective income tax rate for Fiscal 2022, before discrete items, will approximate 25.1%. This tax rate differs from the statutory federal tax rate of 21% due primarily to the unfavorable effects of state income taxes and permanent differences, including certain nondeductible executive compensation and the non-deductible portions of the out-of-pocket travel and living expenses incurred by the large numbers of our project and craft employees currently working offsite, and a write-off of certain deferred tax assets in the amount of $0.3 million. For the three months ended April 30, 2020, we recorded an income tax benefit in the amount of approximately $4.5 million, which reflected primarily the net operating loss carryback benefit amount of $4.2 million discussed above.

The wide-ranging CARES Act legislation was enacted in March 2020 as an emergency economic stimulus package including spending and tax breaks aimed at strengthening the US economy and funding a nationwide effort to curtail the effects of the outbreak of COVID-19. The tax changes of the CARES Act temporarily suspended the limitations on the future utilization of certain NOLs and re-established a carryback period for certain losses to five years. The losses eligible for carryback under the CARES Act include our consolidated NOL for the Fiscal 2020, which was approximately $39.5 million. With the filing of our consolidated federal income tax return for the year, we elected to apply the NOL against our taxable income for the years ended January 31, 2015, 2016 and 2017. The carryback provides a favorable rate benefit for us as the loss, which was incurred in a year where the statutory federal tax rate was 21%, will be carried back to tax years where the tax rate was higher.

Liquidity and Capital Resources as of April 30, 2021

At April 30, 2021 and January 31, 2021, our balances of cash and cash equivalents were $396.7 million and $366.7 million, respectively. During the three months between these dates, our working capital increased by $5.8 million to $276.0 million as of April 30, 2021 from $270.1 million as of January 31, 2021.

The net amount of cash provided by operating activities for the three months ended April 30, 2021 was $17.3 million. Our net income for the three months ended April 30, 2021, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $13.8 million. The sources of cash from operations for the three months ended April 30, 2021 also included the temporary increase in the balance of contract liabilities  associated with projects at GPS and TRC in the amount of $27.5 million. A reduction in the combined level of accounts payable and accrued expenses and an increase in the amount of accounts receivable during the three-month period ended April 30, 2021, in the respective amounts of $21.6 million and $3.7 million, represented uses of cash for the period.

Other primary sources of cash for the three months ended April 30, 2021 were the net maturities of short-term investments, certificates of deposit issued by the Bank, and the proceeds associated with the exercise of stock options in the amounts of $20.0 million and $1.0 million, respectively. Non-operating activities used cash during the three months ended April 30, 2021, including the payment of a regular cash dividend in the amount of $3.9 million, investment payments made to a solar energy fund in the amount of $3.5 million and capital expenditures in the amount of $0.8 million. As of April 30, 2021, there were no restrictions with respect to inter-company payments between GPS, TRC, APC, SMC and the holding company. However, certain loans made by Argan to APC have been determined to be uncollectible.

Last year, the net amount of cash provided by operating activities for the three months ended April 30, 2020 was $40.2 million. The sources of cash for the period included a temporary increase in the balance of contract liabilities, primarily associated with the early phases of a major construction project at GPS, and a reduction in the balances of accounts receivable, primarily at the TRC and APC operations, in the amounts of $37.1 million and $15.0 million, respectively. In addition, our net loss for the quarter ended April 30, 2020 was more than offset by the favorable adjustments related to non-cash income and expense items, which represented a net source of cash in the total amount of $9.9 million.

As described above, our income tax accounting for the quarter ended April 30, 2020 included an entry to record the carryback benefit related to our NOL incurred for Fiscal 2020 to previous tax years. The loss carryback should result in a refund of federal income taxes in the amount of $12.3 million. This tax refund receivable was included in the balance of other current assets as of April 30, 2020, which was the primary cause of the increase in this balance of $13.6 million during the quarter then ended, a use of cash.

The Company also used cash in operations during the three months ended April 30, 2020 in the amount of $8.6 million to reduce the level of accounts payable and accrued expenses.

Another primary source of cash for the three months ended April 30, 2020 was represented by the net maturities of short-term investments in the amount of $60.0 million. Non-operating activities used cash during the three months ended April 30, 2020, including the payment of a quarterly cash dividend in the total amount of $3.9 million and capital expenditures in the amount of $0.7 million.

At April 30, 2021, most of our balance of cash and cash equivalents was invested in government and prime money market funds with most of their total assets invested in cash, US Treasury obligations and repurchase agreements secured by US Treasury obligations. The major portion of our domestic operating bank account balances are maintained with the Bank. We do maintain certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the UK in support of the operations of APC.

The original term of our Credit Agreement was scheduled to expire on May 31, 2021. During April 2021, negotiations with the Bank were completed which, among other items, extended the expiration date of the Credit Agreement, as amended, to May 31, 2024 and reduced the borrowing rate. The Credit Agreement, as amended, includes the following features, among others: a lending commitment of $50.0 million including a revolving loan with interest at the 30-day LIBOR plus 1.6% (reduced from 2.0%), and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions. We may use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business as defined by the Bank. At April 30, 2021, we had $1.8 million of outstanding letters of credit issued under the Credit Agreement. Additionally, in connection with the current project development activities of the VIE, the Bank issued a letter of credit, outside the scope of the Credit Agreement, in the approximate amount of $3.4 million for which we have provided cash collateral.

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement, as amended, requires that we comply with certain financial covenants at our fiscal year-end and at each fiscal quarter-end, and includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. At April 30, 2021 and January 31, 2021, we were compliant with the covenants of the Credit Agreement.

In the normal course of business and for certain major projects, we may be required to obtain surety or performance bonding, to provide parent company guarantees, or to cause the issuance of letters of credit (or some combination thereof) in order to provide performance assurances to clients on behalf of one of our contractor subsidiaries.

If our services under a guaranteed project would not be completed or would be determined to have resulted in a material defect or other material deficiency, then we could be responsible for monetary damages or other legal remedies. As is typically required by any surety bond, we would be obligated to reimburse the issuer of any surety bond issued on behalf of a subsidiary for any cash payments made thereunder. The commitments under performance bonds generally end concurrently with the expiration of the related contractual obligation. Not all of our projects require bonding.

As of April 30, 2021, the value of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, was approximately $372 million. In addition, as of April 30, 2021, there were bonds outstanding in the aggregate amount of approximately $6.6 million covering other risks including warranty obligations related to projects completed by GPS; these bonds expire at various dates over the next twelve months.

On behalf of APC, Argan has provided a parent company performance guarantee to its customer, the EPC services contractor on the TeesREP project which was supported by a performance bond issued on behalf of the customer. In connection with the completion of the subcontract construction work, we expect the issuance of a warranty bond in the approximate amount of $4.2 million to replace the performance bond.

We have also provided a financial guarantee on behalf of GPS to an original equipment manufacturer in the amount of $3.6 million to support project developmental efforts.

When sufficient information about claims related to our performance on projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such guaranteed losses. As our subsidiaries are wholly-owned, any actual liability related to contract performance is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. Any amounts that we may be required to pay in excess of the estimated costs to complete contracts in progress as of April 30, 2021 are not estimable.

We believe that cash on hand, cash that will be provided from the maturities of short-term investments and cash generated from our future operations, with or without funds available under our Credit Agreement, as amended, will be adequate to meet our general business needs in the foreseeable future. Since the beginning of the COVID-19 pandemic, to assure an optimum level of liquidity during this period of uncertainty and to mitigate the market risks represented by the COVID-19 pandemic, management decided to temporarily maintain larger balances of cash and cash equivalents relative to short-term investments with minimal opportunity cost.

In general, we maintain significant liquid capital in our balance sheet to ensure the maintenance of our bonding capacity and to provide parent company performance guarantees for EPC and other construction projects. Any future acquisitions, or other significant unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all.

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

The table following immediately below presents the determinations of EBITDA for the three months ended April 30, 2021 and 2020, respectively (amounts in thousands).

	Three Months Ended
	April 30,
	2021	2020
Net income (loss), as reported	$10,766	$(793)
Income tax expense (benefit)	3,768	(4,454)
Depreciation	882	937
Amortization of purchased intangible assets	228	225
EBITDA	15,644	(4,085)
EBITDA of non-controlling interests	—	(30)
EBITDA attributable to the stockholders of Argan, Inc.	$15,644	$(4,055)

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

As we believe that our net cash flow provided by operations is the most directly comparable performance measure determined in accordance with US GAAP, the table below reconciles the amounts of EBITDA for the applicable three-month periods to the corresponding amounts of net cash flows provided by operating activities that are presented in our condensed consolidated statements of cash flows for the three months ended April 30, 2021 and 2020 (amounts in thousands).

	Three Months Ended
	April 30,
	2021	2020
EBITDA	$15,644	$(4,085)
Current income tax (expense) benefit	(3,169)	12,668
Stock compensation expense	679	642
Other non-cash items	662	707
(Increase) decrease in accounts receivable	(3,666)	14,980
Decrease (increase) in other assets	765	(13,600)
Decrease in accounts payable and accrued expenses	(21,552)	(8,609)
Change in contracts in progress, net	27,983	37,484
Net cash provided by operating activities	$17,346	$40,187

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

We consider the accounting policies related to revenue recognition on long-term construction contracts; income tax reporting; the accounting for business combinations; the subsequent valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee common stock-based awards; and the financial reporting associated with any significant claims or legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for special purpose entities including joint ventures and variable interest entities. An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report. During the three months ended April 30, 2021, there have been no material changes in the way we apply the critical accounting policies described therein.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which, among other changes, eliminates the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the expected loss for the entire year. In these instances, the estimated annual effective income tax rate shall be used to calculate the tax without limitation. The new standard also requires the recognition of a franchise (or similar) tax that is partially based on income as an income-based tax and the recording of any incremental tax that is incurred by us as a non-income based tax. We do not expect that the requirements of this new guidance, effective for us on February 1, 2021, will alter our accounting for income taxes.

There are no other recently issued accounting pronouncements that have not yet been adopted that we consider material to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of April 30, 2021, we had no outstanding borrowings under our financing arrangements with the Bank, as amended (see Note 6 to the accompanying condensed consolidated financial statements), which provide a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2024 with interest at 30-day LIBOR plus 1.6% going forward. During the three months ended April 30, 2021 and 2020, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk.

Financial markets around the globe are preparing for the discontinuation of LIBOR at the end of 2021, which is the widely used indicator of basis for short-term lending rates. The transition from LIBOR is market-driven, not a change required by regulation. The US and other countries are currently working to replace LIBOR with alternative reference rates. We do not expect that the replacement of LIBOR as the basis for the determination of our short-term borrowing rate will have significant effects on the financial arrangements with the Bank, as amended, or our financial reporting.

We maintain a substantial amount of our temporarily investable cash in government and prime money market funds (see Note 3 of the accompanying condensed consolidated financial statements). The balance of these funds, which was included in cash and cash equivalents in our condensed consolidated balance sheet as of April 30, 2021, was $277.4 million with earnings based on a blended annual yield of 0.04%. The significant drop in interest rates during Fiscal 2021 has caused a substantial reduction in the investment returns earned on these funds by us.

As of April 30, 2021, the weighted average annual interest rate of our short-term investments of $70.0 million and money market funds of $277.4 million was 0.07%. To illustrate the potential impact of changes in interest rates on our results of operations, we present the following hypothetical analysis, which assumes that our condensed consolidated balance sheet as of April 30, 2021 remains constant, and no further actions are taken to alter our existing interest rate sensitivity, including reinvestments. The weighted average number of days until maturity for the short-term investments and money market funds is 356 days. As the blended weighted average interest rate on our short-term investments and money market funds was 0.07% at April 30, 2021, the largest decrease in the interest rates presented below is 7 basis points (dollars in thousands).

	Increase (Decrease) in	Increase (Decrease) in	Net Increase (Decrease) in
Basis Point Change	Interest Income	Interest Expense	Income (pre-tax)
Up 300 basis points	$8,888	$—	$8,888
Up 200 basis points	5,925	—	5,925
Up 100 basis points	2,963	—	2,963
Down 7 basis points	(122)	—	(122)

With the consolidation of APC, we are subject to the effects of translating the financial statements of APC from its functional currency (Euros) into our reporting currency (US dollars). Such effects are recognized in accumulated other comprehensive loss, which is net of tax when applicable. APC remeasures transactions and subsidiary financial statements denominated in local currencies to Euros. Gains and losses on the remeasurements are recorded in the other income line of our condensed consolidated statement of earnings.

In addition, we are subject to fluctuations in prices for commodities including copper, concrete, steel products and fuel. Although we attempt to secure firm quotes from our suppliers, we generally do not hedge against increases in prices for these commodities. Commodity price risks may have an impact on our results of operations due to the fixed-price nature of many of our contracts. We attempt to include the anticipated amounts of price increases or decreases in the costs of our bids. In times of increased supply cost volatility similar to those being experienced currently, we may take other steps to reduce our risks. For example, we may hold quotes related to materials in our industrial fabrication and field services segment for only three days. For major fixed price contracts in our power industry services segment, we may mitigate material cost risks by procuring the majority of the equipment and construction supplies during the early phases of a project. During the year ended April 30, 2021, the profitability of our active jobs did not suffer meaningfully from the global surge in construction material costs.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of April 30, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to the Company and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure in the reports.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Included in Note 8 to the condensed consolidated financial statements that are included in Item 1 of Part I of this Quarterly Report on Form 10-Q is the discussion of the status of a specific legal proceeding as of April 30, 2021. In the normal course of business, we may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

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

ARGAN, INC.

June 8, 2021	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

June 8, 2021	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary