Form 10-Q
period 2021-07-31
ARGAN INC
filed 2021-09-07
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2021

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

Common stock, $0.15 par value: 15,769,440 shares as of September 3, 2021.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
REVENUES	$133,008	$87,492	$259,349	$147,640
Cost of revenues	105,356	71,862	207,983	128,001
GROSS PROFIT	27,652	15,630	51,366	19,639
Selling, general and administrative expenses	10,331	9,085	20,223	19,429
INCOME FROM OPERATIONS	17,321	6,545	31,143	210
Other (expense) income, net	(260)	451	452	1,539
INCOME BEFORE INCOME TAXES	17,061	6,996	31,595	1,749
Income tax (expense) benefit	(4,191)	(1,397)	(7,959)	3,057
NET INCOME	12,870	5,599	23,636	4,806
Net loss attributable to non-controlling interests	—	(10)	—	(40)
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	12,870	5,609	23,636	4,846
Foreign currency translation adjustments	(139)	(83)	(257)	(329)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$12,731	$5,526	$23,379	$4,517

NET INCOME PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$0.82	$0.36	$1.50	$0.31
Diluted	$0.81	$0.36	$1.48	$0.31

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	15,769	15,653	15,748	15,648
Diluted	15,982	15,788	15,978	15,767

CASH DIVIDENDS PER SHARE	$0.25	$1.25	$0.50	$1.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	July 31,	January 31,
	2021	2021
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$451,415	$366,671
Short-term investments	40,065	90,055
Accounts receivable	43,120	28,713
Contract assets	25,377	26,635
Other current assets (Note 10)	37,679	34,146
TOTAL CURRENT ASSETS	597,656	546,220
Property, plant and equipment, net	19,209	20,361
Goodwill	27,943	27,943
Other purchased intangible assets, net	3,644	4,097
Deferred taxes	—	249
Right-of-use and other assets	3,537	3,760
TOTAL ASSETS	$651,989	$602,630

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$44,317	$53,295
Accrued expenses	49,308	50,750
Contract liabilities	213,722	172,042
TOTAL CURRENT LIABILITIES	307,347	276,087
Deferred taxes	751	—
Other noncurrent liabilities	3,356	4,135
TOTAL LIABILITIES	311,454	280,222

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 15,772,673 and 15,706,202 shares issued at July 31, 2021 and January 31, 2021, respectively; 15,769,440 and 15,702,969 shares outstanding at July 31, 2021 and January 31, 2021, respectively	2,366	2,356
Additional paid-in capital	155,904	153,282
Retained earnings	181,862	166,110
Accumulated other comprehensive loss	(1,338)	(1,081)
TOTAL STOCKHOLDERS’ EQUITY	338,794	320,667
Non-controlling interests	1,741	1,741
TOTAL EQUITY	340,535	322,408
TOTAL LIABILITIES AND EQUITY	$651,989	$602,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2021 AND 2020

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional		Accumulated
	Outstanding	Par	Paid-in	Retained	Other Comprehensive	Non-controlling	Total
	Shares	Value	Capital	Earnings	Loss	Interests	Equity
Balances, May 1, 2021	15,769,440	$2,366	$154,974	$172,934	$(1,199)	$1,741	$330,816
Net income	—	—	—	12,870	—	—	12,870
Foreign currency translation loss	—	—	—	—	(139)	—	(139)
Stock compensation expense	—	—	930	—	—	—	930
Cash dividends	—	—	—	(3,942)	—	—	(3,942)
Balances, July 31, 2021	15,769,440	$2,366	$155,904	$181,862	$(1,338)	$1,741	$340,535

Balances, May 1, 2020	15,644,969	$2,347	$149,531	$184,633	$(1,362)	$1,751	$336,900
Net income (loss)	—	—	—	5,609	—	(10)	5,599
Foreign currency translation loss	—	—	—	—	(83)	—	(83)
Stock compensation expense	—	—	772	—	—	—	772
Stock option exercises	25,000	4	544	—	—	—	548
Cash dividends	—	—	—	(19,589)	—	—	(19,589)
Balances, July 31, 2020	15,669,969	$2,351	$150,847	$170,653	$(1,445)	$1,741	$324,147

Balances, February 1, 2021	15,702,969	$2,356	$153,282	$166,110	$(1,081)	$1,741	$322,408
Net income	—	—	—	23,636	—	—	23,636
Foreign currency translation loss	—	—	—	—	(257)	—	(257)
Stock compensation expense	—	—	1,609	—	—	—	1,609
Stock option exercises and other share-based award settlements	66,471	10	1,013	—	—	—	1,023
Cash dividends	—	—	—	(7,884)	—	—	(7,884)
Balances, July 31, 2021	15,769,440	$2,366	$155,904	$181,862	$(1,338)	$1,741	$340,535

Balances, February 1, 2020	15,634,969	$2,346	$148,713	$189,306	$(1,116)	$1,781	$341,030
Net income (loss)	—	—	—	4,846	—	(40)	4,806
Foreign currency translation loss	—	—	—	—	(329)	—	(329)
Stock compensation expense	—	—	1,414	—	—	—	1,414
Stock option exercises	35,000	5	720	—	—	—	725
Cash dividends	—	—	—	(23,499)	—	—	(23,499)
Balances, July 31, 2020	15,669,969	$2,351	$150,847	$170,653	$(1,445)	$1,741	$324,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,636	$4,806
Adjustments to reconcile net income to net cash provided by operating activities
Lease expense	1,938	793
Depreciation	1,741	1,858
Stock compensation expense	1,609	1,414
Deferred income tax expense	1,001	8,536
Amortization of purchased intangible assets	453	451
Other	229	399
Changes in operating assets and liabilities
Accounts receivable	(14,407)	7,532
Contract assets	1,258	6,856
Other assets	(3,161)	(17,781)
Accounts payable and accrued expenses	(8,793)	4,714
Contract liabilities	41,680	83,323
Net cash provided by operating activities	47,184	102,901

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	50,000	145,000
Purchase of short-term investment	—	(10,000)
Investment in solar energy projects	(4,085)	—
Purchases of property, plant and equipment	(1,011)	(1,133)
Net cash provided by investing activities	44,904	133,867

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of cash dividends	(7,884)	(23,499)
Proceeds from the exercise of stock options	1,023	725
Net cash used in financing activities	(6,861)	(22,774)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(483)	1,067
NET INCREASE IN CASH AND CASH EQUIVALENTS	84,744	215,061
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	366,671	167,363
CASH AND CASH EQUIVALENTS, END OF PERIOD	$451,415	$382,424

SUPPLEMENTAL CASH FLOW INFORMATION (Notes 7 and 10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

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

Through GPS and APC, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance, project development, technical and other consulting services to the power generation market, including the renewable energy sector. The wide range of customers includes independent power producers, public utilities, power plant equipment suppliers and global energy plant construction firms with projects located in the United States (the “US”), the Republic of Ireland (“Ireland”) and the United Kingdom (the “UK”). Including a consolidated variable interest entity (“VIE”), GPS and APC represent the Company’s power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southeastern region of the US and that are based on its expertise in producing, delivering and installing fabricated metal components such as piping systems and pressure vessels. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region of the US.

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

The condensed consolidated balance sheet as of July 31, 2021, the condensed consolidated statements of earnings and stockholders’ equity for the three and six months ended July 31, 2021 and 2020, and the condensed consolidated statements of cash flows for the six months ended July 31, 2021 and 2020 are unaudited. The condensed consolidated balance sheet as of January 31, 2021 has been derived from audited financial statements. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the US Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto, and the independent registered public accounting firm’s report thereon, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (“Fiscal 2021”).

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of July 31, 2021, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Accounting Policies

Income Taxes

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, which, among other changes, eliminates the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the expected loss for the entire year. In these instances, the estimated annual effective income tax rate shall be used to calculate the tax without limitation. The new standard also requires the recognition of a franchise (or similar) tax that is partially based on income as an income-based tax and the recording of any incremental tax that is incurred by the Company as a non-income based tax. The Company’s adoption of this new guidance, which was effective on February 1, 2021, did not alter the Company’s accounting for income taxes.

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

Variable Interest Entity

In January 2018, the Company was deemed to be the primary beneficiary of a VIE that is performing the project development activities related to the planned construction of a new natural gas-fired power plant. Consequently, the account balances of the VIE are included in the Company’s condensed consolidated financial statements, including development costs incurred by the VIE during the project development period. The total amounts of the project development costs included in the balances for property, plant and equipment as of July 31, 2021 and January 31, 2021 were $7.7 million and $7.5 million, respectively. Consideration for the Company’s engineering and financial support provided to the project includes the right to build the power plant pursuant to a turnkey engineering, procurement and construction (“EPC”) services contract that has been negotiated and announced.

Currently, the most significant project development hurdle for the project owner is the establishment of a fuel-supply source for the plant. The understanding of GPS is that there are viable gas supply alternatives under development by the project owner and others. Recovery of the Company’s investment in this project will depend on the successful completion of all project development efforts, which should lead to the arrangement of financing for the construction of the corresponding power plant, or the sale of the project. As currently contemplated, such financing or sale would provide cash flow sufficient for the project developer to repay the funds borrowed from GPS in full. Such repayment would represent a full recovery of GPS’s investment in the project.

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

Contract assets include amounts that represent the rights to receive payment for goods or services that have been transferred to the project owner, with the rights conditional upon something other than the passage of time. Contract liabilities include amounts that reflect obligations to provide goods or services for which payment has been received. Contract retentions are billed amounts which, pursuant to the terms of the applicable contract, are not paid by project owners until a defined phase of a contract or project has been completed and accepted. These retained amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. Retention amounts and the length of retention periods may vary. Retainage amounts related to active contracts are considered current regardless of the term of the applicable contract; such amounts are generally collected by the completion of the applicable contract. The total of amounts retained by project owners under construction contracts at July 31 and January 31, 2021 were $46.2 million and $36.8 million, respectively.

Variable Consideration

Amounts for contract variations for which the Company has project-owner directive for additional work or other scope change, but not for the price associated with the corresponding additional effort, are included in the transaction price when it is considered probable that the applicable costs will be recovered through a modification to the contract price. The effects of any revision to a transaction price can be determined at any time and they could be material. The Company may include in the corresponding transaction price a portion of the amount claimed in a dispute that it expects to receive from a project owner. Once a settlement of the dispute has been reached with the project owner, the transaction price may be revised again to reflect the final resolution. The aggregate amount of such contract variations included in the transaction prices that were used to determine project-to-date revenues at July 31, 2021 and January 31, 2021 were $12.7 million and $16.6 million, respectively. Variations related to the Company’s contracts typically represent modifications to the existing contracts and performance obligations, and do not represent new performance obligations. Actual costs related to any changes in the scope of the corresponding contract are expensed as they are incurred. Changes to total estimated contract costs and losses, if any, are reflected in operating results for the period in which they are determined.

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

Accounting for the Subcontract Loss

Construction activities being performed by APC on the mechanical installation of the boiler for a biomass-fired power plant under construction in Teesside, England, the Tees Renewable Energy Plant (“TeesREP”), were suspended in March 2020 due to the COVID-19 pandemic, pending preparations being made by the contractors and subcontractors to comply with new and evolving government guidance concerning public health protocols. At the time of the suspension of work on the TeesREP project, APC had completed approximately 90% of its subcontracted work. As of July 31, 2020 and based on an updated forecast of subcontract costs, management expected that such costs for the TeesREP project at completion would exceed forecasted revenues by approximately $32.3 million. In connection with a significant modification to the subcontract, a reduction of the subcontract loss and other favorable project-related adjustments resulted in a $2.3 million improvement in consolidated gross profit for the three months ended July 31, 2020. Project-related adjustments netted to a $0.4 million reduction in consolidated gross profit for the six months ended July 31, 2020.

Prior to January 31, 2021, additional negotiated changes to the contractual arrangements for the TeesREP project and the redirected efforts of the top management of APC and the project team resulted in the subsequent reduction of the final amount of the loss incurred on the fixed-price portion of the TeesREP project to $29.5 million. The construction activities of APC during the six months ended July 31, 2021, up to the completion of the project, were performed under a time and materials arrangement. The total amounts of accounts receivable and contract assets related to the TeesREP project and included in the condensed consolidated balance sheets were less than $0.1 million as of July 31, 2021 and were $4.7 million as of January 31, 2021.

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

At July 31, 2021, the Company had RUPO of $467.9 million. The largest portion of RUPO at any date usually relates to EPC service contracts with typical performance durations of one to three years. However, the length of certain significant construction projects may exceed three years. The Company estimates that approximately 47% of the RUPO amount at July 31, 2021 will be included in the amount of consolidated revenues that will be recognized during the second half of the fiscal year ending January 31, 2022. Most of the remaining amount of RUPO at July 31, 2021 is expected to be recognized in revenues during the fiscal year ending January 31, 2023.

Revenues for future periods will also include amounts related to customer contracts awarded subsequent to July 31, 2021. It is important to note that estimates may be changed in the future and that cancellations, deferrals or scope adjustments may occur related to work included in the amount of RUPO at July 31, 2021. Accordingly, RUPO may be adjusted to reflect project delays and cancellations, revisions to project scope and cost and foreign currency exchange fluctuations, or to revise estimates, as effects become known. Such adjustments may materially reduce future revenues below Company estimates.

Disaggregation of Revenues

The following table presents consolidated revenues for the three and six months ended July 31, 2021 and 2020, disaggregated by the geographic area where the corresponding projects were located:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
United States	$123,380	$83,510	$238,871	$132,375
Republic of Ireland	7,998	1,442	12,691	2,429
United Kingdom	1,630	2,540	7,787	12,836
Consolidated Revenues	$133,008	$87,492	$259,349	$147,640

The major portion of the Company’s consolidated revenues are recognized pursuant to fixed-price contracts with most of the remaining portions earned pursuant to time-and-material contracts. Consolidated revenues are disaggregated by reportable segment in Note 14 to the condensed consolidated financial statements.

NOTE 3 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At July 31, 2021 and January 31, 2021, significant amounts of cash equivalents were invested in government and prime money market funds with net assets invested in high-quality money market instruments. Such investments include US Treasury obligations; obligations of US government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by US government obligations. Due to market conditions, returns on money market instruments are currently minimal. The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Short-term investments as of July 31, 2021 and January 31, 2021 consisted solely of certificates of deposit purchased from Bank of America (the “Bank”) with weighted average initial maturities of less than one year. The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest which approximates fair value. Interest income is recorded when earned and is included in other income. At July 31, 2021 and January 31, 2021, the weighted average annual interest rates of the outstanding CDs was 0.2% at each period end.

The Company has a substantial portion of its cash on deposit in the US. The Company also maintains certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the UK in support of the operations of APC. Management does not believe that the combined amount of the CD investments and the cash deposited with the Bank and financial institutions in Ireland and the UK, in excess of government-insured levels, represents a material risk.

NOTE 4 – ACCOUNTS AND NOTES RECEIVABLE

The Company generally extends credit to a customer based on an evaluation of the customer’s financial condition without requiring tangible collateral. Exposure to losses on accounts and notes receivable is expected to differ due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and may establish an allowance for credit losses based on management’s estimate of the loss that is expected to occur over the remaining life of the particular financial asset. The amounts of the provisions for credit losses for the three and six months ended July 31, 2021 and 2020 were insignificant. The allowances for credit losses as of July 31 and January 31, 2021 were also insignificant.

As of July 31 and January 31, 2021, there were outstanding invoices billed to a former customer and unbilled costs incurred on the related project, with balances included in both accounts receivable and contract assets in the aggregate amount of $24.5 million. The recovery time related to this amount will most likely depend on the resolution of the outstanding legal dispute between the parties (see Note 8).

As of July 31 and January 31, 2021, there were past due notes receivables from project developers in the aggregate amount of $1.8 million, for which full receipt will most likely depend on the successful financing of the related projects. The Company placed these notes receivables on a non-accrual status during Fiscal 2021.

NOTE 5 – PURCHASED INTANGIBLE ASSETS

At both July 31, 2021 and January 31, 2021, the goodwill balances related to the acquisitions of GPS and TRC were $18.5 million and $9.5 million, respectively. Management does not believe that any events or circumstances that have occurred or arisen since January 31, 2021 require an updated assessment of the goodwill balances of either GPS or TRC.

The Company’s purchased intangible assets, other than goodwill, consisted of the following elements as of July 31, 2021 and January 31, 2021:

		July 31, 2021			January 31,
	Estimated	Gross	Accumulated	Net	2021, (net
	Useful Life	Amounts	Amortization	Amounts	amounts)
Trade names
TRC	15 years	$4,499	$1,700	$2,799	$2,949
GPS	15 years	3,643	3,557	86	208
Process certifications	7 years	1,897	1,535	362	497
Customer relationships	10 years	916	519	397	443
Totals		$10,955	$7,311	$3,644	$4,097

NOTE 6 – FINANCING ARRANGEMENTS

During April 2021, the Company amended its Amended and Restated Replacement Credit Agreement with the Bank (the “Credit Agreement”). The amendment extended the expiration date of the Credit Agreement to May 31, 2024 and reduced the borrowing rate. The Credit Agreement, as amended, includes the following features, among others: a lending commitment of $50.0 million including a revolving loan with interest at the 30-day LIBOR plus 1.6% (reduced from 2.0%), and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions. The Company may use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business as defined in the Credit Agreement.

At July 31, 2021, the Company did not have any outstanding letters of credit issued under the Credit Agreement. However, in connection with the current project development activities of the VIE that is described in Note 1, the Bank issued a letter of credit, outside the scope of the Credit Agreement, in the approximate amount of $3.4 million as of July 31, 2021 and January 31, 2021 for which the Company has provided cash collateral.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement, as amended, includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of July 31, 2021 and January 31, 2021, the Company was in compliance with the covenants of the Credit Agreement.

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

Operating lease right-of-use assets and associated lease liabilities are recorded in the balance sheet at the lease commencement date based on the present value of future minimum lease payments to be made over the expected lease term. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate (currently LIBOR plus 1.6%) at the commencement date in determining the present value of future payments. The expected lease term includes any option to extend or to terminate the lease when it is reasonably certain the Company will exercise such option.

Operating lease expense amounts are recorded on a straight-line basis over the expected lease terms and were $1.1 million and $1.9 million for the three and six months ended July 31, 2021, respectively, and were $0.4 million and $0.8 million for the three and six months ended July 31, 2020, respectively. Operating lease payments for the three and six months ended July 31, 2021 were $1.1 million and $1.9 million, respectively, and they were $0.4 million and $0.8 million for the three and six months ended July 31, 2020, respectively. For operating leases as of July 31, 2021, the weighted average lease term is 27 months and the weighted average discount rate is 2.9%.

The Company also uses equipment and occupies other facilities under short-term rental agreements. Rent expense amounts incurred under operating leases and short-term rental agreements (including portions of the lease expense amounts disclosed above) and included in costs of revenues for the three and six months ended July 31, 2021 were $3.3 million and $6.3 million, respectively. Rent expense incurred under these types of arrangements and included in costs of revenues for the three and six months ended July 31, 2020 was $1.4 million and $2.0 million, respectively. Rent expense incurred under these types of arrangements (including portions of the lease expense amounts disclosed above) and included in selling, general and administrative expenses for the three and six months ended July 31, 2021 was $0.3 million and $0.5 million, respectively. Rent expense incurred under these types of arrangements and included in selling, general and administrative expenses for the three and six months ended July 31, 2020 was $0.2 million and $0.4 million, respectively.

The aggregate amounts of operating leases added during the six months ended July 31, 2021 and 2020 were $0.8 million and $1.5 million, respectively. The following is a schedule of future minimum lease payments for the operating leases that were recognized in the condensed consolidated balance sheet as of July 31, 2021.

Years Ending January 31,
Remainder of 2022	$1,438
2023	743
2024	283
2025	132
2026	20
Total lease payments	2,616
Less interest portion	233
Present value of lease payments	2,383
Less current portion (included in accrued expenses)	1,776
Non-current portion (included in other noncurrent liabilities)	$607

The future minimum lease payments presented above include amounts due under a long-term lease covering the primary offices and plant for TRC with the founder and current chief executive officer of TRC at an annual rate of $0.3 million with a term extending through April 30, 2022.

Performance Bonds and Guarantees

In the normal course of business and for certain major projects, the Company may be required to obtain surety or performance bonding, to cause the issuance of letters of credit, or to provide parent company guarantees (or some combination thereof) in order to provide performance assurances to clients on behalf of its contractor subsidiaries. As these subsidiaries are wholly-owned, any actual liability is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. When sufficient information about claims on guaranteed or bonded projects would be available and monetary damages or other costs or losses would be determined to be probable, the Company would record such losses. Any amounts that may be required to be paid in excess of the estimated costs to complete contracts in progress as of July 31, 2021 are not estimable.

As of July 31, 2021, the value of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, was approximately $295.9 million. In addition, as of July 31, 2021, there were bonds outstanding in the aggregate amount of approximately $5.7 million covering other risks including warranty obligations related to completed activities; these bonds expire at various dates over the next seven months. Not all of our projects require bonding.

As of July 31, 2021, the Company has also provided a financial guarantee, subject to certain terms and conditions, on behalf of GPS to an original equipment manufacturer in the amount of $3.6 million in support of business development efforts. The Company believes that the fair value of this guarantee as of July 31, 2021 is not material.

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

NOTE 9 – STOCK-BASED COMPENSATION

On June 23, 2020, the Company’s stockholders approved the adoption of the 2020 Stock Plan (the “2020 Plan”), and the allocation of 500,000 shares of the Company’s common stock for issuance thereunder. The Company’s board of directors may make share-based awards under the 2020 Stock Plan to officers, directors and key employees. The 2020 Plan replaces the 2011 Stock Plan (the “2011 Plan”); the Company’s authority to make awards pursuant to the 2011 Plan expired on July 19, 2021. Together, the 2020 Plan and the 2011 Plan are hereinafter referred to as the “Stock Plans.”

The features of the 2020 Plan are similar to those included in the 2011 Plan. Awards may include nonqualified stock options, incentive stock options,  and restricted or unrestricted stock. The specific provisions for each award made pursuant to the terms of the 2020 Plan are documented in a written agreement between the Company and the awardee. All stock options awarded under the 2020 Plan shall have an exercise price per share at least equal to the common stock’s market value on the date of grant. Stock options shall have terms no longer than ten years. Typically, stock options are awarded with one-third of each stock option vesting on each of the first three anniversaries of the corresponding award date.

As of July 31, 2021, there were approximately 2,063,000 shares of common stock reserved for issuance under the Stock Plans; this number includes 475,000 shares of common stock available for future awards under the 2020 Plan.

Stock Options

A summary of stock option activity under the Company’s approved Stock Plans for the six months ended July 31, 2021 and 2020, along with corresponding weighted average per share amounts, is presented below (shares in thousands):

		Exercise	Remaining
	Shares	Price	Term (years)	Fair Value
Outstanding, February 1, 2021	1,405	$44.17	6.90	$10.39
Granted	32	$54.60
Exercised	(26)	$39.37
Forfeited	(13)	$52.26
Outstanding, July 31, 2021	1,398	$44.42	6.51	$10.41
Exercisable, July 31, 2021	1,022	$45.34	5.76	$11.20

Outstanding, July 31, 2020	1,392	$44.04	7.15	$10.51
Exercisable, July 31, 2020	843	$46.38	6.00	$11.87

The changes in the number of non-vested options to purchase shares of common stock for the six months ended July 31, 2021 and 2020, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Non-vested, February 1, 2021	467	$8.01
Granted	32	$11.12
Vested	(117)	$8.06
Forfeitures	(6)	$7.41
Non-vested, July 31, 2021	376	$8.27

Non-vested, July 31, 2020	549	$8.44

The total intrinsic value amounts of the stock options exercised during the six months ended July 31, 2021 and 2020 were $0.3 million and $0.8 million, respectively. At July 31, 2021, the aggregate market value amounts of the shares of common stock subject to outstanding and exercisable stock options that were “in-the-money” exceeded the aggregate exercise prices of such options by $7.3 million and $5.6 million, respectively.

Restricted Stock Units

The changes in the maximum number of restricted stock units for the six months ended July 31, 2021, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Outstanding, February 1, 2021	117	$17.71
Awarded	113	$38.91
Issued	(40)	$20.64
Outstanding, July 31, 2021	190	$29.73

Outstanding, July 31, 2020	117	$17.71

Performance-Based Restricted Stock Units

Pursuant to the terms of the Stock Plans and as described in the corresponding agreements with the executives, the Company awarded performance-based restricted stock units to four senior executives in April 2021 and two senior executives in April 2020, covering up to 49,000 and 45,000 maximum total numbers of shares of common stock, respectively, plus a number of shares to be determined based on the amount of cash dividends deemed paid on shares earned pursuant to the awards. The issuance of the number of shares earned under the agreements, free of related restrictions, depends on the total return performance of the Company’s common stock measured against the performance of a peer-group of common stocks over three-year periods.

During the six months ended July 31, 2021, the three-year vesting period for the restricted stock units awarded in April 2018 concluded and it was determined that 40,471 shares of common stock, including shares attributable to cash dividends, were earned pursuant to the performance criteria and other terms of the 2011 Plan and the applicable award agreements. These shares were issued to the awardees in April 2021.

Renewable Performance-Based Restricted Stock Units

In April 2021, the Company awarded renewable energy project performance-based restricted stock units to two senior executives at GPS as described in the corresponding agreements with the executives. Each award covers 5,000 shares of the Company’s common stock plus a number of shares to be determined based on the amount of cash dividends deemed paid on shares earned pursuant to the awards.

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

Fair Value

The fair value amounts of stock options and restricted stock units are recorded as stock compensation expense over the terms of the corresponding awards. Expense amounts related to stock awards were $0.9 million and $0.8 million for the three months ended July 31, 2021 and 2020, respectively. Expense amounts related to stock awards were $1.6 million and $1.4 million for the six months ended July 31, 2021 and 2020, respectively.

At July 31, 2021, there was $6.4 million in unrecognized compensation cost related to outstanding stock awards that the Company expects to expense over the next three years.

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

NOTE 10 – INCOME TAXES

Income Tax Expense Reconciliation

The Company’s income tax amounts for the six months ended July 31, 2021 and 2020 differed from corresponding amounts computed by applying the federal corporate income tax rate of 21%to the income before income taxes for the periods as presented below:

	Six Months Ended July 31,
	2021	2020
Computed expected income tax expense	$(6,635)	$(367)
Difference resulting from:
State income taxes, net of federal tax effect	(719)	(44)
Deferred tax asset adjustments	(283)	—
Net operating loss carryback benefit (see discussion below)	—	4,286
Realizable (unrealizable) NOL benefit (UK)	18	(582)
Adjustments and other differences	(340)	(236)
Income tax (expense) benefit	$(7,959)	$3,057

Foreign income tax expense for the six months ended July 31, 2021 was $0.4 million; the foreign tax expense amount for the six months ended July 31, 2020 was not material.

During the six months ended July 31, 2021, the Company wrote-off previously established deferred tax assets in the amount of $0.3 million based on the estimated non-deductible portion of stock option compensation.

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

The tax changes of the CARES Act included a temporary suspension of the limitations on the future utilization of certain NOLs and re-established a carryback period for certain losses to five years. The NOLs eligible for carryback under the CARES Act include the Company’s domestic NOL for the year ended January 31, 2020 (“Fiscal 2020”), which was approximately $39.5 million. The Company made the appropriate filing with the Internal Revenue Service (the “IRS”) requesting carryback refunds of income taxes paid for the years ended January 31, 2017 (“Fiscal 2017”), 2016 (“Fiscal 2016”) and 2015 (“Fiscal 2015”).

A deferred tax asset in the amount of $8.3 million was recorded as of January 31, 2020 associated with the income tax benefit of the NOL for the year then ended. With the enactment of the CARES Act, the asset was moved to income taxes receivable (included in other current assets in the condensed consolidated balance sheets as of July 31, 2021 and January 31, 2021) where the value was increased to approximately $12.7 million. The carryback provided a favorable rate benefit for the Company as the loss, which was incurred in a year where the statutory federal tax rate was 21%, has been carried back to tax years where the tax rate was higher. The substantial portion of the net amount of this additional income tax benefit, estimated at the time to be approximately $4.2 million, was recorded in the six-month period ended July 31, 2020.

Research and Development Tax Credits

During the year ended January 31, 2019 (“Fiscal 2019”), the Company completed a detailed review of the activities of its engineering staff on major EPC services projects in order to identify and quantify the amounts of research and development tax credits that may have been available to reduce prior year income taxes. This study focused on project costs incurred during the three-year period ended January 31, 2018. Based on the results of the study, management identified and estimated significant amounts of income tax benefits that were not previously recognized in the Company’s operating results for any prior year reporting period.

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

The amount of identified but unrecognized income tax benefits related to research and development tax credits as of July 31, 2021 is $5.0 million, for which the Company has established a liability for uncertain income tax return positions, most of which is included in accrued expenses as of July 31, 2021 and January 31, 2021. The final outcome of these uncertain tax positions is not yet determinable. However, the Company does not expect that the amount of unrecognized tax benefits will significantly change due to any expiration of statutes of limitation over the next 12 months. However, it is possible that the disputes with the IRS related to the Company’s federal research and development tax credits (see discussion of income tax returns below) could be resolved within the next twelve months depending on the scheduling of an appeals hearing and/or the results of negotiations with the IRS. If resolution of the disputes occurs, it would result in the Company’s elimination of at least a substantial portion of the amount of the liability for uncertain income tax positions discussed above. As of July 31, 2021, the Company does not believe that it has any other material uncertain income tax positions reflected in its accounts.

As of July 31, 2021 and January 31, 2021, the balances of other current assets in the condensed consolidated balance sheet included income tax refunds receivable and prepaid income taxes in the total amounts of approximately $25.9 million and $26.9 million, respectively. The income tax refunds include the amounts expected to be received from the IRS upon completion of the tax return examination appeals process identified below and the amount expected to be received from the IRS upon its processing of the Company’s NOL carryback refund request discussed above.

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

In January 2021, the IRS issued its final revenue agents report that documents its understanding of the facts, attempts to summarize the Company’s arguments in support of the research and development claims and states its position which disagrees with the Company’s treatment of a substantial amount of the costs that support the Company’s claims for Fiscal 2016 and Fiscal 2017. The Company believes that its arguments are sound and that the report does not present any new facts relating to the issues or make any new arguments that would cause it to make any adjustments to its accounting for the research and development claims as of July 31, 2021. In March 2021, the Company submitted a formal protest of the findings of the IRS examiner and is pursuing its income tax position with the IRS through the established protest and appeals process. The Company expects that the ultimate settlement of the income tax dispute will be resolved on a basis favorable to the Company.

In November 2020, the Company was notified by the IRS that it intends to examine the consolidated income tax return for Fiscal 2018, with an expressed focus on the research and development tax credit claimed therein. By the time the appeals process commences, our protest may dispute the results of the examinations of the tax returns for all three years.

Solar Energy Projects

During the six months ended July 31, 2021, the Company invested approximately $4.1 million in a limited liability company that makes equity investments in solar energy projects that are eligible to receive energy tax credits. The passive investment has been accounted for under the equity method and reported within other assets in our condensed consolidated balance sheet. Each tax credit, when realized, is recognized as a reduction of the corresponding investment balance in accordance with the deferral method. Investment tax credits in the approximate amount of $3.0 million were recognized during the six months ended July 31, 2021. As of July 31, 2021, the Company’s remaining cash investment commitment was approximately $0.9 million.

At July 31, 2021, the corresponding investment balance was adjusted to reflect its share of the loss of the investment entity in the amount of approximately $0.3 million, which has been included in other (expense) income in the Company’s condensed consolidated statement of earnings for the three and six months ended July 31, 2021. The Company has also established deferred taxes related to the difference in the book and tax bases of the investments. This investment is expected to provide a positive overall return over the six-year expected life of the investment.

Supplemental Cash Flow Information

The amounts of cash paid for income taxes during the six months ended July 31, 2021 and 2020 were $7.5 million (including the $4.1 million solar energy investment described above) and $3.1 million, respectively. During the six months ended July 31, 2020, the Company received cash refunds of previously paid income taxes from various taxing authorities in the total amount of $0.8 million. The amount of income tax refunds received during the six months ended July 31, 2021 was not material.

NOTE 11 – NET INCOME PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN

Basic and diluted net income per share amounts are computed as follows (shares in thousands except in the notes):

	Three Months Ended July 31,
	2021	2020

Net income attributable to the stockholders of Argan	$12,870	$5,609

Weighted average number of shares outstanding – basic	15,769	15,653
Effect of stock awards (1)	213	135
Weighted average number of shares outstanding – diluted	15,982	15,788

Net income per share attributable to the stockholders of Argan
Basic	$0.82	$0.36
Diluted	$0.81	$0.36
(1)	For the three months ended July 31, 2021 and 2020, the weighted average numbers of shares determined on a dilutive basis exclude the effects of antidilutive stock options covering an aggregate of 366,500 and 761,000 shares of common stock, respectively.

	Six Months Ended July 31,
	2021	2020

Net income attributable to the stockholders of Argan	$23,636	$4,846

Weighted average number of shares outstanding – basic	15,748	15,648
Effect of stock awards (1)	230	119
Weighted average number of shares outstanding – diluted	15,978	15,767

Net income per share attributable to the stockholders of Argan
Basic	$1.50	$0.31
Diluted	$1.48	$0.31
(1)	For the six months ended July 31, 2021 and 2020, the weighted average numbers of shares determined on a dilutive basis exclude the effects of antidilutive stock options covering an aggregate of 366,500 and 831,000 shares of common stock, respectively.

NOTE 12 – CASH DIVIDENDS

On June 24, 2021, the Company’s board of directors declared a regular quarterly cash dividend in the amount of $0.25 per share of common stock, which was paid on July 30, 2021 to stockholders of record at the close of business on July 22, 2021. On April 14, 2021, the Company’s board of directors declared a regular quarterly cash dividend in the amount of $0.25 per share of common stock, which was paid on April 30, 2021. During the six months ended July 31, 2020, the board of directors declared two regular quarterly cash dividends, each in the amount of $0.25 per share of common stock, which were paid to stockholders on July 31, 2020 and April 30, 2020, respectively. The Company also paid a special cash dividend in the amount of $1.00 per share of common stock on July 31, 2020.

NOTE 13 – CUSTOMER CONCENTRATIONS

The majority of the Company’s consolidated revenues relate to performance by the power industry services segment which provided 74% and 79% of consolidated revenues for the three months ended July 31, 2021 and 2020, respectively, and 76% and 80% of consolidated revenues for the six months ended July 31, 2021 and 2020, respectively. The industrial services segment represented 23% and 19% of consolidated revenues for the three months ended July 31, 2021 and 2020, respectively, and 22% and 18% of consolidated revenues for the six  months ended July 31, 2021 and 2020, respectively.

The Company’s most significant customer relationships for the three months ended July 31, 2021 included one power industry service customer and one industrial services customer, which accounted for 59% and 12% of consolidated revenues, respectively. The Company’s most significant customer relationship for the three months ended July 31, 2020 included one power industry service customer, which accounted for 70% of consolidated revenues. The Company’s most significant customer relationships for the six months ended July 31, 2021 included one power industry service customer and one industrial services customer, which accounted for 63% and 12% of consolidated revenues, respectively. The Company’s most significant customer relationships for the six months ended July 31, 2020 included two power industry service customers, which accounted for 66% and 10% of consolidated revenues, respectively

The accounts receivable balances from three major customers represented 17%, 16% and 10% of the corresponding consolidated balance as of July 31, 2021. Accounts receivable balances from three major customers represented 26%, 11% and 11% of the corresponding consolidated balance as of January 31, 2021. The contract asset balances from two major customers represented 65% and 15% of the corresponding consolidated balance as of July 31, 2021. Contract asset balances from two major customers represented 64% and 12% of the corresponding consolidated balance as of January 31, 2021.

NOTE 14 – SEGMENT REPORTING

Segments represent components of an enterprise for which discrete financial information is available that is evaluated regularly by the Company’s chief executive officer, who is the chief operating decision maker, in determining how to allocate resources and in assessing performance. The Company’s reportable segments recognize revenues and incur expenses, are organized in separate business units with different management teams, customers, talents and services, and may include more than one operating segment. Intersegment revenues and the related cost of revenues are netted against the corresponding amounts of the segment receiving the intersegment services. For the three and six months ended July 31, 2021, intersegment revenues totaled approximately $1.2 million and $3.2 million, respectively. For the three and six months ended July 31, 2020, intersegment revenues totaled approximately $1.1 million and $1.7 million, respectively. Intersegment revenues for the aforementioned periods primarily related to services provided by the industrial fabrication and field services segment to the power industry services segment and were based on prices negotiated by the parties.

Summarized below are certain operating results and financial position data of the Company’s reportable business segments for the three and six months ended July 31, 2021 and 2020. The “Other” column in each summary includes the Company’s corporate expenses.

Three Months Ended	Power	Industrial	Telecom
July 31, 2021	Services	Services	Services	Other	Totals
Revenues	$99,004	$30,153	$3,851	$—	$133,008
Cost of revenues	78,496	23,847	3,013	—	105,356
Gross profit	20,508	6,306	838	—	27,652
Selling, general and administrative expenses	5,751	1,977	484	2,119	10,331
Income (loss) from operations	14,757	4,329	354	(2,119)	17,321
Other (expense) income, net	(262)	—	—	2	(260)
Income (loss) before income taxes	$14,495	$4,329	$354	$(2,117)	17,061
Income tax expense					(4,191)
Net income					$12,870

Amortization of intangibles	$61	$164	$—	$—	$225
Depreciation	153	593	112	1	859
Property, plant and equipment additions	35	7	123	2	167

Current assets	$389,998	$29,084	$3,751	$174,823	$597,656
Current liabilities	293,002	12,099	1,563	683	307,347
Goodwill	18,476	9,467	—	—	27,943
Total assets	422,902	48,655	5,274	175,158	651,989

Three Months Ended	Power	Industrial	Telecom
July 31, 2020	Services	Services	Services	Other	Totals
Revenues	$69,039	$16,689	$1,764	$—	$87,492
Cost of revenues	55,610	14,896	1,356	—	71,862
Gross profit	13,429	1,793	408	—	15,630
Selling, general and administrative expenses	4,868	1,713	470	2,034	9,085
Income (loss) from operations	8,561	80	(62)	(2,034)	6,545
Other income, net	438	—	—	13	451
Income (loss) before income taxes	$8,999	$80	$(62)	$(2,021)	6,996
Income tax expense					(1,397)
Net income					$5,599

Amortization of intangibles	$60	$166	$—	$—	$226
Depreciation	174	646	100	1	921
Property, plant and equipment additions	313	94	42	—	449

Current assets	$356,383	$23,244	$1,924	$121,905	$503,456
Current liabilities	219,315	12,568	853	699	233,435
Goodwill	18,476	9,467	—	—	27,943
Total assets	389,380	46,099	3,417	122,211	561,107

Six Months Ended	Power	Industrial	Telecom
July 31, 2021	Services	Services	Services	Other	Totals
Revenues	$196,176	$56,811	$6,362	$—	$259,349
Cost of revenues	157,165	45,816	5,002	—	207,983
Gross profit	39,011	10,995	1,360	—	51,366
Selling, general and administrative expenses	11,206	3,859	970	4,188	20,223
Income (loss) from operations	27,805	7,136	390	(4,188)	31,143
Other income, net	448	—	—	4	452
Income (loss) before income taxes	$28,253	$7,136	$390	$(4,184)	31,595
Income tax expense					(7,959)
Net income					$23,636

Amortization of intangibles	$122	$331	$—	$—	$453
Depreciation	319	1,200	220	2	1,741
Property, plant and equipment additions	637	16	355	3	1,011

Six Months Ended	Power	Industrial	Telecom
July 31, 2020	Services	Services	Services	Other	Totals
Revenues	$117,651	$26,433	$3,556	$—	$147,640
Cost of revenues	101,320	23,878	2,803	—	128,001
Gross profit	16,331	2,555	753	—	19,639
Selling, general and administrative expenses	10,796	3,836	958	3,839	19,429
Income (loss) from operations	5,535	(1,281)	(205)	(3,839)	210
Other income, net	1,462	—	—	77	1,539
Income (loss) before income taxes	$6,997	$(1,281)	$(205)	$(3,762)	1,749
Income tax benefit					3,057
Net income					$4,806

Amortization of intangibles	$120	$331	$—	$—	$451
Depreciation	344	1,313	199	2	1,858
Property, plant and equipment additions	693	304	136	—	1,133

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of July 31, 2021, and the results of their operations for the three and six month periods ended July 31, 2021 and 2020, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for Fiscal 2021 that was filed with the SEC on April 14, 2021 (the “Annual Report”).

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

Overview

Operating Results

Consolidated revenues for the three months ended July 31, 2021 were $133.0 million, which represented an increase of $45.5 million, or 52.0%, from consolidated revenues of $87.5 million reported for the three months ended July 31, 2020.

The revenues of the power industry services segment increased by $30.0 million to $99.0 million for the three months ended July 31, 2021, from $69.0 million reported for the three months ended July 31, 2020. The revenues of this reportable segment of our business represented 74.4% of consolidated revenues for the three months ended July 31, 2021. For the three months ended July 31, 2020, the percentage share of consolidated revenues represented by this reportable segment was 78.9%. The industrial services business reported revenues of $30.2 million for the three months ended July 31, 2021. This amount represented an increase of $13.5 million, or 80.7%, from revenues of $16.7 million reported by TRC for the three months ended July 31, 2020. Revenues provided by this reportable business segment represented 22.7% and 19.1% of corresponding consolidated revenues for the three months ended July 31, 2021 and 2020, respectively.

Consolidated gross profit for the three-month period ended July 31, 2021 was $27.7 million, or 20.8% of the corresponding consolidated revenues, which reflected primarily the favorable impacts of the higher amount of consolidated revenues and favorable contributions from all three reportable business segments. For the three-month period ended July 31, 2020, the consolidated gross profit was $15.6 million, which represented approximately 17.9% of the corresponding amount of consolidated revenues.

Selling, general and administrative expenses for the three months ended July 31, 2021 and 2020 were $10.3 million, or 7.8% of corresponding consolidated revenues, and $9.1 million, or 10.4% of corresponding consolidated revenues, respectively.

Due primarily to the increase in consolidated pre-tax book income to $17.1 million for the three months ended July 31, 2021 from $7.0 million for the three months ended July 31, 2020, we reported increased income tax expense in the amount of $4.2 million for the current period. Income tax expense for the three months ended July 31, 2020 was $1.4 million.

For the three months ended July 31, 2021, our strong overall operating performance resulted in net income attributable to our stockholders in the amount of $12.9 million, or $0.81 per diluted share. For the comparable period last year, we reported net income attributable to our stockholders in the amount of $5.6 million, or $0.36 per dilutive share.

Consolidated revenues for the six-month period ended July 31, 2021 were $259.3 million; this amount represented a 75.7% improvement from the amount of revenues for the six months ended July 31, 2020. The revenues of the power industry services segment represented 75.6% and 79.7% of consolidated revenues for the six months ended July 31, 2021 and 2020, respectively. The industrial services business reported revenues of $56.8 million for the six months ended July 31, 2021. This amount represented an increase of $30.4 million, or 114.9%, from revenues of $26.4 million reported by this business for the three months ended July 31, 2020. Revenues provided by this reportable business segment represented 21.9% and 17.9% of corresponding consolidated revenues for the three months ended July 31, 2021 and 2020, respectively.

Consolidated gross profit for the six months ended July 31, 2021 was $51.4 million, or 19.8% of the corresponding consolidated revenues, which reflected primarily the favorable impact of higher consolidated revenues. For the six months ended July 31, 2020, our consolidated gross profit was $19.6 million, or 13.3% of corresponding revenues for the period.

Selling, general and administrative expenses were $20.2 million and $19.4 million for the six months ended July 31, 2021 and 2020, respectively. Due primarily to the consolidated pre-tax book income reported for the six months ended July 31, 2021 in the amount of $31.6 million, we reported income tax expense in the amount of $8.0 million for the period. For the six months ended July 31, 2020, we recorded an income tax benefit in the amount of $3.1 million which reflected primarily a net operating loss carryback benefit of $4.3 million, most of which was recorded in the first quarter last year.

For the six months ended July 31, 2021, our improved overall operating performance resulted in net income attributable to our stockholders in the amount of $23.6 million, or $1.48 per diluted share. For the comparable period last year, we reported net income attributable to our stockholders in the amount of $4.8 million, or $0.31 per dilutive share.

The primary drivers of our strong financial performance for the three and six months ended July 31, 2021 were the increasing revenues and steady gross margin contributions associated with the construction projects of GPS. These projects represented the major portion of our business for the periods.

We believe that all of our businesses were adversely impacted last year, to some degree, by difficulties presented by the COVID-19 outbreak. For example, the results for APC were hurt by the slow resumption of postponed Irish works projects and the suspension and restart of construction activities on a certain major project. The challenges of managing the continuing activities of the Guernsey Power Station project during the periods of various health and safety restrictions resulted in modifications to construction plans and schedules. In addition, our consolidated revenues for the three and six months ended July 31, 2020 suffered from the effects of project delays by customers of both TRC and SMC attributable to the restrictive work environments caused by the pandemic.

We believe that all of our operating companies have managed the challenges presented by this ongoing pandemic with relative success so far. A significant amount of effort has been spent by senior and project management to ensure the safety of our employees during the COVID-19 pandemic while we continued to satisfy our customer obligations. While our pro-active efforts varied depending on the particular job or office location, and other factors including the severity of the outbreak, we implemented a number of different safety measures, including COVID-19 testing onsite at a major job site, remote work, staggered shifts in various offices, contract tracing and quarantines. Meanwhile, our commitment to the maintenance of our operations and support teams, and the dedication to performance that our employees maintained during the crisis, positioned us well to satisfy the performance requirements of our customers as general business conditions improved during the six months ended July 31, 2021. However, the recent resurgence of the COVID-19 virus, in particular the “Delta Variant”, represents uncertainty regarding our realizing expected financial results for the second half of the year if the new outbreak prevents our work crews from completing project work as scheduled.

Engineering, Procurement and Construction Service Contracts

At July 31, 2021, the project backlog for the power industry services reporting segment was approximately $0.7 billion. The comparable backlog amount as of January 31, 2021 was approximately $0.8 billion. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects (project backlog is larger than the value of remaining unsatisfied performance obligations, or RUPO, on active contracts; see Note 2 to the accompanying consolidated financial statements). Cancellations or reductions may occur that would reduce project backlog and our expected future revenues.

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

A substantial amount of the project backlog amount at July 31, 2021 was represented by the Guernsey Power Station. The ramp-up of activity on this project since August 2019 has favorably impacted our consolidated operating results since then with its increasing revenues. Substantial completion of this project is currently scheduled to occur during the second half of the fiscal year ending January 31, 2023.

In January 2020, GPS entered into an EPC services contract with Harrison Power, LLC (“Harrison Power”) to construct a 1,085 MW natural gas-fired power plant in the Village of Cadiz, Harrison County, Ohio. The project is being developed by EmberClear, the parent company of Harrison Power, and Advanced Power Services (NA) Inc. On March 12, 2020, we announced that GPS had entered into an EPC services contract with NTE Connecticut, LLC to construct the Killingly Energy Center, a 650 MW natural gas-fired power plant, in Killingly, Connecticut. The facility is being developed by NTE Energy, LLC. We anticipate adding the value of each of these new contracts to project backlog at times closer to their financial close and expected start dates. We are cautiously optimistic that the start of construction activities for these projects will occur before the end of our fiscal year ending January 31, 2022. However, we cannot predict with certainty when the projects will commence. The start dates for construction are generally controlled by the project owners.

In May 2019, GPS entered into an EPC services contract to construct a 625 MW power plant in Harrison County, West Virginia. Caithness is partnered with ESC Harrison County Power, LLC to develop this project. As a limited notice to proceed with certain preliminary activities was received from the owner of this project at the time, the value of the contract was added to our project backlog. However, meaningful construction activities for the facility are not likely to begin until financial close is achieved which will probably not occur before January 31, 2022. If development milestones are not achieved over the next several quarters, our evaluation will most likely result in the removal of the value of the ESC Harrison power plant from project backlog.

As announced in Fiscal 2019, GPS entered into an EPC services contract to construct the Chickahominy Power Station, a 1,740 MW natural gas-fired power plant, in Charles City County, Virginia. Even though we have been providing financial and technical support to the project development effort through a consolidated VIE and significant project development milestones have been achieved, we have not included the value of this contract in our project backlog. Due to several factors that have interrupted the pace of the development of this project, including additional costs and time being required to secure the fuel-supply for the plant and to obtain the necessary equity financing, we currently cannot predict when construction will commence, if at all.

The aggregate rated electrical output amount for the natural gas-fired power plants for which we have signed EPC services contracts, including the Guernsey Power Station, is approximately 6.4 gigawatts with an aggregate initial contract value of approximately $3.0 billion and an aggregate unrealized contract value of approximately $2.5 billion as of July 31, 2021.

Despite our commitment to the construction of state-of-the-art, natural gas-fired power plants as important elements of our country’s electricity-generation mix in the future, we have been directing certain business development efforts to winning projects for the erection of utility-scale wind farms and solar fields and for the construction of hydrogen-based and other renewable energy projects. We have successfully completed these types of projects in the past and we renewed efforts to obtain new work in the renewable power sector that will complement our natural gas-fired EPC services projects going forward. During Fiscal 2021, GPS began exclusive negotiations with the owners of several significant renewable projects in anticipation of beginning the corresponding EPC services contract activities during the fiscal year ending January 31, 2022.

Our efforts led to our announcement in May 2021 that GPS entered into an EPC services contract with CPV Maple Hill Solar, LLC, an affiliate of Competitive Power Ventures, Inc. (“CPV”), to construct the Maple Hill Solar facility, which we believe will be among the largest solar-powered energy plants in Pennsylvania. Project activities were begun by GPS immediately. Project completion is currently scheduled to occur during the second half of calendar year 2022. The unique Maple Hill Solar project, which is located in Cambria County, will be constructed using over 235,000 photovoltaic modules to generate approximately 100 MW of electrical power.

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

The current year announcement by the PJM of a new capacity auction schedule may remove some amount of uncertainty for project developers in forecasting future streams of revenues. In fact, the results of the first capacity auction conducted by PJM in over 3 years were announced on May 2, 2021. Even though pricing was significantly lower than in prior years, over 5.6 GW of new combined cycle, gas-fired power plants cleared the auction, representing over 75% of all new capacity units. The remaining new capacity was comprised of solar and wind powered energy plants. These mixed results may result in new gas-fired power plant EPC projects continuing to be delayed until the visibility regarding future capacity revenue streams is further restored with the results of the upcoming December 2021 capacity auction for the PJM region.

However, other headwinds for future gas-fired power plant developments remain. Besides the downturn in the demand for electric power during the COVID-19 outbreak in the US that is referenced in the discussion below, factors to consider include an increase in the amount of power generating capacity provided by renewable energy assets, improvements and decreasing prices in renewable energy storage solutions including battery resources, increased environmental activism and the results of the 2020 presidential election in the US.

Protests against fossil-fuel related energy projects continue to garner media attention and stir public skepticism about new projects resulting in delays due to onsite protest demonstrations, indecision by local officials and lawsuits. Currently, we have a pending project for the construction of a gas-fired power plant project in Killingly, Connecticut. Although substantially all of the permits, approvals and other items necessary for the commencement of the project have been obtained by the project owner, including the securing of capacity auction payments, a financial close on project financing has not yet occurred. During this delay, opposition to the project has been voiced by various government officials and clean air advocates. We currently believe that the start of this project will occur before the end of our fiscal year ending January 31, 2022.

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

Market Outlook

The overall growth of our power business has been based substantially on the number of combined cycle gas-fired power plants built by us, as many coal-fired plants have been shut down. In 2010, coal-fired power plants accounted for about 45% of total electricity generation. By 2020, coal accounted for less than 20% of total electricity generation. On the other hand, natural-gas fired power plants provided approximately 39% of the electricity generated by utility-scale power plants in the US in 2020, representing an increase of 64% from the amount of electrical power generated by natural gas-fired power plants in 2010, which provided approximately 24% of net electricity generation for 2010. In the reference case of its Annual Energy Outlook 2021, the Energy Information Administration (“EIA”) projects that coal-fired generation will continue to decline through 2050, and will represent only 11% of the electricity generation mix by 2050. The projection for natural gas-fired plants is that they will supply 36% of the net electricity generation in the US for 2050. Undoubtedly, the long-term historic decline in the use of coal as a power source in the US has been caused, to a significant extent, by the plentiful supply of inexpensive natural gas which made it the fuel of choice for power plant developers over this period.

The share of electricity generation provided by natural gas is particularly reactive in the short term to changing natural gas prices. In recent publications, the EIA explains that natural gas prices have risen recently because of growth in liquified natural gas exports and rising domestic natural gas consumption in sectors other than electric power while the production of natural gas has not kept the same pace. The increased natural gas prices in the US prompted firms controlling electricity generation facilities to switch fuel sources from gas to coal. The EIA reports that coal-fired electrical power generation increased by nearly 35% in the US during the first five months of calendar year 2021 compared with the same period in 2020 and accounted for 22% of total generation during the period compared with 17% for the same period in 2020. Natural gas-fired power generation declined by 7% in the US during the first five months of calendar 2021 and accounted for 35% of total utility-scale net electricity generation during the first five months of 2021; down from a 39% share during the same period in calendar 2020.

Average natural gas spot prices for all of calendar 2021 are expected to exceed 2020 prices by 68%. However, natural gas spot prices for calendar 2020 were about 21% lower than prices in 2019, and they were approximately 36% lower than they were in 2018. The EIA projects that by calendar 2022, due to increased production in the US, average natural gas spot prices will decline to pre-2019 levels.

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

The share of electricity generation in the US provided by utility-scale wind and solar photovoltaic facilities continues to rise meaningfully. Together, such power facilities provided approximately 8.8% and 10.6% of the total amount of electricity generated by utility-scale power facilities in calendar 2019 and calendar 2020, respectively. In EIA’s 2021 reference case, net electricity generation from all renewable power sources is expected to increase by more than 175%, representing over 42% of such generation, by 2050. Impetus for this growth is provided by public concerns about climate change and favorable economic factors. Environmental activism has resulted in the passage of laws and the establishment of regulations that discourage new fossil-fuel burning power plants and provide income tax advantages that promote the growth of wind and solar power. Declines in the amount of renewable power plant component and power storage costs and an increase in the scale of energy storage capacity (i.e., battery farms) have also occurred. Should the pace of development for renewable energy facilities, including wind and solar power plants, accelerate at faster rates than projected, the number of future natural gas-fired construction project opportunities may fall.

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

It has been reported that renewables currently provide approximately 36% of electricity generation in California. Yet, last summer’s experience is that the increasing dependence on intermittent renewable energy sources, especially solar, is making it harder to ensure reliable power in California as millions of its residents lost power during a late summer heat wave. Analysis of the causes of this past winter’s widespread power outages in Texas during a frigid stretch of weather is complex. The residents of Texas suffered as the severe cold froze wind turbines and the lack of sun diminished the power contributions of solar powered facilities. However, natural gas-fired power plants in Texas were forced offline as well primarily due to frozen well-site equipment and the decisions by regulators to prioritize natural gas for residential use, which caused interruptions to the supply of natural gas to the plants. However, in both states, the significant amount of renewable power capacity failed to rise to the occasion. A diversity lesson from both power crises may be that fossil-fuel electricity generation sources remain critical elements of the power generation mix in order to assure grid reliability and the avoidance of power outages. With hopes of preventing future rolling blackouts in California, regulators there have approved the acquisition of five emergency natural gas-fueled electricity generators with an aggregate power output of approximately 150 MW.

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

Confidence in our financial strength and the prospects for our business going forward prompted our board of directors to declare and to pay two special cash dividends during Fiscal 2021 in the amount of $1.00 per share each, to continue to pay regular cash dividends in the amount of $0.25 per share and to authorize the use of up to $25.0 million to repurchase shares of our common stock.

Comparison of the Results of Operations for the Three Months Ended July 31, 2021 and 2020

We reported net income attributable to our stockholders of $12.9 million, or $0.81 per diluted share, for the three months ended July 31, 2021. For the comparable period of the prior year we reported net income attributable to our stockholders of approximately $5.6 million, or $0.36 per diluted share.

The following schedule compares our operating results for the three months ended July 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended July 31,
	2021	2020	$ Change	% Change
REVENUES
Power industry services	$99,004	$69,039	$29,965	43.4%
Industrial fabrication and field services	30,153	16,689	13,464	80.7
Telecommunications infrastructure services	3,851	1,764	2,087	118.3
Revenues	133,008	87,492	45,516	52.0
COST OF REVENUES
Power industry services	78,496	55,610	22,886	41.2
Industrial fabrication and field services	23,847	14,896	8,951	60.1
Telecommunications infrastructure services	3,013	1,356	1,657	122.2
Cost of revenues	105,356	71,862	33,494	46.6
GROSS PROFIT	27,652	15,630	12,022	76.9
Selling, general and administrative expenses	10,331	9,085	1,246	13.7
INCOME FROM OPERATIONS	17,321	6,545	10,776	164.6
Other (expense) income, net	(260)	451	(711)	NM
INCOME BEFORE INCOME TAXES	17,061	6,996	10,065	143.9
Income tax expense	(4,191)	(1,397)	(2,794)	(200.0)
NET INCOME	12,870	5,599	7,271	129.9
Net loss attributable to non-controlling interests	—	(10)	10	(100.0)
NET INCOME ATTRIBUTABLE TO
THE STOCKHOLDERS OF ARGAN, INC.	$12,870	$5,609	$7,261	129.5

NM – Not meaningful.

Revenues

Power Industry Services

The revenues of the power industry services segment, representing the businesses of GPS and APC, increased by 43.4%, or $30.0 million, to $99.0 million for the three months ended July 31, 2021 compared with revenues of $69.0 million for the three months ended July 31, 2020. The revenues of this business represented approximately 74.4% of consolidated revenues for the quarter ended July 31, 2021 and 78.9% of consolidated revenues for the prior year quarter. The primary drivers for the improved performance by this reportable segment for the three months ended July 31, 2021 were the increased revenues associated with the construction of the Guernsey Power Station as this project has reached its peak level of construction activity and the performance of initial construction activities on the Maple Hill solar energy project. The combined revenues associated with these two projects represented 67.3% of consolidated revenues for the three months ended July 31, 2021.

Last year, the revenues associated with the construction of the Guernsey Power Station project represented 74.0% of consolidated revenues for the three months ended July 31, 2020. The revenues of APC for the three months ended July 31, 2020 were unfavorably affected by the slow resumption of postponed Irish works projects and the suspension and restart of construction activities on APC’s major boiler installation project in the UK.

Industrial Fabrication and Field Services

The revenues of our industrial fabrication and field services segment (representing the business of TRC) increased by $13.5 million, or 80.7%, to $30.2 million for the period compared to revenues of $16.7 million for the three months ended July 31, 2020. For the three months ended July 31, 2021 and 2020, the revenues of this segment represented 22.7% and 19.1% of consolidated revenues for the corresponding periods. TRC’s strong performance for the three-month period ended July 31, 2021 reflected a significant rise in revenues earned on field services projects during the period from the amount of revenues reported for the quarter ended July 31, 2020, as well as increases in revenues associated with pipe and vessel fabrication works. However, we expect the revenues of TRC to decline over the remaining periods of the current fiscal year as TRC recently completed a number of major projects. The major customers of TRC include some of North America’s largest fertilizer producers, as well as other chemical, mining, forest products, construction and energy companies with plants, facilities and other sites located primarily in the southeastern region of the US. The project backlog amounts for TRC as of July 31, 2021 and January 31, 2021 were $46.0 million and $54.0 million, respectively.

Telecommunications Infrastructure Services

The revenue results of this business segment (representing the business of SMC) were $3.9 million for the three-month period ended July 31, 2021, more than doubling the $1.8 million in revenues earned by SMC for the three months ended July 31, 2020. The improvement in revenues between the quarters related to increased project activities for both inside and outside premises customers.

Cost of Revenues

With the increase in consolidated revenues for the three months ended July 31, 2021 compared with last year’s second quarter ended July 31, 2020, the consolidated cost of revenues also increased between the quarters. These costs were $105.4 million and $71.9 million for the three month periods ended July 31, 2021 and 2020, respectively, representing an increase of approximately 46.6%.

For the three month period ended July 31, 2021, we reported a consolidated gross profit of approximately $27.7 million which represented a gross profit percentage of approximately 20.8% of corresponding consolidated revenues. Most significantly, the gross profit for the period reflected the profit contribution of the construction activities related to the Guernsey Power Station project, and the recovery of TRC’s business from its low level of activity last year during the early months of the COVID-19 pandemic. The expected decrease in the revenues of TRC through the remainder of the current year will result in a decrease in the gross profit of this business and, most likely, a reduction in the corresponding gross profit percentage of TRC as well. The gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments were 20.7%, 20.9% and 21.8%, respectively, for the quarter ended July 31, 2021.

Our consolidated gross profit reported for the three-month period ended July 31, 2020 was $15.6 million, which represented a gross profit percentage of approximately 17.9% of corresponding consolidated revenues. The potentially adverse effects on the craft labor costs of the TeesREP project of the COVID-19-induced suspension of construction activities was substantially mitigated by cost reimbursement payments received directly from the government of the UK during the quarter ended July 31, 2020 in the amount of $3.2 million. For the three months ended July 31, 2020, the gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments were 19.5%, 10.7% and 23.1%, respectively.

Selling, General and Administrative Expenses

These costs were $10.3 million and $9.1 million for the three months ended July 31, 2021 and 2020, respectively, representing 7.8% and 10.4% of consolidated revenues for the corresponding periods, respectively. For the current year, we expected these costs, expressed as a percentage of corresponding revenues, to trend favorably downward based on a quarter-over-quarter comparison due to the expected increase in consolidated revenues for the same periods. The increase in actual costs between the quarters was due primarily to increased costs at GPS, TRC and APC and an increase in stock compensation costs.

Other Expense, Net

We reported other expense, net, in the amount of $0.3 million for the three months ended July 31, 2021 which reflected our share of the net loss reported for the quarter by the solar fund investment that is discussed in Note 10 to the accompanying condensed consolidated financial statements. The amounts reported on this line also include income earned on funds maintained in money market accounts and interest income earned on CDs. Adverse economic reactions to the uncertainties of the COVID-19 pandemic commenced last year, including sharp reductions in investment interest rates which have resulted in lower investment returns for us. For the three months ended July 31, 2021, the amount of our investment income was insignificant. For the three months ended July 31, 2020, we earned $0.5 million on our cash investments.

Income Taxes

We reported income tax expense for the three months ended July 31, 2021 in the amount of approximately $4.2 million, which represents an effective income tax rate of 24.6% for the period. We estimate that our annual effective income tax rate for the year ending January 31, 2022, before discrete items, will approximate 24.7%. This estimated tax rate differs from the statutory federal tax rate of 21% due primarily to the unfavorable effects of state income taxes and permanent differences, including certain nondeductible executive compensation and the non-deductible portions of the out-of-pocket travel and living expenses incurred by the large numbers of our project and craft employees currently working offsite, offset partially by the favorable adjustment to deferred taxes related to the difference in the book and tax bases of our investment in solar energy projects.

For the three months ended July 31, 2020, we recorded income tax expense in the amount of approximately $1.4 million, which represented an effective income tax rate of approximately 20.0% for the three-month period. This actual rate for the period reflected the excess of the net benefit of permanent differences and other adjustments to the income tax provision over state income taxes for the period.

Comparison of the Results of Operations for the Six Months Ended July 31, 2021 and 2020

We reported net income attributable to our stockholders of $23.6 million, or $1.48 per diluted share, for the six months ended July 31, 2021. For the six months ended July 31, 2020, we reported net income attributable to our stockholders of $4.8 million, or $0.31 per diluted share.

The following schedule compares our operating results for the six months ended July 31, 2021 and 2020 (dollars in thousands):

	Six Months Ended July 31,
	2021	2020	$ Change	% Change
REVENUES
Power industry services	$196,176	$117,651	$78,525	66.7%
Industrial fabrication and field services	56,811	26,433	30,378	114.9
Telecommunications infrastructure services	6,362	3,556	2,806	78.9
Revenues	259,349	147,640	111,709	75.7
COST OF REVENUES
Power industry services	157,165	101,320	55,845	55.1
Industrial fabrication and field services	45,816	23,878	21,938	91.9
Telecommunications infrastructure services	5,002	2,803	2,199	78.5
Cost of revenues	207,983	128,001	79,982	62.5
GROSS PROFIT	51,366	19,639	31,727	161.6
Selling, general and administrative expenses	20,223	19,429	794	4.1
INCOME FROM OPERATIONS	31,143	210	30,933	14,730.0
Other income, net	452	1,539	(1,087)	(70.6)
INCOME BEFORE INCOME TAXES	31,595	1,749	29,846	1,706.5
Income tax (expense) benefit	(7,959)	3,057	(11,016)	NM
NET INCOME	23,636	4,806	18,830	391.8
Net loss attributable to non-controlling interests	—	(40)	40	(100.0)
NET INCOME ATTRIBUTABLE TO
THE STOCKHOLDERS OF ARGAN, INC.	$23,636	$4,846	$18,790	387.7

NM – Not meaningful.

Revenues

Power Industry Services

The revenues of the power industry services segment increased by 66.7%, or $78.5 million, to $196.2 million for the six months ended July 31, 2021, compared with revenues of $117.7 million for the six months ended July 31, 2020. The revenues of this segment represented approximately 75.6% of consolidated revenues for the six-month period ended July 31, 2021, and approximately 79.7% of consolidated revenues for the six-month period ended July 31, 2020.

The primary drivers for the improved performance by this reportable segment for the three months ended July 31, 2021 were the increased revenues associated with the construction of the Guernsey Power Station and the Maple Hill solar energy facility. The combined revenues associated with these two projects represented 67.7% of consolidated revenues for the six months ended July 31, 2021. Last year, the revenues associated with the construction of the Guernsey Power Station project represented 68.5% of consolidated revenues for the six months ended July 31, 2020.

The revenues of APC for the six months ended July 31, 2020 were unfavorably affected by the slow resumption of postponed Irish works projects and the suspension and restart of construction activities on the TeesREP project.

Industrial Fabrication and Field Services

The revenues of our industrial fabrication and field services segment provided 21.9% of consolidated revenues for the six-month period ended July 31, 2021, which reflected an increase in revenues of $30.4 million, or 114.9%, to $56.8 million compared to revenues of $26.4 million for the six-month period ended July 31, 2020. The improved current year business of TRC reflects increased project activity for several customers, primarily in field services.

Telecommunications Infrastructure Services

The revenues of this business segment were $6.4 million for the six-month period ended July 31, 2021 compared with revenues of $3.6 million for the six-month period ended July 31, 2020, reflecting strong performance by both the inside-premises and outside-premises groups.

Cost of Revenues

With the increase in consolidated revenues for the six-month period ended July 31, 2021 compared with last year’s corresponding period, the consolidated cost of revenues also increased between the periods by 62.5%. These costs, represented substantially by project costs incurred on the Guernsey Power Station, were $208.0 million and $128.0 million, for the six-month periods ended July 31, 2021 and 2020, respectively.

For the six-month period ended July 31, 2021, we reported a consolidated gross profit of approximately $51.4 million, which represented a gross profit percentage of approximately 19.8% of corresponding consolidated revenues. The gross profit for the period reflected the profit contribution of the construction activities related to the Guernsey Power Station project and favorable project-end adjustments recorded by TRC. The gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments were 19.9%, 19.4% and 21.4%, respectively, for the six-month period ended July 31, 2021.

For the six months ended July 31, 2020, we reported a consolidated gross profit of approximately $19.6 million which represented a gross profit percentage of approximately 13.3% of corresponding consolidated revenues which was adversely affected by the low level of revenues reported by TRC and the Irish operations of APC for the period. The gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments were 13.9%, 9.7% and 21.2%, respectively, for the six-month period ended July 31, 2020.

Selling, General and Administrative Expenses

These costs were $20.2 million and $19.4 million for the six-month periods ended July 31, 2021 and 2020, respectively, representing 7.8% and 13.2% of consolidated revenues for the corresponding periods, respectively. This percentage is trending favorably downward based on a current year period to prior year period comparison due to the meaningful increase in consolidated revenues over the same periods.

Other Income, Net

For the six months ended July 31, 2021 the amount of other income, net, was approximately $0.5 million. Typically, the amounts reported on this line include primarily income earned on funds maintained in money market accounts and interest income earned on CDs. Adverse economic reactions to the uncertainties of the COVID-19 pandemic commenced during the middle of last year’s first quarter ended April 30, 2020, including sharp reductions in investment interest rates. Other income from earnings on our temporary investments of excess cash for the six-month period ended July 31, 2021 was insignificant although the aggregate amount of invested funds increased between the periods. For the six-month period ended July 31, 2020, the net amount of other income was $1.5 million, including approximately $1.2 million in earnings on our temporary investments of excess cash.

In April 2021 APC received a research and development credit payment from the government of the UK related to certain qualifying works performed during Fiscal 2019. Net of associated costs, the payment amount of $0.7 million, much like a grant, was included in other income for the six-month period ended July 31, 2021. This period also included our share of the net loss reported for the quarter by the solar fund investment that is discussed in Note 10 to the accompanying condensed consolidated financial statements in the amount of $0.3 million.

Income Taxes

We reported income tax expense for the six-month period ended July 31, 2021 in the amount of approximately $8.0 million, which represents an actual effective income tax rate of 25.2%. We estimate that our annual effective income tax rate for the year ending January 31, 2022, before discrete items, will approximate 24.7%. The higher actual effective rate for the six months ended July 31, 2021 reflects several unfavorable adjustments to the income tax provision recorded in the first quarter including the write-off of certain deferred tax assets related to stock compensation in the amount of $0.3 million. The estimated annual effective tax rate differs from the statutory federal tax rate of 21% due primarily to the unfavorable effects of state income taxes and permanent differences, including certain nondeductible executive compensation and the non-deductible portions of the out-of-pocket travel and living expenses, offset partially by the favorable adjustment to deferred taxes related to our solar energy projects investment.

For the six-month period ended July 31, 2020, we recorded an income tax benefit in the amount of approximately $3.1 million, which reflected primarily the net operating loss carryback benefit amount of $4.3 million discussed below.

The wide-ranging CARES Act legislation was enacted in March 2020 as an emergency economic stimulus package including spending and tax breaks aimed at strengthening the US economy and funding a nationwide effort to curtail the effects of the outbreak of COVID-19. The tax changes of the CARES Act temporarily suspended the limitations on the future utilization of certain NOLs and re-established a carryback period for certain losses to five years. The losses eligible for carryback under the CARES Act include our domestic NOL for the fiscal year ended January 31, 2020, which was approximately $39.5 million. With the filing of our consolidated federal income tax return for the year, we elected to apply the NOL against our taxable income for Fiscal 2015, Fiscal 2016 and Fiscal 2017. The carryback provides a favorable rate benefit for us as the loss, which was incurred in a year where the statutory federal tax rate was 21%, will be carried back to tax years where the tax rate was higher.

Liquidity and Capital Resources as of July 31, 2021

At July 31 and January 31, 2021, our balances of cash and cash equivalents were $451.4 million and $366.7 million, respectively. During the six months between these dates, our working capital increased by $20.2 million to $290.3 million as of July 31, 2021 from $270.1 million as of January 31, 2021.

The net amount of cash provided by operating activities for the six months ended July 31, 2021 was $47.2 million. Our net income for the six months ended July 31, 2021, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $30.6 million. The sources of cash from operations for the six months ended July 31, 2021 also included the temporary increase in the balance of contract liabilities, primarily associated with projects at GPS, APC and TRC, in the amount of $41.7 million. An increase in the amount of accounts receivable and a reduction in the combined level of accounts payable and accrued expenses during the six-month period ended July 31, 2021, in the respective amounts of $14.4 million and $8.8 million, represented uses of cash for the period. The amount of prepaid expenses and other assets increased by $3.2 million during the six months ended July 31, 2021, which also represented a use of cash for the period. It is important to note that the amount of contract liabilities related to the Guernsey Power Station will likely decline during the remainder of the current fiscal year, representing a use of cash, as the project moves past the peak level of construction activities.

Other primary sources of cash for the six months ended July 31, 2021 were the net maturities of short-term investments, certificates of deposit issued by the Bank, and the proceeds associated with the exercise of stock options in the amounts of $50.0 million and $1.0 million, respectively. Non-operating activities used cash during the six months ended July 31, 2021, including the payment of regular cash dividends in the amount of $7.9 million, investment payments made to a solar energy fund in the amount of $4.1 million and capital expenditures in the amount of $1.0 million. As of July 31, 2021, there were no restrictions with respect to inter-company payments between GPS, TRC, APC, SMC and the holding company. However, certain loans made by Argan to APC have been determined to be uncollectible.

Last year, the net amount of cash provided by operating activities for the six months ended July 31, 2020 was $102.9 million. Our net income for the six months ended July 31, 2020, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $18.3 million. More significantly, the sources of cash from operations for the prior year period included a temporary increase in the balance of contract liabilities, primarily  associated with the early phases of the Guernsey Power Station construction and new project awards at TRC, in the amount of $83.3 million. Reductions in the balances of accounts receivable and contract assets, primarily at the TRC and APC operations, provided cash in the amounts of $7.5 million and $6.9 million, respectively. In addition, the combined level of accounts payable and accrued expenses increased by $4.7 million during the six months ended July 31, 2020, a source of cash for the period.

As discussed above, our income tax accounting for the six months ended July 31, 2020 reflects an entry to record the carryback of our net operating loss incurred for the year ended January 31, 2020 to prior years. The loss carryback should result in a refund of federal income taxes in the amount of $12.6 million. This tax refund receivable was included in the balance of other current assets as of July 31, 2020, which was the primary cause of the increase in this balance of $17.8 million during the period, a use of cash.

Another primary source of cash for the six months ended July 31, 2020 was the net maturities of short-term investments, certificates of deposit issued by the Bank, in the amount of $135.0 million. Non-operating activities used cash during the six months ended July 31, 2020, including the payment of regular and special cash dividends in the total amount of $23.5 million. During the six-month period ended July 31, 2020, capital expenditures were $1.1 million. Partially offsetting these uses of cash, we received cash proceeds related to the exercise of stock options during the six months ended July 31, 2020 in the amount of $0.7 million.

At July 31, 2021, most of our balance of cash and cash equivalents was invested in government and prime money market funds with most of their total assets invested in cash, US Treasury obligations and repurchase agreements secured by US Treasury obligations. The major portion of our domestic operating bank account balances are maintained with the Bank. We do maintain certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the UK in support of the operations of APC.

The original term of our Amended and Restated Replacement Credit Agreement with the Bank was scheduled to expire on May 31, 2021. During April 2021, the Company and the Bank agreed to an amendment to the Credit Agreement which extended the expiration date of the Credit Agreement to May 31, 2024 and reduced the borrowing rate. The Credit Agreement, as amended, includes the following features, among others: a lending commitment of $50.0 million including a revolving loan with interest at the 30 day LIBOR plus 1.6% (reduced from 2.0%), and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions. We may use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business as defined by the Bank. At July 31, 2021, we had no outstanding borrowings, however, in connection with the current project development activities of the VIE, the Bank issued a letter of credit, outside the scope of the Credit Agreement, in the approximate amount of $3.4 million for which we have provided cash collateral.

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement, as amended, requires that we comply with certain financial covenants at our fiscal year-end and at each fiscal quarter-end, and includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. At July 31, 2021 and January 31, 2021, we were compliant with the covenants of the Credit Agreement, as amended.

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

As of July 31, 2021, the value of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, was approximately $295.9 million. In addition, as of July 31, 2021, there were bonds outstanding in the aggregate amount of approximately $5.7 million covering other risks including warranty obligations related to completed activities; these bonds expire at various dates over the next seven months.

We have also provided a financial guarantee on behalf of GPS to an original equipment manufacturer in the amount of $3.6 million to support project developmental efforts.

When sufficient information about claims related to our performance on projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such losses. As our subsidiaries are wholly-owned, any actual liability related to contract performance is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. Any amounts that we may be required to pay in excess of the estimated costs to complete contracts in progress as of July 31, 2021 are not estimable.

As noted above, returns on money market instruments and certificates of deposit are currently minimal due to market conditions. With the desire to increase the amount of return on its available cash, the Company invested approximately $4.1 million during the six months ended July 31, 2021 in a limited liability company that makes equity investments in solar energy projects that are eligible to receive energy tax credits. During Fiscal 2021, we made a similar investment in the amount of $1.3 million. The current year investment is expected to provide an overall return of approximately 20% over the six-year expected life of our investment. It is likely that we will evaluate opportunities to make larger solar energy investments of this type in the future.

We believe that cash on hand, our cash equivalents, cash that will be provided from the maturities of short-term investments and cash generated from our future operations, with or without funds available under our Credit Agreement, will be adequate to meet our general business needs in the foreseeable future. In general, we maintain significant liquid capital in our balance sheet to ensure the maintenance of our bonding capacity and to provide parent company performance guarantees for EPC and other construction projects.

However, any significant future acquisition, investment or other unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all.

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

The table following immediately below presents the determinations of EBITDA for the three and six months ended July 31, 2021 and 2020, respectively (amounts in thousands).

	Three Months Ended
	July 31,
	2021	2020
Net income, as reported	$12,870	$5,599
Income tax expense	4,191	1,397
Depreciation	859	921
Amortization of purchased intangible assets	225	226
EBITDA	18,145	8,143
EBITDA of non-controlling interests	—	(10)
EBITDA attributable to the stockholders of Argan, Inc.	$18,145	$8,153

	Six Months Ended
	July 31,
	2021	2020
Net income, as reported	$23,636	$4,806
Income tax expense (benefit)	7,959	(3,057)
Depreciation	1,741	1,858
Amortization of purchased intangible assets	453	451
EBITDA	33,789	4,058
EBITDA of non-controlling interests	—	(40)
EBITDA attributable to the stockholders of Argan, Inc.	$33,789	$4,098

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

As we believe that our net cash flow provided by operations is the most directly comparable performance measure determined in accordance with US GAAP, the table below reconciles the amounts of EBITDA for the applicable periods to the corresponding amounts of net cash flows provided by operating activities that are presented in our condensed consolidated statements of cash flows for the six months ended July 31, 2021 and 2020 (amounts in thousands).

	Six Months Ended
	July 31,
	2021	2020
EBITDA	$33,789	$4,058
Current income tax (expense) benefit	(6,958)	11,593
Stock compensation expense	1,609	1,414
Other non-cash items	2,167	1,192
(Increase) decrease in accounts receivable	(14,407)	7,532
Increase in other assets	(3,161)	(17,781)
(Decrease) increase in accounts payable and accrued expenses	(8,793)	4,714
Change in contracts in progress, net	42,938	90,179
Net cash provided by operating activities	$47,184	$102,901

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

We consider the accounting policies related to revenue recognition on long-term construction contracts; income tax reporting; the accounting for business combinations; the subsequent valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee common stock-based awards; and the financial reporting associated with any significant claims or legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for special purpose entities including joint ventures and variable interest entities. An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report. During the six months ended July 31, 2021, there have been no material changes in the way we apply the critical accounting policies described therein.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which, among other changes, eliminates the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the expected loss for the entire year. In these instances, the estimated annual effective income tax rate shall be used to calculate the tax without limitation. The new standard also requires the recognition of a franchise (or similar) tax that is partially based on income as an income-based tax and the recording of any incremental tax that is incurred by us as a non-income based tax. Our adoption of this new guidance, effective on February 1, 2021, did not alter our accounting for income taxes.

There are no other recently issued accounting pronouncements that have not yet been adopted that we consider material to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of July 31, 2021, we had no outstanding borrowings under our financing arrangements with the Bank as amended (see Note 6 to the accompanying condensed consolidated financial statements), which provide a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2024 with interest at 30-day LIBOR plus 1.6% going forward. During the six months ended July 31, 2021 and 2020, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk.

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

We maintain a substantial amount of our temporarily investable cash in certificates of deposit and in government and prime money market funds (see Note 3 of the accompanying condensed consolidated financial statements). As of July 31, 2021, the weighted average annual interest rate of our certificates of deposit, classified as short-term investments, of $40.0 million and money market funds of $312.5 million was 0.06%. To illustrate the potential impact of changes in interest rates on our results of operations, we present the following hypothetical analysis, which assumes that our condensed consolidated balance sheet as of July 31, 2021 remains constant, and no further actions are taken to alter our existing interest rate sensitivity, including reinvestments. The weighted average number of days until maturity for the short-term investments and money market funds is 364 days. As the blended weighted average interest rate was 0.06% at July 31, 2021, the largest decrease in the interest rates presented below is 6 basis points (dollars in thousands).

	Increase (Decrease) in	Increase (Decrease) in	Net Increase (Decrease) in
Basis Point Change	Interest Income	Interest Expense	Income (pre-tax)
Up 300 basis points	$9,506	$—	$9,506
Up 200 basis points	6,338	—	6,338
Up 100 basis points	3,169	—	3,169
Down 6 basis points	(136)	—	(136)

With the consolidation of APC, we are subject to the effects of translating the financial statements of APC from its functional currency (Euros) into our reporting currency (US dollars). Such effects are recognized in accumulated other comprehensive loss, which is net of tax when applicable. APC remeasures transactions and subsidiary financial statements denominated in local currencies to Euros. Gains and losses on the remeasurements are recorded in the other (expense) income line of our condensed consolidated statement of earnings.

In addition, we are subject to fluctuations in prices for commodities including steel products, copper, concrete and fuel. Although we attempt to secure firm quotes from our suppliers, we generally do not hedge against increases in prices for these commodities. Commodity price risks may have an impact on our results of operations due to the fixed-price nature of many of our contracts. We attempt to include the anticipated amounts of price increases or decreases in the costs of our bids.

In times of increased supply cost volatility similar to those being experienced currently, we may take other steps to reduce our risks. For example, we may hold quotes related to materials in our industrial fabrication and field services segment for only three days. For major fixed price contracts in our power industry services segment, we may mitigate material cost risks by procuring the majority of the equipment and construction supplies during the early phases of a project. During Fiscal 2021, the profitability of our active jobs did not suffer meaningfully from the global surge in non-residential construction material costs.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 31, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to the Company and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure in the reports.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Included in Note 8 to the condensed consolidated financial statements that are included in Item 1 of Part I of this Quarterly Report on Form 10-Q is the discussion of the status of a specific legal proceeding as of July 31, 2021. In the normal course of business, we may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

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

ARGAN, INC.

September 7, 2021	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

September 7, 2021	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary