Form 10-Q
period 2021-10-31
ARGAN INC
filed 2021-12-08
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2021

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

Common stock, $0.15 par value: 15,714,745 shares as of December 7, 2021.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
REVENUES	$124,451	$127,331	$383,800	$274,971
Cost of revenues	98,316	106,988	306,299	234,989
GROSS PROFIT	26,135	20,343	77,501	39,982
Selling, general and administrative expenses	11,590	9,398	31,813	28,827
INCOME FROM OPERATIONS	14,545	10,945	45,688	11,155
Other income, net	1,117	175	1,569	1,714
INCOME BEFORE INCOME TAXES	15,662	11,120	47,257	12,869
Income tax (expense) benefit	(3,269)	(1,666)	(11,228)	1,391
NET INCOME	12,393	9,454	36,029	14,260
Net loss attributable to non-controlling interests	—	—	—	(40)
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	12,393	9,454	36,029	14,300
Foreign currency translation adjustments	(471)	(321)	(728)	(650)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$11,922	$9,133	$35,301	$13,650

NET INCOME PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$0.79	$0.60	$2.29	$0.91
Diluted	$0.78	$0.60	$2.25	$0.91

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	15,774	15,680	15,757	15,659
Diluted	15,963	15,833	15,980	15,795

CASH DIVIDENDS PER SHARE	$0.25	$0.25	$0.75	$1.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	October 31,	January 31,
	2021	2021
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$391,563	$366,671
Short-term investments	90,001	90,055
Accounts receivable	35,793	28,713
Contract assets	9,908	26,635
Other current assets (Note 10)	32,454	34,146
TOTAL CURRENT ASSETS	559,719	546,220
Property, plant and equipment, net	18,385	20,361
Goodwill	27,943	27,943
Other purchased intangible assets, net	3,417	4,097
Deferred taxes	—	249
Right-of-use and other assets	3,689	3,760
TOTAL ASSETS	$613,153	$602,630

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$39,959	$53,295
Accrued expenses	42,672	50,750
Contract liabilities	176,414	172,042
TOTAL CURRENT LIABILITIES	259,045	276,087
Deferred taxes	133	—
Other noncurrent liabilities	4,180	4,135
TOTAL LIABILITIES	263,358	280,222

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 15,787,673 and 15,706,202 shares issued at October 31, 2021 and January 31, 2021, respectively; 15,784,440 and 15,702,969 shares outstanding at October 31, 2021 and January 31, 2021, respectively	2,368	2,356
Additional paid-in capital	157,187	153,282
Retained earnings	190,308	166,110
Accumulated other comprehensive loss	(1,809)	(1,081)
TOTAL STOCKHOLDERS’ EQUITY	348,054	320,667
Non-controlling interests	1,741	1,741
TOTAL EQUITY	349,795	322,408
TOTAL LIABILITIES AND EQUITY	$613,153	$602,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2021 AND 2020

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional		Accumulated
	Outstanding	Par	Paid-in	Retained	Other Comprehensive	Non-controlling	Total
	Shares	Value	Capital	Earnings	Loss	Interests	Equity
Balances, August 1, 2021	15,769,440	$2,366	$155,904	$181,862	$(1,338)	$1,741	$340,535
Net income	—	—	—	12,393	—	—	12,393
Foreign currency translation loss	—	—	—	—	(471)	—	(471)
Stock compensation expense	—	—	913	—	—	—	913
Stock option exercises	15,000	2	370	—	—	—	372
Cash dividends	—	—	—	(3,947)	—	—	(3,947)
Balances, October 31, 2021	15,784,440	$2,368	$157,187	$190,308	$(1,809)	$1,741	$349,795

Balances, August 1, 2020	15,669,969	$2,351	$150,847	$170,653	$(1,445)	$1,741	$324,147
Net income	—	—	—	9,454	—	—	9,454
Foreign currency translation loss	—	—	—	—	(321)	—	(321)
Stock compensation expense	—	—	786	—	—	—	786
Stock option exercises	20,000	3	516	—	—	—	519
Cash dividends	—	—	—	(3,921)	—	—	(3,921)
Balances, October 31, 2020	15,689,969	$2,354	$152,149	$176,186	$(1,766)	$1,741	$330,664

Balances, February 1, 2021	15,702,969	$2,356	$153,282	$166,110	$(1,081)	$1,741	$322,408
Net income	—	—	—	36,029	—	—	36,029
Foreign currency translation loss	—	—	—	—	(728)	—	(728)
Stock compensation expense	—	—	2,521	—	—	—	2,521
Stock option exercises and other share-based award settlements	81,471	12	1,384	—	—	—	1,396
Cash dividends	—	—	—	(11,831)	—	—	(11,831)
Balances, October 31, 2021	15,784,440	$2,368	$157,187	$190,308	$(1,809)	$1,741	$349,795

Balances, February 1, 2020	15,634,969	$2,346	$148,713	$189,306	$(1,116)	$1,781	$341,030
Net income (loss)	—	—	—	14,300	—	(40)	14,260
Foreign currency translation loss	—	—	—	—	(650)	—	(650)
Stock compensation expense	—	—	2,199	—	—	—	2,199
Stock option exercises	55,000	8	1,237	—	—	—	1,245
Cash dividends	—	—	—	(27,420)	—	—	(27,420)
Balances, October 31, 2020	15,689,969	$2,354	$152,149	$176,186	$(1,766)	$1,741	$330,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,029	$14,260
Adjustments to reconcile net income to net cash provided by operating activities
Lease expense	3,017	1,318
Depreciation	2,560	2,798
Stock compensation expense	2,521	2,199
Amortization of purchased intangible assets	680	677
Deferred income tax expense	383	8,366
Other	390	593
Changes in operating assets and liabilities
Accounts receivable	(7,084)	6,585
Contract assets	16,727	6,156
Other assets	2,070	(15,976)
Accounts payable and accrued expenses	(19,966)	27,725
Contract liabilities	4,372	87,859
Net cash provided by operating activities	41,699	142,560

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	90,000	170,000
Purchases of short-term investments	(90,000)	(100,000)
Investment in solar energy projects	(4,085)	—
Purchases of property, plant and equipment	(1,123)	(1,412)
Net cash (used in) provided by investing activities	(5,208)	68,588

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of cash dividends	(11,831)	(27,420)
Proceeds from the exercise of stock options	1,396	1,245
Net cash used in financing activities	(10,435)	(26,175)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(1,164)	877
NET INCREASE IN CASH AND CASH EQUIVALENTS	24,892	185,850
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	366,671	167,363
CASH AND CASH EQUIVALENTS, END OF PERIOD	$391,563	$353,213

SUPPLEMENTAL CASH FLOW INFORMATION (Notes 7 and 10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2021

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

The Company’s fiscal year ends on January 31 of each year. The condensed consolidated balance sheet as of October 31, 2021, the condensed consolidated statements of earnings and stockholders’ equity for the three and nine months ended October 31, 2021 and 2020, and the condensed consolidated statements of cash flows for the nine months ended October 31, 2021 and 2020 are unaudited. The condensed consolidated balance sheet as of January 31, 2021 has been derived from audited financial statements. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the US Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto, and the independent registered public accounting firm’s report thereon, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (“Fiscal 2021”).

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of October 31, 2021, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Variable Interest Entity

In January 2018, the Company was deemed to be the primary beneficiary of a VIE that is performing the project development activities related to the planned construction of a new natural gas-fired power plant. Consequently, the account balances of the VIE are included in the Company’s condensed consolidated financial statements, including development costs incurred by the VIE during the project development period. The total amount of the project development costs included in the balances for property, plant and equipment as of October 31, 2021 and January 31, 2021 was $7.5 million at both dates. Consideration for the Company’s engineering and financial support provided to the project includes the right to build the power plant pursuant to a turnkey engineering, procurement and construction (“EPC”) services contract that has been negotiated and announced.

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

Revenues from fixed-price contracts, including portions of estimated gross profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the cost-to-cost approach. If, at any time, the estimate of contract profitability indicates an anticipated loss on a contract, the Company will recognize the total loss in the reporting period in which it is identified and the loss amount becomes estimable. Revenues from time-and-materials contracts are recognized when the related services are provided to the customer.

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

The transaction price for a contract represents the value of the contract awarded to the Company that is used to determine the amount of revenues recognized as of the balance sheet date. It may reflect amounts of variable consideration which could be either increases or decreases to the transaction price. These adjustments can be made from time-to-time during the period of contract performance as circumstances evolve related to such items as changes in the scope and price of contracts, claims, incentives and liquidated damages.

Contract assets include amounts that represent the rights to receive payment for goods or services that have been transferred to the project owner, with the rights conditional upon something other than the passage of time. Contract liabilities include amounts that reflect obligations to provide goods or services for which payment has been received. Contract retentions are billed amounts which, pursuant to the terms of the applicable contract, are not paid by project owners until a defined phase of a contract or project has been completed and accepted. These retained amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. Retention amounts and the length of retention periods may vary. Retainage amounts related to active contracts are considered current regardless of the term of the applicable contract; such amounts are generally collected by the completion of the applicable contract. The total of amounts retained by project owners under construction contracts at October 31, 2021 and January 31, 2021 were $41.3 million and $36.8 million, respectively.

Variable Consideration

Amounts for contract variations for which the Company has project-owner directive for additional work or other scope change, but not for the price associated with the corresponding additional effort, are included in the transaction price when it is considered probable that the applicable costs will be recovered through a modification to the contract price. The effects of any revision to a transaction price can be determined at any time and they could be material. The Company may include in the corresponding transaction price a portion of the amount claimed in a dispute that it expects to receive from a project owner. Once a settlement of the dispute has been reached with the project owner, the transaction price may be revised again to reflect the final resolution. The aggregate amount of such contract variations included in the transaction prices that were used to determine project-to-date revenues at October 31, 2021 and January 31, 2021 were $6.8 million and $16.6 million, respectively. Variations related to the Company’s contracts typically represent modifications to the existing contracts and performance obligations, and do not represent new performance obligations. Actual costs related to any changes in the scope of the corresponding contract are expensed as they are incurred. Changes to total estimated contract costs and losses, if any, are reflected in operating results for the period in which they are determined.

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

Accounting for the Subcontract Loss

Construction activities that were performed by APC on the mechanical installation of the boiler for a biomass-fired power plant under construction in Teesside, England, the Tees Renewable Energy Plant (“TeesREP”), were suspended in March 2020 due to the COVID-19 pandemic, pending preparations being made by the contractors and subcontractors to comply with new and evolving government guidance concerning public health protocols. At the time of the suspension of work on the TeesREP project, APC had completed approximately 90% of its subcontracted work.

APC entered into an amendment to the subcontract with its customer, effective June 1, 2020, covering the various terms and conditions for completion of the installation of the boiler. The agreement represented a global settlement of past commercial differences with both parties making significant concessions, and converted the billing arrangements for the remaining work to a time-and-materials basis. During October 2020, APC and its customer agreed to additional contractual changes that effectively recognized APC’s completion of the single performance obligation and that established a time-and-materials contractual arrangement covering any additional works requested by APC’s customer until completion of APC’s engagement which occurred during the current year.

The accounting for the subcontract, as amended, resulted in reductions to the subcontract loss that were recorded during the three and nine months ended October 31, 2020, in the approximate amounts of $2.8 million and $4.1 million, respectively. Accordingly, the final amount of the TeesREP subcontract loss was $29.5 million, and the remaining subcontract loss reserve balance was eliminated as of October 31, 2020. The total amounts of accounts receivable and contract assets related to the TeesREP project and included in the condensed consolidated balance sheets were less than $0.1 million as of October 31, 2021 and were $4.7 million as of January 31, 2021.

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

At October 31, 2021, the Company had RUPO of $491.6 million. The largest portion of RUPO at any date usually relates to EPC service contracts with typical performance durations of one to three years. However, the length of certain significant construction projects may exceed three years. The Company estimates that approximately 25% of the RUPO amount at October 31, 2021 will be included in the amount of consolidated revenues that will be recognized during the remainder of the fiscal year ending January 31, 2022. Most of the remaining amount of RUPO at October 31, 2021 is expected to be recognized in revenues during the fiscal year ending January 31, 2023.

Revenues for future periods will also include amounts related to customer contracts awarded subsequent to October 31, 2021. It is important to note that estimates may be changed in the future and that cancellations, deferrals or scope adjustments may occur related to work included in the amount of RUPO at October 31, 2021. Accordingly, RUPO may be adjusted to reflect project delays and cancellations, revisions to project scope and cost and foreign currency exchange fluctuations, or to revise estimates, as effects become known. Such adjustments may materially reduce future revenues below Company estimates.

Disaggregation of Revenues

The following table presents consolidated revenues for the three and nine months ended October 31, 2021 and 2020, disaggregated by the geographic area where the corresponding projects were located:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
United States	$110,196	$109,241	$349,066	$241,616
Republic of Ireland	9,698	8,331	21,947	10,760
United Kingdom	4,496	9,759	12,283	22,595
Other	61	—	504	—
Consolidated Revenues	$124,451	$127,331	$383,800	$274,971

The major portion of the Company’s consolidated revenues are recognized pursuant to fixed-price contracts with most of the remaining portions earned pursuant to time-and-material contracts. Consolidated revenues are disaggregated by reportable segment in Note 14 to the condensed consolidated financial statements.

NOTE 3 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At October 31, 2021 and January 31, 2021, significant amounts of cash equivalents were invested in government and prime money market funds with net assets invested in high-quality money market instruments. Such investments include US Treasury obligations; obligations of US government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by US government obligations. Due to market conditions, returns on money market instruments are currently minimal. The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Short-term investments as of October 31, 2021 and January 31, 2021 consisted solely of certificates of deposit purchased from Bank of America (the “Bank”) with weighted average initial maturities of less than one year. The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest which approximates fair value. Interest income is recorded when earned and is included in other income. At October 31, 2021 and January 31, 2021, the weighted average annual interest rates of the outstanding CDs were 0.1% and 0.2%, respectively.

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

NOTE 4 – ACCOUNTS AND NOTES RECEIVABLE

The Company generally extends credit to a customer based on an evaluation of the customer’s financial condition without requiring tangible collateral. Exposure to losses on accounts and notes receivable is expected to differ due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and may establish an allowance for credit losses based on management’s estimate of the loss that is expected to occur over the remaining life of the particular financial asset. The amounts of the provisions for credit losses for the three and nine months ended October 31, 2021 and 2020 were insignificant. The allowances for credit losses as of October 31, 2021 and January 31, 2021 were also insignificant.

As of October 31, 2021 and January 31, 2021, there were past due notes receivables from a project developer in the aggregate amount of $1.8 million, for which full receipt will most likely depend on the successful financing of the related project. The Company placed these notes receivables on a non-accrual status during Fiscal 2021.

NOTE 5 – PURCHASED INTANGIBLE ASSETS

At both October 31, 2021 and January 31, 2021, the goodwill balances related to the acquisitions of GPS and TRC were $18.5 million and $9.5 million, respectively. Management does not believe that any events or circumstances that have occurred or arisen since January 31, 2021 require an updated assessment of the goodwill balances of either GPS or TRC.

The Company’s purchased intangible assets, other than goodwill, consisted of the following elements as of October 31, 2021 and January 31, 2021:

		October 31, 2021			January 31,
	Estimated	Gross	Accumulated	Net	2021, (net
	Useful Life	Amounts	Amortization	Amounts	amounts)
Trade names
TRC	15 years	$4,499	$1,775	$2,724	$2,949
GPS	15 years	3,643	3,617	26	208
Process certifications	7 years	1,897	1,604	293	497
Customer relationships	10 years	916	542	374	443
Totals		$10,955	$7,538	$3,417	$4,097

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

At October 31, 2021, the Company did not have any borrowings or outstanding letters of credit issued under the Credit Agreement. However, subsequent to October 31, 2021, the Bank issued letters of credit in the total amount of $19.9 million in support of the activities of APC under a new customer contract. In connection with the current project development activities of the VIE that is described in Note 1, the Bank issued a letter of credit, outside the scope of the Credit Agreement, in the approximate amount of $3.4 million as of October 31, 2021 and January 31, 2021 for which the Company has provided cash collateral.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement, as amended, includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of October 31, 2021 and January 31, 2021, the Company was in compliance with the covenants of the Credit Agreement.

NOTE 7 – COMMITMENTS

Leases

The Company’s operating leases primarily cover office space that expire on various dates through September 2031 and certain equipment used by the Company in the performance of its construction services contracts. Some of these equipment leases are embedded in broader agreements with subcontractors or construction equipment suppliers. The Company has no material finance leases. None of the operating leases includes significant amounts for incentives, rent holidays or price escalations. Under certain lease agreements, the Company is obligated to pay property taxes, insurance, and maintenance costs.

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

Operating lease expense amounts are recorded on a straight-line basis over the expected lease terms and were $1.1 million and $3.0 million for the three and nine months ended October 31, 2021, respectively, and were $0.5 million and $1.3 million for the three and nine months ended October 31, 2020, respectively. Operating lease payments for the three and nine months ended October 31, 2021 were $1.1 million and $3.0 million, respectively, and were $0.3 million and $1.2 million for the three and nine months ended October 31, 2020, respectively. For operating leases as of October 31, 2021, the weighted average lease term is 41 months and the weighted average discount rate is 2.5%.

The Company also uses equipment and occupies other facilities under short-term rental agreements. Rent expense amounts incurred under operating leases and short-term rental agreements (including portions of the lease expense amounts disclosed above) and included in costs of revenues for the three and nine months ended October 31, 2021 were $2.8 million and $9.0 million, respectively. Rent expense incurred under these types of arrangements and included in costs of revenues for the three and nine months ended October 31, 2020 was $2.3 million and $4.2 million, respectively. Rent expense incurred under these types of arrangements (including portions of the lease expense amounts disclosed above) and included in selling, general and administrative expenses for the three and nine months ended October 31, 2021 was $0.3 million and $0.7 million, respectively. Rent expense incurred under these types of arrangements and included in selling, general and administrative expenses for the three and nine months ended October 31, 2020 was $0.2 million and $0.7 million, respectively.

The aggregate amounts of operating leases added during the nine months ended October 31, 2021 and 2020 were $2.4 million and $2.3 million, respectively. The following is a schedule of future minimum lease payments for the operating leases that were recognized in the condensed consolidated balance sheet as of October 31, 2021.

Years Ending January 31,
Remainder of 2022	$755
2023	1,020
2024	368
2025	214
2026	111
Thereafter	537
Total lease payments	3,005
Less interest portion	93
Present value of lease payments	2,912
Less current portion (included in accrued expenses)	1,665
Non-current portion (included in other noncurrent liabilities)	$1,247

The future minimum lease payments presented above include amounts due under a long-term lease covering the primary offices and plant for TRC with the founder and current chief executive officer of TRC at an annual rate of $0.3 million with a term extending through April 30, 2022.

Performance Bonds and Guarantees

In the normal course of business and for certain major projects, the Company may be required to obtain surety or performance bonding, to cause the issuance of letters of credit, or to provide parent company guarantees (or some combination thereof) in order to provide performance assurances to clients on behalf of its contractor subsidiaries. As these subsidiaries are wholly-owned, any actual liability is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. When sufficient information about claims on guaranteed or bonded projects would be available and monetary damages or other costs or losses would be determined to be probable, the Company would record such losses. Any amounts that may be required to be paid in excess of the estimated costs to complete contracts in progress as of October 31, 2021 are not estimable.

As of October 31, 2021, the value of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, was approximately $272.4 million. In addition, as of October 31, 2021, there were bonds outstanding in the aggregate amount of approximately $0.8 million covering other risks including warranty obligations related to completed activities; these bonds expire at various dates over the next twelve months. Not all of our projects require bonding.

As of October 31, 2021, the Company has also provided a financial guarantee, subject to certain terms and conditions, on behalf of GPS to an original equipment manufacturer in the amount of $3.6 million in support of business development efforts. The Company believes that the fair value of this guarantee as of October 31, 2021 is not material.

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

NOTE 8 – LEGAL CONTINGENCIES

In the normal course of business, the Company may have pending claims and legal proceedings. In the opinion of management, based on information available at this time, there are no current claims and proceedings that could have a material adverse effect on the condensed consolidated financial statements as of October 31, 2021. During September 2021, GPS settled major litigation as described below.

In January 2019, GPS filed a lawsuit against Exelon West Medway II, LLC and Exelon Generation Company, LLC (together referred to as “Exelon”) in the US District Court for the Southern District of New York for Exelon’s breach of contract and failure to remedy various conditions which negatively impacted the schedule and the costs associated with the construction by GPS of a gas-fired power plant for Exelon in Massachusetts. In March 2019, Exelon provided GPS with a notice intending to terminate the EPC contract under which GPS had been providing services to Exelon. At that time, the construction project was nearly complete and both of the power generation units included in the plant had successfully reached first fire. Nevertheless, and among other actions, Exelon provided contractual notice requiring GPS to vacate the construction site. Exelon asserted that GPS failed to fulfill certain obligations under the contract and was in default, withholding payments from GPS on invoices rendered to Exelon in accordance with the terms of the contract between the parties.

In September 2021, Argan’s wholly owned subsidiary, GPS, reached a final settlement of all outstanding claims between the parties resulting in Exelon making a payment to GPS in the amount of $27.5 million which was in excess of the previously reported amount of receivables and contract assets. The excess amount was included in revenues.

NOTE 9 – STOCK-BASED COMPENSATION

On June 23, 2020, the Company’s stockholders approved the adoption of the 2020 Stock Plan (the “2020 Plan”), and the allocation of 500,000 shares of the Company’s common stock for issuance thereunder. The Company’s board of directors may make share-based awards under the 2020 Plan to officers, directors and key employees. The 2020 Plan replaces the 2011 Stock Plan (the “2011 Plan”); the Company’s authority to make awards pursuant to the 2011 Plan expired on July 19, 2021. Together, the 2020 Plan and the 2011 Plan are hereinafter referred to as the “Stock Plans.”

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

As of October 31, 2021, there were 2,046,068 shares of common stock reserved for issuance under the Stock Plans; this number includes 459,500 shares of common stock available for future awards under the 2020 Plan.

Stock Options

A summary of stock option activity under the Company’s approved Stock Plans for the nine months ended October 31, 2021 and 2020, along with corresponding weighted average per share amounts, is presented below (shares in thousands):

		Exercise	Remaining
	Shares	Price	Term (years)	Fair Value
Outstanding, February 1, 2021	1,405	$44.17	6.90	$10.39
Granted	32	$54.60
Exercised	(41)	$34.05
Forfeited	(15)	$50.21
Outstanding, October 31, 2021	1,381	$44.64	6.32	$10.46
Exercisable, October 31, 2021	1,053	$45.51	5.66	$11.18

Outstanding, October 31, 2020	1,364	$44.14	6.96	$10.52
Exercisable, October 31, 2020	865	$46.40	5.97	$11.76

The changes in the number of non-vested options to purchase shares of common stock for the nine months ended October 31, 2021 and 2020, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Non-vested, February 1, 2021	467	$8.01
Granted	32	$11.12
Vested	(163)	$8.43
Forfeitures	(8)	$7.05
Non-vested, October 31, 2021	328	$8.13

Non-vested, October 31, 2020	499	$8.35

The total intrinsic value amounts of the stock options exercised during the nine months ended October 31, 2021 and 2020 were $0.6 million and $1.2 million, respectively. At October 31, 2021, the aggregate market value amounts of the shares of common stock subject to outstanding and exercisable stock options that were “in-the-money” exceeded the aggregate exercise prices of such options by $4.3 million and $3.4 million, respectively.

Restricted Stock Units

The changes in the maximum number of restricted stock units for the nine months ended October 31, 2021, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Outstanding, February 1, 2021	117	$17.71
Awarded	128	$39.84
Issued	(40)	$20.64
Outstanding, October 31, 2021	205	$31.00

Outstanding, October 31, 2020	117	$17.71

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

During the nine months ended October 31, 2021, the three-year vesting period for the restricted stock units awarded in April 2018 concluded and it was determined that 40,471 shares of common stock, including shares attributable to cash dividends, were earned pursuant to the performance criteria and other terms of the 2011 Plan and the applicable award agreements. These shares were issued to the awardees in April 2021.

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

Time-Based Restricted Stock Units

During the nine months ended October 31, 2021, the Company also awarded time-based restricted stock units covering a total of 65,000 shares of common stock to senior executives and other employees pursuant to the terms of the Stock Plans and as described in the corresponding agreements with each awardee. Most of the shares will vest in equal installments on each of the first three anniversaries of the award date. Accordingly, at each vesting date, one-third of the award shares plus a number of shares to be determined based on the amount of cash dividends deemed paid on shares earned pursuant to the awards will be issued to each awardee. Of the 15,500 shares awarded in September 2021, most of these shares will vest on the three-year anniversary of award.

Fair Value

The fair value amounts of stock options and restricted stock units are recorded as stock compensation expense over the terms of the corresponding awards. Expense amounts related to stock awards were $0.9 million and $0.8 million for the three months ended October 31, 2021 and 2020, respectively. Expense amounts related to stock awards were $2.5 million and $2.2 million for the nine months ended October 31, 2021 and 2020, respectively.

At October 31, 2021, there was $6.2 million in unrecognized compensation cost related to outstanding stock awards that the Company expects to expense over the next three years.

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

NOTE 10 – INCOME TAXES

Income Tax Expense Reconciliation

The Company’s income tax amounts for the nine months ended October 31, 2021 and 2020 differed from corresponding amounts computed by applying the federal corporate income tax rate of 21%to the income before income taxes for the periods as presented below:

	Nine Months Ended October 31,
	2021	2020
Computed expected income tax expense	$(9,924)	$(2,702)
Difference resulting from:
State income taxes, net of federal tax effect	(1,015)	(40)
Net operating loss carryback benefit (see discussion below)	—	4,390
Adjustments and other differences	(289)	(257)
Income tax (expense) benefit	$(11,228)	$1,391

Foreign income tax expense for the nine months ended October 31, 2021 was $0.5 million; the foreign tax expense amount for the nine months ended October 31, 2020 was not material.

During the nine months ended October 31, 2021, the Company wrote-off previously established deferred tax assets in the amount of $0.3 million based on the estimated non-deductible portion of stock option compensation.

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

A deferred tax asset in the amount of $8.3 million was recorded as of January 31, 2020 associated with the income tax benefit of the NOL for the year then ended. With the enactment of the CARES Act, the asset was moved to income taxes receivable (included in other current assets in the condensed consolidated balance sheets as of October 31, 2021 and January 31, 2021) where the value was increased to approximately $12.7 million. The carryback provided a favorable rate benefit for the Company as the loss, which was incurred in a year where the statutory federal tax rate was 21%, has been carried back to tax years where the tax rate was higher. The substantial portion of the net amount of this additional income tax benefit, estimated at the time to be approximately $4.2 million, was recorded in the nine-month period ended October 31, 2020.

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

The amount of identified but unrecognized income tax benefits related to research and development tax credits as of October 31, 2021 is $5.0 million, for which the Company has established a liability for uncertain income tax return positions, most of which is included in accrued expenses as of October 31, 2021 and January 31, 2021. The final outcome of these uncertain tax positions is not yet determinable. However, the Company does not expect that the amount of unrecognized tax benefits will significantly change due to any expiration of statutes of limitation over the next 12 months. However, it is possible that the disputes with the IRS related to the Company’s federal research and development tax credits (see discussion of income tax returns below) could be resolved within the next twelve months depending on the scheduling of an appeals hearing and/or the results of negotiations with the IRS. If resolution of the disputes occurs, it would result in the Company’s elimination of at least a substantial portion of the amount of the liability for uncertain income tax positions discussed above. As of October 31, 2021, the Company does not believe that it has any other material uncertain income tax positions reflected in its accounts.

As of October 31, 2021 and January 31, 2021, the balances of other current assets in the condensed consolidated balance sheet included income tax refunds receivable and prepaid income taxes in the total amounts of approximately $25.9 million and $26.9 million, respectively. The income tax refunds include the amounts expected to be received from the IRS upon completion of the tax return examination appeals process identified below and the amount expected to be received from the IRS upon its processing of the Company’s NOL carryback refund request discussed above.

Income Tax Returns

The Company is subject to federal and state income taxes in the US, and income taxes in Ireland and the UK. Tax treatments within each jurisdiction are subject to the interpretation of the related tax laws and regulations which require significant judgment to apply. The Company is no longer subject to income tax examinations by authorities for its fiscal years ended on or before January 31, 2018 except for several notable exceptions including Ireland, the UK and several states where the open periods are one year longer.

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

In January 2021, the IRS issued its final revenue agents report that documents its understanding of the facts, attempts to summarize the Company’s arguments in support of the research and development claims and states its position which disagrees with the Company’s treatment of a substantial amount of the costs that support the Company’s claims for Fiscal 2016 and Fiscal 2017. The Company believes that its arguments are sound and that the report does not present any new facts relating to the issues or make any new arguments that would cause it to make any adjustments to its accounting for the research and development claims as of October 31, 2021. In March 2021, the Company submitted a formal protest of the findings of the IRS examiner and is pursuing its income tax position with the IRS through the established protest and appeals process. The Company expects that the ultimate settlement of the income tax dispute will be resolved on a basis favorable to the Company.

In November 2020, the Company was notified by the IRS that it intends to examine the consolidated income tax return for Fiscal 2018, with an expressed focus on the research and development tax credit claimed therein. By the time the appeals process commences, our protest may dispute the results of the examinations of the tax returns for all three years.

Solar Energy Projects

During the nine months ended October 31, 2021, the Company invested approximately $4.1 million in a limited liability company that makes equity investments in solar energy projects that are eligible to receive energy tax credits. The passive investment has been accounted for under the equity method and reported within other assets in our condensed consolidated balance sheet. Each tax credit, when recognized, is recorded as a reduction of the corresponding investment balance with an offsetting reduction in the balance of accrued taxes payable in accordance with the deferral method. Investment tax credits in the approximate amount of $3.3 million were recognized during the nine months ended October 31, 2021. As of October 31, 2021, the Company’s remaining cash investment commitment was approximately $0.9 million.

At October 31, 2021, the corresponding investment balance was adjusted to reflect its share of the loss of the investment entity in the amount of approximately $0.4 million, which has been included as other expense in the Company’s condensed consolidated statement of earnings for the nine months ended October 31, 2021. The Company has also established deferred taxes related to the difference in the book and tax bases of the investments. This investment is expected to provide a positive overall return over the six-year expected life of the investment.

Supplemental Cash Flow Information

The amounts of cash paid for income taxes during the nine months ended October 31, 2021 and 2020 were $9.6 million (including $3.3 million in solar energy investment tax credits) and $3.8 million, respectively. During the nine months ended October 31, 2020, the Company received cash refunds of previously paid income taxes from various taxing authorities in the total amount of $0.9 million. The amount of income tax refunds received during the nine months ended October 31, 2021 was not material.

NOTE 11 – NET INCOME PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN

Basic and diluted net income per share amounts are computed as follows (shares in thousands except in the notes):

	Three Months Ended October 31,
	2021	2020

Net income attributable to the stockholders of Argan	$12,393	$9,454

Weighted average number of shares outstanding – basic	15,774	15,680
Effect of stock awards (1)	189	153
Weighted average number of shares outstanding – diluted	15,963	15,833

Net income per share attributable to the stockholders of Argan
Basic	$0.79	$0.60
Diluted	$0.78	$0.60
(1)	For the three months ended October 31, 2021 and 2020, the weighted average numbers of shares determined on a dilutive basis exclude the effects of antidilutive stock options covering an aggregate of 579,167 and 506,501 shares of common stock, respectively.

	Nine Months Ended October 31,
	2021	2020

Net income attributable to the stockholders of Argan	$36,029	$14,300

Weighted average number of shares outstanding – basic	15,757	15,659
Effect of stock awards (1)	223	136
Weighted average number of shares outstanding – diluted	15,980	15,795

Net income per share attributable to the stockholders of Argan
Basic	$2.29	$0.91
Diluted	$2.25	$0.91
(1)	For the nine months ended October 31, 2021 and 2020, the weighted average numbers of shares determined on a dilutive basis exclude the effects of antidilutive stock options covering an aggregate of 366,500 and 688,000 shares of common stock, respectively.

NOTE 12 – CASH DIVIDENDS

On September 9, 2021, the Company’s board of directors declared a regular quarterly cash dividend in the amount of $0.25 per share of common stock, which was paid on October 29, 2021 to stockholders of record at the close of business on October 21, 2021. On June 24, 2021, the Company’s board of directors declared a regular quarterly cash dividend in the amount of $0.25 per share of common stock, which was paid on July 30, 2021 to stockholders of record at the close of business on July 22, 2021. On April 14, 2021, the Company’s board of directors declared a regular quarterly cash dividend in the amount of $0.25 per share of common stock, which was paid on April 30, 2021. During the nine months ended October 31, 2020, the board of directors declared three regular quarterly cash dividends, each in the amount of $0.25 per share of common stock, which were paid to stockholders on October 31, 2020, July 31, 2020 and April 30, 2020, respectively. The Company also paid a special cash dividend in the amount of $1.00 per share of common stock on July 31, 2020.

NOTE 13 – CUSTOMER CONCENTRATIONS

The majority of the Company’s consolidated revenues relate to performance by the power industry services segment which provided 80% and 86% of consolidated revenues for the three months ended October 31, 2021 and 2020, respectively, and 77% and 83% of consolidated revenues for the nine months ended October 31, 2021 and 2020, respectively. The industrial services segment represented 17% and 12% of consolidated revenues for the three months ended October 31, 2021 and 2020, respectively, and 20% and 15% of consolidated revenues for the nine months ended October 31, 2021 and 2020, respectively.

The Company’s most significant customer relationship for the three months ended October 31, 2021 included one power industry service customer, which accounted for 56% of consolidated revenues. The Company’s most significant customer relationship for the three months ended October 31, 2020 included one power industry service customer, which accounted for 70% of consolidated revenues. The Company’s most significant customer relationships for the nine months ended October 31, 2021 included one power industry service customer and one industrial services customer, which accounted for 61% and 11% of consolidated revenues, respectively. The Company’s most significant customer relationship for the nine months ended October 31, 2020 included one power industry service customer, which accounted for 69% of consolidated revenues.

The accounts receivable balances from two major customers represented 25% and 21% of the corresponding consolidated balance as of October 31, 2021. Accounts receivable balances from three major customers represented 26%, 11% and 11% of the corresponding consolidated balance as of January 31, 2021. The contract asset balances from two major customers represented 30% and 12% of the corresponding consolidated balance as of October 31, 2021. Contract asset balances from two major customers represented 64% and 12% of the corresponding consolidated balance as of January 31, 2021.

NOTE 14 – SEGMENT REPORTING

Segments represent components of an enterprise for which discrete financial information is available that is evaluated regularly by the Company’s chief executive officer, who is the chief operating decision maker, in determining how to allocate resources and in assessing performance. The Company’s reportable segments recognize revenues and incur expenses, are organized in separate business units with different management teams, customers, talents and services, and may include more than one operating segment. Intersegment revenues and the related cost of revenues are netted against the corresponding amounts of the segment receiving the intersegment services. For the nine months ended October 31, 2021, intersegment revenues totaled approximately $2.7 million; such revenues for the three months ended October 31, 2021 were not material. For the three and nine months ended October 31, 2020, intersegment revenues totaled approximately $0.5 million and $1.4 million, respectively. Intersegment revenues for the aforementioned periods primarily related to services provided by the industrial fabrication and field services segment to the power industry services segment and were based on prices negotiated by the parties.

Summarized below are certain operating results and financial position data of the Company’s reportable business segments for the three and nine months ended October 31, 2021 and 2020. The “Other” column in each summary includes the Company’s corporate expenses.

Three Months Ended	Power	Industrial	Telecom
October 31, 2021	Services	Services	Services	Other	Totals
Revenues	$99,560	$21,402	$3,489	$—	$124,451
Cost of revenues	76,517	18,703	3,096	—	98,316
Gross profit	23,043	2,699	393	—	26,135
Selling, general and administrative expenses	6,770	2,158	558	2,104	11,590
Income (loss) from operations	16,273	541	(165)	(2,104)	14,545
Other income, net	1,116	—	—	1	1,117
Income (loss) before income taxes	$17,389	$541	$(165)	$(2,103)	15,662
Income tax expense					(3,269)
Net income					$12,393

Amortization of intangibles	$61	$166	$—	$—	$227
Depreciation	145	564	109	1	819
Property, plant and equipment additions	36	60	223	2	321

Current assets	$374,370	$24,029	$3,329	$157,991	$559,719
Current liabilities	247,693	9,015	1,696	641	259,045
Goodwill	18,476	9,467	—	—	27,943
Total assets	406,261	42,833	5,765	158,294	613,153

Three Months Ended	Power	Industrial	Telecom
October 31, 2020	Services	Services	Services	Other	Totals
Revenues	$109,712	$15,730	$1,889	$—	$127,331
Cost of revenues	91,263	14,218	1,507	—	106,988
Gross profit	18,449	1,512	382	—	20,343
Selling, general and administrative expenses	5,096	1,828	489	1,985	9,398
Income (loss) from operations	13,353	(316)	(107)	(1,985)	10,945
Other income, net	172	—	—	3	175
Income (loss) before income taxes	$13,525	$(316)	$(107)	$(1,982)	11,120
Income tax expense					(1,666)
Net income					$9,454

Amortization of intangibles	$62	$164	$—	$—	$226
Depreciation	178	654	106	2	940
Property, plant and equipment additions	164	34	81	—	279

Current assets	$392,954	$25,404	$1,704	$118,758	$538,820
Current liabilities	245,808	13,762	709	751	261,030
Goodwill	18,476	9,467	—	—	27,943
Total assets	425,909	47,356	3,190	119,045	595,500

Nine Months Ended	Power	Industrial	Telecom
October 31, 2021	Services	Services	Services	Other	Totals
Revenues	$295,736	$78,213	$9,851	$—	$383,800
Cost of revenues	233,682	64,519	8,098	—	306,299
Gross profit	62,054	13,694	1,753	—	77,501
Selling, general and administrative expenses	17,976	6,017	1,528	6,292	31,813
Income (loss) from operations	44,078	7,677	225	(6,292)	45,688
Other income, net	1,564	—	—	5	1,569
Income (loss) before income taxes	$45,642	$7,677	$225	$(6,287)	47,257
Income tax expense					(11,228)
Net income					$36,029

Amortization of intangibles	$183	$497	$—	$—	$680
Depreciation	464	1,764	329	3	2,560
Property, plant and equipment additions	464	76	578	5	1,123

Nine Months Ended	Power	Industrial	Telecom
October 31, 2020	Services	Services	Services	Other	Totals
Revenues	$227,363	$42,163	$5,445	$—	$274,971
Cost of revenues	192,583	38,096	4,310	—	234,989
Gross profit	34,780	4,067	1,135	—	39,982
Selling, general and administrative expenses	15,892	5,664	1,447	5,824	28,827
Income (loss) from operations	18,888	(1,597)	(312)	(5,824)	11,155
Other income, net	1,634	—	—	80	1,714
Income (loss) before income taxes	$20,522	$(1,597)	$(312)	$(5,744)	12,869
Income tax benefit					1,391
Net income					$14,260

Amortization of intangibles	$182	$495	$—	$—	$677
Depreciation	522	1,967	305	4	2,798
Property, plant and equipment additions	857	338	217	—	1,412

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of October 31, 2021, and the results of their operations for the three and nine month periods ended October 31, 2021 and 2020, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for Fiscal 2021 that was filed with the SEC on April 14, 2021 (the “Annual Report”).

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

We intend to make additional opportunistic acquisitions and/or investments by identifying companies with significant potential for profitable growth and realizable synergies with one or more of our existing businesses. However, we may have more than one industrial focus depending on the opportunity. We expect that significant acquired companies will be maintained in separate subsidiaries that will be operated in a manner that best provides cash flows for the Company and value for our stockholders.

Overview

Operating Results

Consolidated revenues for the three months ended October 31, 2021 were $124.5 million, which represented a slight decrease of $2.8 million, or 2.3%, from consolidated revenues of $127.3 million reported for the three months ended October 31, 2020.

The revenues of the power industry services segment decreased by $10.1 million to $99.6 million for the three months ended October 31, 2021, from $109.7 million reported for the three months ended October 31, 2020. The revenues of this reportable segment of our business represented 80.0% of consolidated revenues for the three months ended October 31, 2021. For the three months ended October 31, 2020, the percentage share of consolidated revenues represented by this reportable segment was 86.2%. The industrial services business reported revenues of $21.4 million for the three months ended October 31, 2021. This amount represented an increase of $5.7 million, or 36.1%, from revenues of $15.7 million reported by TRC for the three months ended October 31, 2020. Revenues provided by this reportable business segment represented 17.2% and 12.4% of corresponding consolidated revenues for the three months ended October 31, 2021 and 2020, respectively.

Consolidated gross profit for the three-month period ended October 31, 2021 was $26.1 million, or 21.0% of the corresponding consolidated revenues, which reflected primarily favorable contributions from the power industry services and industrial services segments. For the three-month period ended October 31, 2020, the consolidated gross profit was $20.3 million, which represented approximately 16.0% of the corresponding amount of consolidated revenues.

Selling, general and administrative expenses for the three months ended October 31, 2021 and 2020 were $11.6 million, or 9.3% of corresponding consolidated revenues, and $9.4 million, or 7.4% of corresponding consolidated revenues, respectively.

Due primarily to the increase in consolidated pre-tax book income to $15.7 million for the three months ended October 31, 2021 from $11.1 million for the three months ended October 31, 2020, we reported income tax expense in the amount of $3.3 million for the current period. Income tax expense for the three months ended October 31, 2020 was $1.7 million.

For the three months ended October 31, 2021, our favorable overall operating profit performance resulted in net income attributable to our stockholders in the amount of $12.4 million, or $0.78 per diluted share. For the comparable period last year, we reported net income attributable to our stockholders in the amount of $9.5 million, or $0.60 per dilutive share.

Consolidated revenues for the nine-month period ended October 31, 2021 were $383.8 million; this amount represented a 39.6% improvement from the amount of revenues for the nine months ended October 31, 2020. The revenues of the power industry services segment increased by $68.3 million to $295.7 million for the nine months ended October 31, 2021, from $227.4 million reported for the nine months ended October 31, 2020. The revenues of the power industry services segment represented 77.1% and 82.7% of consolidated revenues for the nine months ended October 31, 2021 and 2020, respectively. The industrial services business reported revenues of $78.2 million for the nine months ended October 31, 2021. This amount represented an increase of $36.0 million, or 85.5%, from revenues of $42.2 million reported by this business for the nine months ended October 31, 2020. Revenues provided by this reportable business segment represented 20.4% and 15.3% of corresponding consolidated revenues for the nine months ended October 31, 2021 and 2020, respectively.

Consolidated gross profit for the nine months ended October 31, 2021 was $77.5 million, or 20.2% of the corresponding consolidated revenues, which reflected primarily the favorable impact of higher consolidated revenues. For the nine months ended October 31, 2020, our consolidated gross profit was $40.0 million, or 14.5% of corresponding consolidated revenues for the period.

Selling, general and administrative expenses were $31.8 million and $28.8 million for the nine months ended October 31, 2021 and 2020, respectively, or 8.3% and 10.5% of revenues for the corresponding periods, respectively.

Due primarily to the consolidated pre-tax book income reported for the nine months ended October 31, 2021 in the amount of $47.3 million, we reported income tax expense in the amount of $11.2 million for the period. For the nine months ended October 31, 2020, we recorded an income tax benefit in the amount of $1.4 million which reflected primarily a net operating loss carryback benefit of $4.4 million, most of which was recorded in the first quarter last year.

For the nine months ended October 31, 2021, our improved overall operating performance resulted in net income attributable to our stockholders in the amount of $36.0 million, or $2.25 per diluted share. For the comparable period last year, we reported net income attributable to our stockholders in the amount of $14.3 million, or $0.91 per dilutive share.

The primary drivers of our strong financial performance for the three and nine months ended October 31, 2021 were the revenues and gross margin contributions associated with the construction projects of GPS. These projects represented the major portion of our business for the periods.

We believe that all of our businesses have been adversely impacted, to some degree, by difficulties presented by the COVID-19 pandemic, especially last year when the outbreak commenced. For example, the results for APC were hurt by the slow resumption of postponed Irish works projects and the suspension and restart of construction activities on a certain major project. The challenges of managing the continuing activities of the Guernsey Power Station project during the periods of various health and safety restrictions have resulted in modifications to construction plans and schedules. In addition, our consolidated revenues for the nine months ended October 31, 2020 in particular suffered from the effects of project delays by customers of both TRC and SMC attributable to the restrictive work environments caused by the pandemic.

We believe that all of our operating companies have managed the challenges presented by this ongoing pandemic with relative success so far. A significant amount of effort has been spent by senior and project management to ensure the safety of our employees during the COVID-19 pandemic while we continued to satisfy our customer obligations. While our pro-

active efforts varied depending on the particular job or office location, and other factors including the severity of the outbreak, we implemented a number of different safety measures, including COVID-19 testing onsite at a major job site, remote work, staggered shifts in various offices, contract tracing and quarantines. Meanwhile, our commitment to the maintenance of our operations and support teams, and the dedication to performance that our employees maintained during the crisis, positioned us well to satisfy the performance requirements of our customers as general business conditions improved during the nine months ended October 31, 2021. However, the recent resurgence of new COVID-19 virus variants represents uncertainty regarding our realizing expected financial results for the remainder of the year if the new outbreak prevents our work crews from completing project work as scheduled.

Engineering, Procurement and Construction Service Contracts

While the positive financial results for the three and nine months ended October 31, 2021 have been encouraging to us, third quarter events that may affect the level of future business have been mixed.

At October 31, 2021, the project backlog for the power industry services reporting segment was approximately $0.8 billion. The comparable backlog amount as of January 31, 2021 was also $0.8 billion. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects (project backlog is larger than the value of remaining unsatisfied performance obligations, or RUPO, on active contracts; see Note 2 to the accompanying consolidated financial statements).

Typically, we include the total value of EPC services and other major construction contracts in project backlog when we receive a corresponding notice to proceed from the project owner. However, we may include the value of an EPC services contract prior to the receipt of a notice to proceed if we believe that it is probable that the project will commence within a reasonable timeframe, among other factors. Projects that are awarded to us may remain included in our backlog for extended periods of time as customers experience project delays. However, cancellations or reductions may occur that would reduce project backlog and that could adversely affect our expected future revenues.

A meaningful amount of the project backlog amount at October 31, 2021 was represented by the Guernsey Power Station. The ramp-up of activity on this project since August 2019 has favorably impacted our consolidated operating results since then. Substantial completion of this project is currently scheduled to occur during the second half of the fiscal year ending January 31, 2023.

Despite our commitment to the construction of state-of-the-art, natural gas-fired power plants as important elements of our country’s electricity-generation mix in the future, we have been directing certain business development efforts to winning projects for the erection of utility-scale wind farms and solar fields and for the construction of hydrogen-based and other renewable energy projects. We have successfully completed these types of projects in the past and we renewed efforts to obtain new work in the renewable power sector that will complement our natural gas-fired EPC services projects going forward. During Fiscal 2021, GPS began exclusive negotiations with the owners of several significant renewable projects in anticipation of beginning the corresponding EPC services contract activities during the fiscal year ending January 31, 2022 (“Fiscal 2022”) and beyond.

Our efforts led to our announcement in May 2021 that GPS entered into an EPC services contract with CPV Maple Hill Solar, LLC, an affiliate of Competitive Power Ventures, Inc., to construct the Maple Hill Solar facility, which we believe will be among the largest solar-powered energy plants in Pennsylvania. Project activities were begun by GPS immediately. Project completion is currently scheduled to occur during the second half of calendar year 2022. The unique Maple Hill Solar project, which is located in Cambria County, will be constructed using over 235,000 photovoltaic modules to generate approximately 100 MW of electrical power.

The business development efforts conducted by our APC subsidiary have resulted in an increase in the project backlog of this business from $13.8 million at January 31, 2021 to $124.2 million as of October 31, 2021. The most significant award occurred in October 2021 as APC entered into an engineering and construction services contract with EPUKI London, UK, to construct a 2 x 330 MW natural gas-fired power plant in Carrickfergus, Belfast, Northern Ireland that will replace coal-fired units at the site. The power trains will be provided by Siemens Energy which will utilize SGT5-4000F gas turbines. The facility is being developed by EPNI Energy Limited. A notice to proceed was received and project activities have commenced. The overall project completion date is expected in the latter half of calendar 2023.

As discussed at previous reporting dates, GPS has been awarded certain EPC services contracts where the commencement of the projects has been delayed.

In January 2020, GPS entered into an EPC services contract with Harrison Power, LLC (“Harrison Power”) to construct a 1,085 MW natural gas-fired power plant in the Village of Cadiz, Harrison County, Ohio. The project is being developed by EmberClear, the parent company of Harrison Power, and Advanced Power Services (NA) Inc. We anticipate adding the value of this new contract to project backlog closer to its financial close and expected start date. Previously, we anticipated that the start of construction activities for this project would occur before the end of Fiscal 2022. However, delays continue and we cannot predict with certainty when the project will commence. As with most projects, the start dates for construction are generally controlled by the project owners.

On March 12, 2020, we announced that GPS had entered into an EPC services contract with NTE Connecticut, LLC to construct the Killingly Energy Center, a 650 MW natural gas-fired power plant, in Killingly, Connecticut. The facility is being developed by NTE Energy, LLC (“NTE”). However, in November 2021, the New England electricity grid operator requested that the Federal Energy Regulatory Commission (“FERC”) grant it permission to terminate its capacity supply contract with NTE because it does not believe that NTE will meet its critical path schedule milestones as required. Such termination would jeopardize the future of this project.

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

In May 2019, GPS entered into an EPC services contract to construct a 625 MW power plant in Harrison County, West Virginia. Caithness is partnered with ESC Harrison County Power, LLC to develop this project. As a limited notice to proceed with certain preliminary activities was received from the owner of this project at the time, the value of the contract was added to our project backlog. However, meaningful project development activities for the facility appear to have been discontinued, including the lapse of the project owner’s option to purchase the land for the plant. If development milestones are not achieved over the next several quarters, our evaluation will most likely result in the removal of the value of this power plant from project backlog.

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

The current year announcement by the PJM of a new capacity auction schedule may remove some amount of uncertainty for project developers in forecasting future streams of revenues. In fact, the results of the first capacity auction conducted by PJM in over 3 years were announced on May 2, 2021. Even though pricing was significantly lower than in prior years, over 5.6 GW of new combined cycle, gas-fired power plants cleared the auction, representing over 75% of all new capacity units. The remaining new capacity was comprised of solar and wind powered energy plants. Despite these results, new gas-fired power plant EPC projects may continue to be delayed until the visibility regarding future capacity revenue streams is further restored with the results of the next capacity auction for the PJM region, that has been rescheduled to January 25, 2022.

Other headwinds for future gas-fired power plant developments remain including an increase in the amount of power generating capacity provided by renewable energy assets, improvements and decreasing prices in renewable energy storage solutions including battery resources, increased environmental activism and the results of the 2020 presidential election in the US.

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

Perhaps the most significant uncertainty relates to the policies of President Biden who is proposing to make the electricity production in the US carbon free by 2035 and to put the country on the path to achieve net zero carbon emissions by 2050. Mr. Biden caused the US to re-join the Paris Climate Agreement and he has cancelled the permit allowing the Keystone XL Pipeline to cross the border from Canada into the US. In addition, Mr. Biden ordered a pause on the US government entering into new oil and natural gas leases on public lands or offshore waters to the extent possible, the launch of a rigorous review of all existing leasing and permitting practices related to fossil fuel development on public lands and waters, and the identification of steps that can be taken to double renewable energy production from offshore wind by 2030.

Market Outlook

The overall growth of our power business has been based substantially on the number of combined cycle gas-fired power plants built by us, as many coal-fired plants have been shut down. In 2010, coal-fired power plants accounted for about 45% of total electricity generation. By 2020, coal accounted for less than 20% of total electricity generation. On the other hand, natural-gas fired power plants provided approximately 39% of the electricity generated by utility-scale power plants in the US in 2020, representing an increase of 64% from the amount of electrical power generated by natural gas-fired power plants in 2010, which provided approximately 24% of net electricity generation for 2010. In the reference case of its Annual Energy Outlook 2021, the Energy Information Administration (“EIA”) projects average increases to utility-scale electricity generation in the US of slightly less than 1% per year from 2021 through 2050. It projects that coal-fired generation will continue to decline through 2050, and will represent only 11% of the electricity generation mix by 2050. The projection for natural gas-fired plants is that they will supply 36% of the larger net electricity generation amount in the US for 2050. Undoubtedly, the long-term historic decline in the use of coal as a power source in the US has been caused, to a significant extent, by the plentiful supply of domestic and generally inexpensive natural gas which made it the fuel of choice for power plant developers over this period.

However, the share of electricity generation provided by natural gas is particularly reactive in the short term to changing natural gas prices. The EIA has explained that natural gas prices have risen recently primarily because of growth in liquified natural gas exports while the production of natural gas has not kept the same pace. The increased natural gas prices in the US prompted certain firms controlling electricity generation facilities to switch fuel sources from gas to coal. The EIA reports that coal-fired electrical power generation increased by nearly 27% in the US during the first eight months of calendar year 2021 compared with the same period in 2020 and accounted for 23% of total generation during the period compared with 19% for the same period in 2020. Natural gas-fired power generation declined by 5% in the US during the first eight months of calendar 2021 and accounted for 38% of total utility-scale net electricity generation during the first eight months of 2021; down from a 41% share during the same period in calendar 2020.

Depleted supplies of natural gas may have dangerous consequences. The North American Electric Reliability Corp. (NERC) recently warned that much of the central US, from the Great Lakes region to southern Texas, may face critical power shortages during extreme weather conditions this winter as natural gas supply disruptions and low hydropower conditions could also imperil power reliability in New England and the western US.

Average natural gas spot prices for all of calendar 2021 are expected to remain high for the remainder of calendar 2021, then generally decline through 2022. Nonetheless, a long-term rise in natural gas prices and the resulting reduction in the demand for natural gas-fired electricity generation, could have adverse effects on the ability of independent power producers to obtain construction and permanent financing for new natural gas-fired power plants.

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

Nonetheless, we believe that relatively low natural gas prices will persist over the long-term. Together with the lower operating costs of natural gas-fired power plants, the higher energy generating efficiencies of modern gas turbines, and the requirements for grid resiliency should sustain the demand for modern combined cycle and simple cycle gas-fired power plants in the future. Natural gas is relatively clean burning, cost-effective and reliable. We believe that its benefits as a source of power are compelling, especially as a complement to the growing deployment of wind and solar powered energy sources. We continue to believe that the future long-term prospects for natural gas-fired power plant construction remain generally favorable as natural gas continues to be the primary source for power generation in our country. New gas-fired power plants incorporate major advances in gas-fired turbine technologies that have provided increased power plant efficiencies while providing the quick starting capabilities and the reliability that are necessary to balance the inherent intermittencies of wind and solar power plants.

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

However, in both states, the significant amount of renewable power capacity failed to rise to the occasion. A diversity lesson from both power crises may be that fossil-fuel electricity generation sources remain critical elements of the power generation mix in order to assure grid reliability and the avoidance of power outages. With hopes of preventing future rolling blackouts in California, regulators there approved the acquisition of five emergency natural gas-fueled electricity generators with an aggregate power output of approximately 150 MW.

Solar and wind energy plant developers continue to confront the problems caused by grid congestion, often unsuccessfully. Many of these projects have been canceled because renewable plants need to be sited where the resources are optimal, often in remote locations where the transmission systems are not robust. The costs associated with the necessary grid upgrades may be prohibitive. US offshore wind projects progress inconsistently, facing challenges in the areas of environmental and fishery impacts, grid connection and capability and federal permitting processes. Further, projects are confronted by shipping regulations in the US that may limit the ability of developers to replicate successful European construction and installation models. Proponents of clean energy also face political challenges. Recently, voters in the state of Maine were energized by local residents seeking to preserve pristine woodlands and rejected a project that would transmit hydropower from Canada into New England.

Major advances in the safe combination of horizontal drilling techniques and hydraulic fracturing led to the boom in natural gas supplies which have been available generally at consistently low prices. The abundant availability of cheap, less carbon-intense and higher efficiency natural gas in the US should continue to be a significant factor in the economic assessment of future power generation capacity additions although the pace of new opportunities emerging may be restrained and the starts of awarded EPC projects may be delayed.

We believe that it is also important to note that the plans for certain natural gas-fired power plant projects include the adoption of integrated green hydrogen solution packages. While the plants will initially burn natural gas alone, it is planned by the respective project owners that the plants will eventually burn a mixture of natural gas and green hydrogen, thereby establishing power-generation flexibility for these plants.

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

The foregoing discussion of our Market Outlook does focus on the state of the domestic power market as the EPC services business of GPS provides the predominant amount of our revenues. However, we cannot ignore the possibilities that overseas power markets may provide important new power construction opportunities for us in the future. The management of APC has growing enthusiasm for opportunities in the electricity generation markets across Ireland and the UK. While both of these countries are committed to the increase in energy consumption sourced from wind and the sun on the pathway to net zero emissions by 2050, there appears to be recognition that these sources of electrical power are inherently variable. Other technologies will be required to support these power sources and to provide electricity when power demands exceed the amount of electricity supplied by these renewables. The existence of the necessary power reserve will require conventional power generation sources, typically natural gas-fired power plants. As discussed above, APC was awarded a significant contract during the quarter ended October 31, 2021 to build a clean burning natural gas-fired power plant in Northern Ireland so that existing coal-fired power sources there can be shut-down.

The Irish government recently issued a policy statement on the security of the electricity supply in Ireland which confirms the requirement for the development of new support technologies to deliver on its commitment to have 80% of the country’s electricity generated from renewables by 2030. The report emphasizes that this will require a combination of conventional generation (typically powered by natural gas), interconnection to other jurisdictions, demand flexibility and other technologies such as energy storage (i.e., batteries) and generation from renewable gases (i.e., biomethane and/or hydrogen produced from renewable sources). The Irish government has approved that the development of new conventional generation (including gas-fired and gasoil distillate-fired generation) is a national priority and should be permitted and supported in order to ensure the security of electricity supply while supporting the growth of renewable electricity generation.

Further, the Irish government has recognized that the successful development of data centers in the country is a key aspect in promoting Ireland as a digital economy hot-spot in Europe. In the absence of data centers, Ireland would be experiencing much more modest electricity demand growth, consistent with population growth and the general development of industrial demand. However, the stewards of the electricity supply in Ireland recognize that the large increase in electricity demand presented by the growth of the data center industry represents an evolving, significant risk to the security of the supply.

Accordingly, guidelines have been published recently with the intent to protect both electricity consumers and the security of supply while continuing to allow data centers to connect to the electricity system. Assessment criteria for applications of data centers to obtain grid connections include, among other items, the ability of data center applicants to bring onsite dispatchable power generation (and/or storage) equivalent to or greater than their demand in order to support the security of supply. It is expected that any dispatchable on-site generation that uses fossil fuel sources developed by data center operators will use natural gas as the fuel source; again, natural gas is considered to be a transitional fuel in Ireland’s efforts to meet its climate action plan targets. Earlier this year, APC was awarded a project to install natural gas-fired power generation for a major data center in the Dublin area.

APC is actively pursuing new business opportunities in both the renewable and support sectors with its existing and new clients. The governments of both countries have already made funds available to develop and support specific projects with notable announcements in the north east region of the UK. The engineering and construction teams of APC are engaged in continuous discussions with particular stakeholders in certain of these projects and they are confident that APC will be part of their eventual execution.

We are committed to the rational pursuit of new construction projects, including those with overseas locations and unique deployments of power-generation turbines, and the future growth of our revenues. This may result in our decision to make investments in the development and/or ownership of new projects. Because we believe in the strength of our balance sheet, we are willing to consider certain opportunities that include reasonable and manageable risks in order to assure the award of the related engineering, procurement, construction or equipment installation services contracts to us. The competitive landscape for our core EPC services business related to natural gas-fired power plants has changed significantly over the last five years. While the market remains dynamic, we are moving into an era where there may be fewer competitors for new gas-fired power plant EPC services project opportunities. Several major competitors have exited the market for a variety of reasons or have been acquired. Others have announced intentions to avoid entering into fixed-price contracts. Nonetheless, the competition for new utility-scale gas-fired power plant construction opportunities is fierce and still includes multiple global firms.

We believe that the Company has a reputation as an accomplished, dependable and cost-effective provider of EPC and other large project construction contracting services. With the proven ability to deliver completed power facilities, particularly combined cycle, natural gas-fired power plants, we are focused on expanding our position in the power markets where we expect investments to be made based on forecasts of electricity demand covering decades into the future. We believe that our expectations are valid and that our plans for the future continue to be based on reasonable assumptions.

Comparison of the Results of Operations for the Three Months Ended October 31, 2021 and 2020

We reported net income attributable to our stockholders of $12.4 million, or $0.78 per diluted share, for the three months ended October 31, 2021. For the comparable period of the prior year we reported net income attributable to our stockholders of approximately $9.5 million, or $0.60 per diluted share.

The following schedule compares our operating results for the three months ended October 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended October 31,
	2021	2020	$ Change	% Change
REVENUES
Power industry services	$99,560	$109,712	$(10,152)	(9.3)%
Industrial fabrication and field services	21,402	15,730	5,672	36.1
Telecommunications infrastructure services	3,489	1,889	1,600	84.7
Revenues	124,451	127,331	(2,880)	(2.3)
COST OF REVENUES
Power industry services	76,517	91,263	(14,746)	(16.2)
Industrial fabrication and field services	18,703	14,218	4,485	31.5
Telecommunications infrastructure services	3,096	1,507	1,589	105.4
Cost of revenues	98,316	106,988	(8,672)	(8.1)
GROSS PROFIT	26,135	20,343	5,792	28.5
Selling, general and administrative expenses	11,590	9,398	2,192	23.3
INCOME FROM OPERATIONS	14,545	10,945	3,600	32.9
Other income, net	1,117	175	942	538.3
INCOME BEFORE INCOME TAXES	15,662	11,120	4,542	40.8
Income tax expense	(3,269)	(1,666)	(1,603)	(96.2)
NET INCOME	$12,393	$9,454	$2,939	31.1%

Revenues

Power Industry Services

The revenues of the power industry services segment, representing the businesses of GPS and APC, decreased by 9.3%, or $10.2 million, to $99.6 million for the three months ended October 31, 2021 compared with revenues of $109.7 million for the three months ended October 31, 2020 as the quarterly revenues associated with the Guernsey Power Station project have passed peak levels and APC completed its construction activities associated with the TeesREP project earlier this year. These reductions in revenues between the quarters were substantially offset by revenues associated with the new Maple Hill solar energy project, new projects at APC and the settlement of a legal matter. The revenues of this business represented approximately 80.0% of consolidated revenues for the quarter ended October 31, 2021 and 86.2% of consolidated revenues for the prior year quarter.

The primary drivers for the revenues of this segment for the three months ended October 31, 2020 were the revenues associated with the construction of the Guernsey Power Station project and the TeesREP project. Each of these projects reported significant quarterly revenues for last year’s third quarter. Together, the revenues associated with these two projects represented approximately 78.8% of consolidated revenues for the three-month period ended October 31, 2020.

Industrial Fabrication and Field Services

The revenues of our industrial fabrication and field services segment (representing the business of TRC) increased by $5.7 million, or 36.1%, to $21.4 million for the period compared to revenues of $15.7 million for the three months ended October 31, 2020. For the three months ended October 31, 2021 and 2020, the revenues of this segment represented 17.2% and 12.4% of consolidated revenues for the corresponding periods. TRC’s strong performance for the three-month period ended October 31, 2021 reflected a significant rise in revenues earned on field services projects during the period.  However, we expect the revenues of TRC to decline over the remainder of the current fiscal year as TRC recently completed a number of major projects. The major customers of TRC include some of North America’s largest fertilizer producers, as well as other chemical, mining, forest products, construction and energy companies with plants, facilities and other sites located primarily in the southeastern region of the US. The project backlog amounts for TRC as of October 31, 2021 and January 31, 2021 were $51.1 million and $54.0 million, respectively.

Telecommunications Infrastructure Services

The revenue results of this business segment (representing the business of SMC) were $3.5 million for the three-month period ended October 31, 2021, an increase of $1.6 million, or 84.7%, from the amount of revenues earned during the three months ended October 31, 2020. The improvement in revenues between the quarters related to increased project activities for both inside-premises and outside-premises customers.

Cost of Revenues

With the decrease in consolidated revenues for the three months ended October 31, 2021 compared with last year’s third quarter ended October 31, 2020, the consolidated cost of revenues also decreased between the quarters. These costs were $98.3 million and $107.0 million for the three month periods ended October 31, 2021 and 2020, respectively, representing an decrease of approximately 8.1%.

For the three month period ended October 31, 2021, we reported a consolidated gross profit of approximately $26.1 million which represented a gross profit percentage of approximately 21.0% of corresponding consolidated revenues. Most significantly, the gross profit for the period reflected the profit contributions of the construction activities related to the major projects of the power industry services segment, the recovery of TRC’s business from its low level of activity last year during the early months of the COVID-19 pandemic and the revenues recorded for the current quarter related to the settlement of the legal matter identified above. The gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments were 23.1%, 12.6% and 11.3%, respectively, for the quarter ended October 31, 2021.

Our consolidated gross profit reported for the three-month period ended October 31, 2020 was $20.3 million, which represented a gross profit percentage of approximately 16.0% of corresponding consolidated revenues. The gross profit for the three months ended October 31, 2020 included the profit contribution of the construction activities related to the Guernsey Power Station. It was also favorably impacted by the profit contributions of APC, which reflected the final significant change to the contractual arrangements covering the construction activities of the TeesREP Project subcontract. For the three months ended October 31, 2020, the gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments were 16.8%, 9.6% and 20.2%, respectively.

Selling, General and Administrative Expenses

These costs were $11.6 million and $9.4 million for the three months ended October 31, 2021 and 2020, respectively, representing a 23.3% increase between the quarters which occurred within each of our reporting segments due primarily to increased personnel and associated costs, including cash incentive and stock compensation expenses, and increased business development costs.

Other Income, Net

We reported other income, net, in the amount of $1.1 million for the three months ended October 31, 2021 which reflected primarily a cost reimbursement grant from the Irish government related to the COVID-19 pandemic.

Income Taxes

We reported income tax expense for the three months ended October 31, 2021 in the amount of approximately $3.3 million, which represents an effective income tax rate of 20.9% for the period. We estimate that our annual effective income tax rate for the year ending January 31, 2022, before discrete items, will approximate 23.3%. This estimated tax rate differs from the statutory federal tax rate of 21% due primarily to the unfavorable effects of state income taxes and permanent differences, including primarily certain nondeductible executive compensation and overseas income deemed to be Global Intangible Low-Taxes Income (“GILTI”).

For the three months ended October 31, 2020, we recorded income tax expense in the amount of approximately $1.7 million, which reflected an annual effective income tax rate of approximately 23.9% for the year, before discrete items, that was estimated at the time. This tax rate differed from the statutory federal tax rate of 21% due primarily to the unfavorable effects of permanent differences, including certain nondeductible executive compensation.

Comparison of the Results of Operations for the Nine Months Ended October 31, 2021 and 2020

We reported net income attributable to our stockholders of $36.0 million, or $2.25 per diluted share, for the nine months ended October 31, 2021. For the nine months ended October 31, 2020, we reported net income attributable to our stockholders of $14.3 million, or $0.91 per diluted share.

The following schedule compares our operating results for the nine months ended October 31, 2021 and 2020 (dollars in thousands):

	Nine Months Ended October 31,
	2021	2020	$ Change	% Change
REVENUES
Power industry services	$295,736	$227,363	$68,373	30.1%
Industrial fabrication and field services	78,213	42,163	36,050	85.5
Telecommunications infrastructure services	9,851	5,445	4,406	80.9
Revenues	383,800	274,971	108,829	39.6
COST OF REVENUES
Power industry services	233,682	192,583	41,099	21.3
Industrial fabrication and field services	64,519	38,096	26,423	69.4
Telecommunications infrastructure services	8,098	4,310	3,788	87.9
Cost of revenues	306,299	234,989	71,310	30.3
GROSS PROFIT	77,501	39,982	37,519	93.8
Selling, general and administrative expenses	31,813	28,827	2,986	10.4
INCOME FROM OPERATIONS	45,688	11,155	34,533	309.6
Other income, net	1,569	1,714	(145)	(8.5)
INCOME BEFORE INCOME TAXES	47,257	12,869	34,388	267.2
Income tax (expense) benefit	(11,228)	1,391	(12,619)	NM
NET INCOME	$36,029	$14,260	$21,769	152.7%

NM – Not meaningful.

Revenues

Power Industry Services

The revenues of the power industry services segment increased by 30.1%, or $68.4 million, to $295.7 million for the nine months ended October 31, 2021, compared with revenues of $227.4 million for the nine months ended October 31, 2020. The revenues of this segment represented approximately 77.1% of consolidated revenues for the nine-month period ended October 31, 2021, and approximately 82.7% of consolidated revenues for the nine-month period ended October 31, 2020.

The primary drivers for the strong performance by this reportable segment for the nine months ended October 31, 2021 were increased revenues associated with the construction of the Guernsey Power Station and the new Maple Hill solar energy facility, which together represented 66.8% of consolidated revenues. Last year, the revenues of this segment included primarily revenues associated with the construction of the Guernsey Power Station project, the TeesREP project and other projects of APC. Together, the revenues related to the Guernsey power station and the TeesREP project represented 77.4% of consolidated revenues for the nine months ended October 31, 2020.

Industrial Fabrication and Field Services

The revenues of our industrial fabrication and field services segment provided 20.4% of consolidated revenues for the nine-month period ended October 31, 2021, which reflected an increase in revenues of $36.1 million, or 85.5%, to $78.2 million compared to revenues of $42.2 million for the nine-month period ended October 31, 2020. The improved current year business of TRC reflects increased project activity for several customers, primarily in field services.

Telecommunications Infrastructure Services

The revenues of this business segment were $9.9 million for the nine-month period ended October 31, 2021 compared with revenues of $5.4 million for the nine-month period ended October 31, 2020, which represented an increase of 80.9% between the periods and which reflected strong performance by both the inside-premises and outside-premises groups.

Cost of Revenues

With the increase in consolidated revenues for the nine-month period ended October 31, 2021 compared with last year’s corresponding period, the consolidated cost of revenues also increased between the periods by 30.3%. These costs were $306.3 million and $235.0 million for the nine-month periods ended October 31, 2021 and 2020, respectively.

For the nine-month period ended October 31, 2021, we reported a consolidated gross profit of approximately $77.5 million, which represented a gross profit percentage of approximately 20.2% of corresponding consolidated revenues. The gross profit for the period reflected primarily the profit contributions of efficient construction activities related to the major projects of the power industry services reporting segment and the settlement of a legal matter in the third quarter. The gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments were 21.0%, 17.5% and 17.8%, respectively, for the nine-month period ended October 31, 2021.

For the nine months ended October 31, 2020, we reported a consolidated gross profit of approximately $40.0 million which represented a gross profit percentage of approximately 14.5% of corresponding consolidated revenues which was adversely affected primarily by the low level of revenues reported by TRC for the period. The gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments were 15.3%, 9.6% and 20.8%, respectively, for the nine-month period ended October 31, 2020.

Selling, General and Administrative Expenses

These costs were $31.8 million and $28.8 million for the nine-month periods ended October 31, 2021 and 2020, respectively, which represented an increase of approximately $3.0 million, or 10.4%, between the periods, and which occurred substantially during the third quarter of the current year as identified above.

Other Income, Net

For the nine months ended October 31, 2021 the amount of other income, net, was approximately $1.6 million, due substantially to two transactions related to APC. As disclosed above, APC received COVID-19 relief from the Irish government, which amounted to approximately $1.1 million, that was recognized during the third quarter of the current year. In April 2021, APC received a research and development credit payment from the government of the UK related to certain qualifying works performed during Fiscal 2019. Net of associated costs, the payment amount of $0.7 million, much like a grant, was included in other income for the nine-month period ended October 31, 2021. This line item also included our share of the net loss reported by the solar fund investment for the nine months ended October 31, 2021 in the amount of $0.4 million that is discussed in Note 10 to the accompanying condensed consolidated financial statements.

Typically, the amounts reported on this line include primarily income earned on funds maintained in money market accounts and interest income earned on CDs. Adverse economic reactions to the uncertainties of the COVID-19 pandemic commenced during the middle of last year’s first quarter ended April 30, 2020, including sharp reductions in investment interest rates. Other income from earnings on our temporary investments of excess cash for the nine-month period ended October 31, 2021 was insignificant although the aggregate amount of invested funds increased between the periods. For the nine-month period ended October 31, 2020, the net amount of other income of $1.7 million included primarily earnings on our temporary investments of excess cash before the pandemic.

Income Taxes

We reported income tax expense for the nine-month period ended October 31, 2021 in the amount of approximately $11.2 million, which represents an actual effective income tax rate of 23.8%. As indicated above, we estimate that our annual effective income tax rate for the year ending January 31, 2022, before discrete items, will approximate 23.3%. The estimated annual effective tax rate differs from the statutory federal tax rate of 21% due primarily to the unfavorable effects of state income taxes and permanent differences, including certain nondeductible executive compensation and overseas income deemed to be GILTI.

For the nine-month period ended October 31, 2020, we recorded an income tax benefit in the amount of approximately $1.4 million, which reflected primarily the net operating loss carryback benefit amount of $4.4 million discussed in Note 10 to the accompanying condensed consolidated financial statements.

Liquidity and Capital Resources as of October 31, 2021

At October 31 and January 31, 2021, our balances of cash and cash equivalents were $391.6 million and $366.7 million, respectively. During the nine months between these dates, our working capital increased by $30.5 million to $300.7 million as of October 31, 2021 from $270.1 million as of January 31, 2021.

The net amount of cash provided by operating activities for the nine months ended October 31, 2021 was $41.7 million. Our net income for the nine months ended October 31, 2021, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $45.6 million. The sources of cash from operations for the nine months ended October 31, 2021 also included a decrease in the balance of contract assets in the amount of $16.7 million. A reduction in the combined level of accounts payable and accrued expenses and an increase in accounts receivable during the nine-month period ended October 31, 2021, in the respective amounts of $20.0 million and $7.1 million, represented uses of cash for the period. Contract liabilities increased by $4.4 million during the nine months ended October 31, 2021, representing a source of cash. It is important to note that the amount of contract liabilities related to the Guernsey Power Station are expected to decline during the remainder of the current fiscal year, representing a use of cash, as the project moves past the peak level of construction activities. The amount of prepaid expenses and other assets decreased by $2.1 million during the nine months ended October 31, 2021, which also represented a source of cash for the period.

Another source of cash for the nine months ended October 31, 2021 were the proceeds associated with the exercise of stock options in the amount of $1.4 million. Non-operating activities used cash during the nine months ended October 31, 2021, including the payment of regular cash dividends in the amount of $11.8 million, investment payments made to a solar energy fund in the amount of $4.1 million and capital expenditures in the amount of $1.1 million. As of October 31, 2021, there were no restrictions with respect to inter-company payments between GPS, TRC, APC, SMC and the holding company. However, certain loans made by Argan to APC have been determined to be uncollectible.

The net amount of cash provided by operating activities for the nine months ended October 31, 2020 was $142.6 million. Our net income for the nine months ended October 31, 2020, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $30.2 million. However, the sources of cash from operations for the prior year period included primarily a temporary increase in the balance of contract liabilities  associated with the early phases of the Guernsey Power Station construction and new project awards at TRC in the amount of $87.9 million. Reductions in the balances of accounts receivable and contract assets, primarily at the TRC and APC operations, provided cash in the amounts of $6.6 million and $6.2 million, respectively. In addition, the combined level of accounts payable and accrued expenses increased by $27.7 million during the nine months ended October 31, 2020, a source of cash for the period.

As discussed above, our income tax accounting for the nine months ended October 31, 2020 reflected an entry to record the carryback of our net operating loss incurred for the year ended January 31, 2020 to prior income tax years. The loss carryback should result in a refund of federal income taxes in the amount of $12.7 million. This tax refund receivable was included in the balance of other current assets as of October 31, 2020, which was the primary cause of the increase in this balance of $16.0 million during the period, a use of cash.

Primary sources of cash for the nine months ended October 31, 2020 were the net maturities of short-term investments, certificates of deposit issued by the Bank, in the amount of $70.0 million. Non-operating activities used cash during the nine months ended October 31, 2020, including the payment of regular and special cash dividends in the total amount of $27.4 million and capital expenditures in the amount of $1.4 million. Partially offsetting these uses of cash, we received cash proceeds related to the exercise of stock options during the nine months ended October 31, 2020 in the amount of $1.2 million.

At October 31, 2021, most of our balance of cash and cash equivalents was invested in government and prime money market funds with most of their total assets invested in cash, US Treasury obligations and repurchase agreements secured by US Treasury obligations. The major portion of our domestic operating bank account balances are maintained with the Bank. We do maintain certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the UK in support of the operations of APC.

The original term of our Amended and Restated Replacement Credit Agreement with the Bank was scheduled to expire on May 31, 2021. During April 2021, the Company and the Bank agreed to an amendment to the Credit Agreement which extended the expiration date of the Credit Agreement to May 31, 2024 and reduced the borrowing rate. The Credit Agreement, as amended, includes the following features, among others: a lending commitment of $50.0 million including a revolving loan with interest at the 30 day LIBOR plus 1.6% (reduced from 2.0%), and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions. We may also use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business as defined by the Bank. At October 31, 2021, we had no outstanding borrowings, however, subsequent to October 31, 2021, the Bank issued letters of credit in the total amount of $19.9 million in support of the activities of APC under a new customer contract. In connection with the current project development activities of the VIE, the Bank issued a letter of credit, outside the scope of the Credit Agreement, in the approximate amount of $3.4 million for which we have provided cash collateral.

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement, as amended, requires that we comply with certain financial covenants at our fiscal year-end and at each fiscal quarter-end, and includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. At October 31, 2021 and January 31, 2021, we were compliant with the covenants of the Credit Agreement, as amended.

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

As of October 31, 2021, the value of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, was approximately $272.4 million. In addition, as of October 31, 2021, there were bonds outstanding in the aggregate amount of approximately $0.8 million covering other risks including warranty obligations related to completed activities; these bonds expire at various dates over the next twelve (12) months.

We have also provided a financial guarantee on behalf of GPS to an original equipment manufacturer in the amount of $3.6 million to support project developmental efforts.

When sufficient information about claims related to our performance on projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such losses. As our subsidiaries are wholly-owned, any actual liability related to contract performance is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. Any amounts that we may be required to pay in excess of the estimated costs to complete contracts in progress as of October 31, 2021 are not estimable.

As noted above, returns on money market instruments and certificates of deposit are currently minimal due to market conditions. With the desire to increase the amount of return on its available cash, the Company invested approximately $4.1 million during the nine months ended October 31, 2021 in a limited liability company that makes equity investments in solar energy projects that are eligible to receive energy tax credits. During Fiscal 2021, we made a similar investment in the amount of $1.3 million. The current year investment is expected to provide an overall return of approximately 20% over the six-year expected life of our investment. It is likely that we will evaluate opportunities to make larger solar energy investments of this type in the future.

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

The table following immediately below presents the determinations of EBITDA for the three and nine months ended October 31, 2021 and 2020, respectively (amounts in thousands).

	Three Months Ended
	October 31,
	2021	2020
Net income, as reported	$12,393	$9,454
Income tax expense	3,269	1,666
Depreciation	819	940
Amortization of purchased intangible assets	227	226
EBITDA	16,708	12,286
EBITDA of non-controlling interests	—	—
EBITDA attributable to the stockholders of Argan, Inc.	$16,708	$12,286

	Nine Months Ended
	October 31,
	2021	2020
Net income, as reported	$36,029	$14,260
Income tax expense (benefit)	11,228	(1,391)
Depreciation	2,560	2,798
Amortization of purchased intangible assets	680	677
EBITDA	50,497	16,344
EBITDA of non-controlling interests	—	(40)
EBITDA attributable to the stockholders of Argan, Inc.	$50,497	$16,384

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

As we believe that our net cash flow provided by operations is the most directly comparable performance measure determined in accordance with US GAAP, the table below reconciles the amounts of EBITDA for the applicable periods to the corresponding amounts of net cash flows provided by operating activities that are presented in our condensed consolidated statements of cash flows for the nine months ended October 31, 2021 and 2020 (amounts in thousands).

	Nine Months Ended
	October 31,
	2021	2020
EBITDA	$50,497	$16,344
Current income tax (expense) benefit	(10,845)	9,757
Stock compensation expense	2,521	2,199
Other non-cash items	3,407	1,911
(Increase) decrease in accounts receivable	(7,084)	6,585
Decrease (increase) in other assets	2,070	(15,976)
(Decrease) increase in accounts payable and accrued expenses	(19,966)	27,725
Change in contracts in progress, net	21,099	94,015
Net cash provided by operating activities	$41,699	$142,560

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

We consider the accounting policies related to revenue recognition on long-term construction contracts; income tax reporting; the accounting for business combinations; the subsequent valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee common stock-based awards; and the financial reporting associated with any significant claims or legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for special purpose entities including joint ventures and variable interest entities. An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report. During the nine months ended October 31, 2021, there have been no material changes in the way we apply the critical accounting policies described therein.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of October 31, 2021, we had no outstanding borrowings under our financing arrangements with the Bank as amended (see Note 6 to the accompanying condensed consolidated financial statements), which provide a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2024 with interest at 30-day LIBOR plus 1.6% going forward. During the nine months ended October 31, 2021 and 2020, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk.

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

We maintain a substantial amount of our temporarily investable cash in certificates of deposit and in government and prime money market funds (see Note 3 of the accompanying condensed consolidated financial statements). The weighted average number of days until maturity for the short-term investments and money market funds is 341 days. As of October 31, 2021, the weighted average annual interest rate of our certificates of deposit of $90.0 million, which are classified as short-term investments, and money market funds of $262.5 million was 0.07%. To illustrate the potential impact of changes in interest rates on our results of operations, we present the following hypothetical analysis, which assumes that our condensed consolidated balance sheet as of October 31, 2021 remains constant, and no further actions are taken to alter our existing interest rate sensitivity, including reinvestments. As the blended weighted average interest rate was 0.07% at October 31, 2021, the largest decrease in the interest rates presented below is 7 basis points (dollars in thousands).

	Increase (Decrease) in	Increase (Decrease) in	Net Increase (Decrease) in
Basis Point Change	Interest Income	Interest Expense	Income (pre-tax)
Up 300 basis points	$9,850	$—	$9,850
Up 200 basis points	6,566	—	6,566
Up 100 basis points	3,283	—	3,283
Down 7 basis points	(186)	—	(186)

With the consolidation of APC, we are subject to the effects of translating the financial statements of APC from its functional currency (Euros) into our reporting currency (US dollars). Such effects are recognized in accumulated other comprehensive loss, which is net of tax when applicable. APC remeasures transactions and subsidiary financial statements denominated in local currencies to Euros. Gains and losses on the remeasurements are recorded as other income or expense in our condensed consolidated statement of earnings.

In our Annual Report, we included a discussion of risks to our fixed price contracts if actual contract costs rise above the estimated amounts of such costs that support corresponding contract prices. Identified as factors that could cause contract cost overruns, project delays or other unfavorable effects on our contracts, among other circumstances and events, are delays in the scheduled deliveries of machinery and equipment ordered by us or project owners, unforeseen increases in the costs of labor, warranties, raw materials, components or equipment or the failure or inability to obtain resources when needed.

We are subject to fluctuations in prices for commodities including steel products, copper, concrete and fuel. Although we attempt to secure firm quotes from our suppliers, we generally do not hedge against increases in prices for these commodities. Commodity price risks may have an impact on our results of operations due to the fixed-price nature of many of our contracts. We attempt to include the anticipated amounts of price increases or decreases in the costs of our bids. In times of increased supply cost volatility, we may take other steps to reduce our risks. For example, we may hold quotes related to materials in our industrial fabrication and field services segment for only three days. For major fixed price contracts in our power industry services segment, we may mitigate material cost risks by procuring the majority of the equipment and construction supplies during the early phases of a project. The profitability of our active jobs has not suffered meaningfully from the periodic global surges in non-residential construction material costs.

For the current year, our operations have been challenged by the well-publicized global supply chain disruptions. While the management of the risks associated with the inability to obtain machinery, equipment and other materials when needed continues to include our best efforts, we are concerned that the supply chain uncertainties may be impacting project owners’ confidence in commencing new work which may adversely affect our expected levels of revenues until the supply chain disruptions dissipate.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of October 31, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to the Company and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure in the reports.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Included in Note 8 to the condensed consolidated financial statements that are included in Item 1 of Part I of this Quarterly Report on Form 10-Q is the discussion of the status of the legal proceeding that was settled in September 2021. In the normal course of business, we may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

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

Subsequent to October 31, 2021, we made our initial repurchases of common stock pursuant to the Repurchase Plan. As of December 7, 2021, we had repurchased approximately 70,000 shares for an aggregate price of approximately $2.8 million.

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

ARGAN, INC.

December 8, 2021	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

December 8, 2021	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary