Form 10-K
period 2022-01-31
ARGAN INC
filed 2022-04-13
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended January 31, 2022

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

Securities registered under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”): None

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $382,871,469 on July 30, 2021 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price on the NYSE as reported for that date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of April 11, 2022: 14,815,609 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders to be held on June 21, 2022 are incorporated by reference in Part III.

ARGAN, INC. AND SUBSIDIARIES

2022 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS.

Argan, Inc. (“Argan”) conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), Atlantic Projects Company Limited and affiliates (“APC”), The Roberts Company, Inc. (“TRC”) and Southern Maryland Cable, Inc. (“SMC”) (together referred to as the “Company,” “we,” “us,” or “our”). Through GPS and APC, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance, project development, technical and other consulting services to the power generation market including the renewable energy sector. The wide range of customers includes independent power producers, public utilities, power plant equipment suppliers and global energy plant construction firms with projects located in the United States (the “U.S.”), the Republic of Ireland (“Ireland”) and the United Kingdom (the “U.K.”). GPS and APC represent the Company’s power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southeastern region of the U.S. and that are based on its expertise in producing, delivering and installing fabricated metal components such as piping systems and pressure vessels. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region of the U.S.

Holding Company Structure

Argan was organized as a Delaware corporation in May 1961. We intend to make additional opportunistic acquisitions and/or investments by identifying companies with significant potential for profitable growth and realizable synergies with one or more of our existing businesses. However, we may have more than one industrial focus depending on the opportunity. We expect that companies acquired by Argan will be maintained in separate subsidiaries that will be operated in a manner that best provides cash flows for the Company and value for our stockholders. Argan is a holding company with current investments in GPS, APC, TRC and SMC.

Power Industry Services

The most significant percentage of our power industry services has been performed by GPS which is a full-service engineering, procurement and construction (“EPC”) services firm that we have operated for over fifteen years since it was acquired by us in 2006. GPS has the proven abilities of designing, building and commissioning large-scale energy projects in the U.S. The extensive design, construction, project management, start-up and operating experience of GPS has grown with installed capacity exceeding 15 gigawatts of mostly domestic power-generating capacity. Our power projects have included base-load combined-cycle facilities, simple-cycle peaking plants and boiler plant construction and renovation efforts. We also have experience in the renewable energy sector by providing EPC contracting and other services to the owners of alternative energy facilities, including biomass plants, wind farms and solar fields. Typically, the scope of work for GPS includes complete plant engineering and design, the procurement of equipment and construction from site development through electrical interconnection and plant testing. The durations of our construction projects typically range between one to three years. However, the length of certain significant construction projects may exceed three years.

This reportable business segment also includes APC, a company formed in Ireland over 45 years ago, and its affiliated companies, which we acquired in May 2015. APC provides turbine, boiler and large rotating equipment engineering, procurement, installation, commissioning and outage services to primarily utility-scale power plant operators, major data center operators, original equipment manufacturers and global construction firms. With its presence in Ireland, the U.K. as well as the U.S., APC represents the portion of this segment’s business with an international focus.

The revenues of our power industry services business segment were $398.1 million, $319.4 million and $135.7 million for the years ended January 31, 2022 (“Fiscal 2022”), 2021 (“Fiscal 2021”) and 2020 (“Fiscal 2020”), respectively, or 78%, 81% and 57% of our consolidated revenues for the corresponding periods, respectively. The substantial portions of the revenues of this reportable segment reported for these three years were derived from the performance of activities by GPS and APC under EPC services and other construction contracts with the owners of power plant projects.

Guernsey Power Station

In January 2019, GPS entered into an EPC services contract to construct an 1,875 MW natural gas-fired power plant in Guernsey County, Ohio (the “Guernsey Power Station”). Caithness Energy, L.L.C. (“Caithness”) led the development of this project. After receiving a full notice-to-proceed, GPS commenced substantial activities for this project in August 2019. The Guernsey Power Station is the largest, single-phase, gas-fired, power plant construction project in the U.S. For Fiscal 2022, Fiscal 2021 and Fiscal 2020, this project represented the major portions of consolidated revenues. Substantial completion of this project is expected to occur during the second half of our fiscal year ending January 31, 2023 (“Fiscal 2023”).

Guernsey County is located in southeastern Ohio in the heart of the state’s Utica and Marcellus shale gas development area. Using state-of-the-art combined cycle technology and an air-cooling system, the Guernsey Power Station will be a cost-efficient, fuel-efficient, electricity generating power plant that protects air quality and conserves water with the capability to satisfy the electricity needs of approximately one million homes.

The combined cycle design of this plant utilizes three power trains, with each one including a gas-fired turbine, a heat recovery steam generator and a steam turbine, that will enable this plant to generate significantly more power from the equivalent amount of fuel than a traditional gas-fired power plant. The Guernsey Power Station will also use dry cooling technology to reduce water usage by as much as 95% compared to a water-cooled power plant. Because of its advanced design, the power plant will achieve the lowest possible air emissions.

Maple Hill Solar

In May 2021, we announced that GPS entered into an EPC services contract with CPV Maple Hill Solar, LLC, an affiliate of Competitive Power Ventures, Inc. (“CPV”), to construct the Maple Hill Solar facility. Project activities were begun by GPS immediately. Project completion is currently scheduled to occur during the second half of Fiscal 2023. The unique Maple Hill Solar project, which is located on previously cleared timber property in Cambria County, Pennsylvania, will be constructed using over 235,000 photovoltaic modules to generate approximately 100 MW of electricity which is enough to power more than 18,000 homes.

Kilroot Power Station

In October 2021, APC entered into an engineering and construction services contract with EPUKI London, U.K., which is an affiliate of EPUKI, a Czech company, to construct a 2 x 330 MW natural gas-fired power plant in the Carrickfergus area near Belfast, Northern Ireland, that will replace an existing coal-fired power plant at the site. The facility is being developed by EPNI Energy Limited. A notice to proceed was received and project activities have commenced. The overall project completion date is expected in the latter half of our fiscal year ending January 31, 2024 (“Fiscal 2024”).

Other APC Construction Works

The Irish operations of APC are performing the design, build and operations of a dedicated power plant within a major data center. The size and configuration of the facility, consisting of up to nine (9) gas-fired turbines, is a first-of-a-kind within the Irish data center market. The Irish operations are also completing construction activities for a major computer chip manufacturer. Both of these Irish projects are located near Dublin.

As of January 31, 2022, the U.K. operations of APC have nearly completed the installation of a synchronized condenser for the combined cycle, gas-fired power plant located at the Isle of Grain site in the Kent region of the U.K. Finally, during Fiscal 2022, the U.K. operations of APC completed subcontracted construction efforts for the Teesside Renewable Energy Plant (“TeesREP”) which is located in the northeast region of England. TeesREP is a 299 MW biomass-fueled power station that will burn primarily wood pellets in order to generate electricity sufficient to power 600,000 homes. APC was responsible primarily for the mechanical installation of the boiler for one of the largest bio-mass-fueled power stations in the world.

Major Customer Contracts

At January 31, 2022, the project backlog for this reporting segment was approximately $0.7 billion. The comparable backlog amount as of January 31, 2021 was approximately $0.8 billion. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects. The project backlog amount that we disclose is larger than the value of remaining unsatisfied performance obligations, or RUPO, on active contracts (see Note 4 to the accompanying consolidated financial statements). As of January 31, 2022, the difference between the amount of project backlog of $0.7 billion and the lesser RUPO amount of $0.4 billion is the EPC services contract with ESC Harrison County Power, LLC, that is described below.

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

As we have discussed at previous reporting dates, GPS has been awarded other EPC services contracts for which commencement of project activities have been delayed. We have maintained that the delays in the construction starts of these projects and the awards of new business awards to GPS relate to a variety of factors, especially in the northeastern and Mid-Atlantic regions of the U.S. where the electricity grid is run by PJM Interconnection LLC (“PJM”). Certain projects in development are confronting difficulties in obtaining the necessary permits for construction and operation, in securing the delivery of fuel to the power plant site and in establishing the necessary power connection to the electricity grid. Currently, we believe that the ability of the owners of fully developed gas-fired power plant projects to close on equity and permanent debt financing is challenged by uncertainty in the capital markets caused by multiple factors including delayed capacity auctions and mounting public and political opposition to fossil-fuel energy projects.

In January 2020, GPS entered into an EPC services contract with Harrison Power, LLC (“Harrison Power”) to construct a 1,085 MW natural gas-fired power plant in the Village of Cadiz, Harrison County, Ohio. The project is being developed by EmberClear, the parent company of Harrison Power, and Advanced Power Services (NA) Inc. We anticipate adding the value of this contract to project backlog closer to its financial close and expected start date. Previously, we anticipated that the start of construction activities for this project would occur before the end of Fiscal 2022. However, the start dates for construction are generally controlled by the project owners and certain delays prevented the start of this project from occurring during Fiscal 2022. Nevertheless, as the project owners have continued to progress their activities, we are cautiously optimistic that the start of construction activities for this project will occur before the end of Fiscal 2023.

In May 2019, GPS entered into an EPC services contract to construct a 625 MW power plant in Harrison County, West Virginia. Caithness is partnered with ESC Harrison County Power, LLC to develop this project. As a limited notice to proceed with certain preliminary activities was received from the owner of this project at the time, the value of the contract was added to our project backlog. However, meaningful project development activities for the facility appear to be limited. We believe that it is significant that this project is included in the new services queue of PJM with a recently updated status indicating work is being performed by PJM to assure the plant’s interconnection to the electricity grid. Nonetheless, if meaningful development milestones are not achieved, our evaluation may result in the removal of the value of this power plant from project backlog during Fiscal 2023.

On March 12, 2020, we announced that GPS had entered into an EPC services contract with NTE Connecticut, LLC to construct the Killingly Energy Center, a 650 MW natural gas-fired power plant, in Killingly, Connecticut. The facility is being developed by NTE Energy, LLC (“NTE”). However, in November 2021, the New England electricity grid operator requested that the Federal Energy Regulatory Commission (“FERC”) grant it permission to terminate its capacity supply contract with NTE because it did not believe that NTE would meet its critical path schedule milestones as required; permission was subsequently granted. This termination has significantly reduced the likelihood that this power plant will be built.

As announced in Fiscal 2019, GPS entered into an EPC services contract to construct the Chickahominy Power Station, a 1,740 MW natural gas-fired power plant, in Charles City County, Virginia. We did not include the value of this contract in our project backlog. We provided financing through notes receivable from the consolidated VIE that was established by the project owner and that was dedicated to the development efforts. We also provided technical support to the project. Significant development milestones were achieved by the project owner. However, a planned gas pipeline expansion that the project owner believed would supply natural gas to the power plant was rejected by Virginia’s State Corporation Commission during Fiscal 2022, which led to cancellation by PJM of its interconnection service agreement with the project based on alleged failures of the project to meet required milestones. In February 2022, PJM received notice from FERC accepting PJM’s termination of the service agreement which effectively removed the Chickahominy Power Station from PJM’s planning queue. In summary, the project owner was unable to secure an alternative fuel-supply for the plant and the project lost its interconnection service commitment from PJM. Therefore, the project owner was unable to obtain the necessary equity financing for the project and we ceased providing project development funding. We concluded that the completion of the development of this project is significantly jeopardized and that it is doubtful that construction of this power plant will occur. In March 2022, the project owner issued a public statement that the project was cancelled (see additional discussion regarding this matter below in the “Special Purpose Entities” section).

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

Despite our commitment to the construction of state-of-the-art, natural gas-fired power plants as important elements of our country’s electricity-generation mix in the future, we are targeting business development efforts to win projects for the erection of utility-scale wind farms and solar fields and for the construction of other renewable energy projects. We have successfully completed these types of projects in the past and we are renewing efforts to obtain new work in the renewable power sector that will complement our natural gas-fired EPC services projects going forward, like the Maple Hill Solar energy project.

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

In January 2018, we determined that we were the primary beneficiary of a VIE that was performing the project development activities related to the construction of the Chickahominy Power Station. The account balances of the VIE have been included in the consolidated financial statements since then, including capitalized project costs that have been included in property, plant and equipment. After reaching the conclusions discussed above and consistent with the disclosure included in the Current Report on Form 8-K that we filed on January 24, 2022, we recorded an impairment loss during the fourth quarter of Fiscal 2022 related to all of the capitalized project development costs in the amount of $7.9 million, of which $2.5 million was attributed to the non-controlling interest.

Labor and Materials

We perform work on job sites in different states and countries. The skilled craft labor pool is unique in each region due to a variety of factors, including union versus non-union work environments, competing infrastructure projects located nearby our sites that utilize the same labor pool as us, and decreased and aging labor pools resulting from demographic trends. As such, we take a carefully considered and tailored approach at each job site to acquire and retain the required personnel resources when we need them, especially craft labor, and to maintain optimum productivity on each of our projects. Depending on the project, we may utilize direct hires, subcontractors, existing internal personnel, or a combination of the three. To date, we have managed generally to staff each of our jobs safely and effectively.

Overall, employment in the domestic construction industry is nearing the pre-pandemic high. The industry’s unemployment rate has dropped to 6.7% for February 2022. The number of unemployed job seekers with construction experience has declined by about 26% over the last year. The rising employment has been accompanied by higher wages that have risen by approximately 5.1% over the last year as well.

However, in staffing each new project with the skilled craft labor needed to complete the job successfully, we may be challenged by labor shortages in the construction industry, rising wages, demographic trends and other factors. Going forward, competition for labor may include employers outside the construction industry that can offer the one job benefit that construction companies can’t which is the opportunity to work remotely. In short, labor shortages are expected to persist into the next fiscal year as wages rise.

In connection with the engineering and construction of traditional power plants, biodiesel plants and other renewable energy systems, we procure materials for installation on our various projects. We are not dependent upon any one source for major equipment components, like heat recovery steam generation units, steam turbines and air-cooled condensers, or any other construction materials that we use to complete a particular power project. In general, we have not experienced significant schedule delays related to the procurement or delivery of the necessary materials for our major projects in the past.

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

We sourced certain supplies, materials and equipment from countries stricken by the COVID-19 pandemic, as did certain of the major original equipment manufacturers for major components of natural gas-fired power plants. Disruptions to these supply chains, or the supply and productivity of labor at job sites, due to the global COVID-19 pandemic or other causes may continue to challenge our schedules, and may ultimately affect our ability to complete our large fixed-price contract projects in accordance with original schedules. For example, the supply of solar panels to projects in the U.S has been slowed. We believe that we have protections in our contracts with major customers that provide certain relief that helps to mitigate certain financial risks. These protections could be limited depending on the underlying issues and the financial challenges of our customers.

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

The costs of materials needed for the completion of our projects may fluctuate from time to time.  In times of increased volatility similar to those being experienced currently, we take steps to reduce our risks.  For example, we may hold quotes related to materials in our industrial fabrication and field services segment for only three days. For major fixed price contracts in our power industry services segment, we may mitigate material cost risks by procuring the majority of the equipment and construction supplies during the early phases of a project. During Fiscal 2022, we believe in general that we effectively confronted the economic challenges to our active jobs from the global surge in material costs.

While our operations were challenged by the well-publicized global supply chain disruptions during Fiscal 2022, the management of the risks associated with the inability to obtain machinery, equipment and other materials when needed continued to include our best efforts. However, we are concerned that the supply chain uncertainties may be impacting project owners’ confidence in commencing new work which may adversely affect our expected levels of revenues until the supply chain disruptions dissipate.

Competition

GPS competes with large and well capitalized private and public firms in the construction and engineering services industry like Kiewit Corporation, one of the largest construction firms in the country, and other global firms providing engineering, procurement, construction and project management services. These and other competitors are multi-billion-dollar companies that may have thousands of employees. We also may compete with regional construction services companies in the markets where planned projects might be located. Typically, a condition for award is that the contractor perform on a fixed-price or lump-sum contract basis; smaller elements of a contract may be billable on an allowance or cost-reimbursable basis. As explained below, there are risks of unrecovered costs, among other features, associated with these types of contracts.

To compete with these firms, we emphasize our proven track record as a value-add choice for the design, build and commissioning of natural gas-fired and alternative energy power systems. Our successful experience includes the efficient completion and maintenance of natural gas-fired combined cycle and simple cycle power plants, wood/coal-fired plants, waste-to-energy plants, wind farms, solar fields and biofuel processing facilities, most performed on an EPC contract basis.

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

Our competition for domestic renewable energy projects like solar energy fields and land-based wind energy farms is more diverse and may include firms that are smaller than us.

The competitive landscape in the EPC services market for natural gas-fired power plant construction has changed significantly over the last five (5) years. While the market remains dynamic, we are moving into an era where there may be fewer competitors for new domestic gas-fired power plant EPC services project opportunities. Several major competitors have exited the market for a variety of reasons or have been acquired. Others have announced intentions to avoid entering into fixed-price contracts.

Nonetheless, fixed-price contracting in the U.S. has continued to occur due to intense competition that has increased the bargaining power of project owners and sustained the number of projects typically completed on a fixed-price basis. Competition has led to aggressive bidding on projects while certain contractors have accepted greater risks associated with the inability to anticipate unforeseen issues and the failure to include adequate contingencies to cover lower-than expected labor productivity, unfavorable execution challenges and unusual weather events, for example. As a result, construction and engineering companies have incurred losses related to performance on fixed-price contracts, including some of the largest firms in the country.

We are not immune to these risks. As described extensively in prior reports, we incurred a loss in connection with the performance of the fixed price portion of our TeesREP subcontract in the final amount of $29.5 million. Nonetheless, we try to be particularly selective in pursuing new project opportunities and are reluctant to enter into fixed-price contracts with perceived high-risk profiles. The track record of GPS has proven that fixed-price contracts can provide opportunities for higher margins if the corresponding projects are completed at lower-than-planned costs. We are confident that our project management teams have gained the experience necessary for successful execution on these types of contracts as we go forward although we are aware of the risks involved.

Over the past few years, GPS has provided top management guidance and project management expertise to APC as it completed its subcontract efforts for the TeesREP power plant and won the award of the project to build the new gas-fired power plant in Northern Ireland. APC has provided project management manpower to GPS on several of its EPC services contracts. These recent experiences have demonstrated that the two companies can combine resources effectively. We expect that GPS and APC will continue to work together in the future given the apparent emerging new business opportunities in the U.K. and Ireland, the strength of the reputation of GPS for successfully completing large gas-fired power plant projects in the U.S. and the growing recognition in the power community in the British and Irish islands that APC is committed to and capable of tackling larger and more complex power projects.

Customers

For Fiscal 2022 and Fiscal 2021, our most significant customer was Guernsey Power Station LLC, the owner of the Guernsey Power Station project, which accounted for approximately 57% and 67% of our consolidated revenues for the corresponding years. For Fiscal 2020, the Company’s most significant power industry services customers were the owner of the Guernsey Power Station project and Técnicas Reunidas UK Limited, APC’s customer on the TeesREP project. Each customer accounted for more than 10% of our consolidated revenues and together they represented 37% of consolidated revenues for the year.

No other customer of this reportable segment represented greater than 10% of consolidated revenues for Fiscal 2022, Fiscal 2021 or Fiscal 2020.

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

The power plants that we build, and other energy facilities including the pipelines required to supply natural gas fuel to them, are also subject to a myriad of federal and state laws and regulations governing environmental protection, air quality, water quality and noise and height restrictions. The growing preference for renewable energy sources and the elimination of fossil-fueled power plants by the populations of the U.S. and the U.K. may result in such restrictions becoming more severe in the future. The consequences may result in fewer gas-fired power plants being constructed in the future than are currently forecast offset by an increased number of renewable power facility opportunities.

Relating to the COVID-19 pandemic and its apparent decline in the U.S. and Western Europe, local and national government health agencies in the U.S., the U.K. and Ireland are easing the onerous restrictions on places and/or events where people may gather in close proximity to others. However, the occurrence of severe future outbreaks where our projects are located would most likely result in the reinstatement of such restrictions which could severely hamper our abilities to conduct construction activities on job-sites, or could shut-down such sites completely. However, we do believe that our office-based employees have demonstrated the ability to work effectively on a remote basis, if necessary, for extended periods of time.

Industrial Fabrication and Field Services

TRC was founded in 1977 and is located near Greenville, North Carolina. TRC is principally an industrial field services provider and pipe and vessel fabricator for industrial organizations primarily in the southeast region of the U.S. Its facilities include two metal fabrication plants and support structures. TRC operates within its own reportable business segment, industrial field services and fabrication. Industrial field services typically represent over 75% of TRC’s annual revenues with the remaining revenues contributed by projects performed in its two metal fabrication plants.

The major customers of TRC include large fertilizer companies such as Nutrien Ltd. (“Nutrien”); a gold-mining company located in South Carolina, OceanaGold Corporation; a world leading supplier of industrial gases, Air Liquide S.A.; North America’s largest forest products companies such as Weyerhaeuser Company and Domtar Corporation; and various other industrial companies. For Fiscal 2022, Fiscal 2021 and Fiscal 2020, TRC reported revenues of $97.9 million, $65.3 million and $94.7 million, respectively, or approximately 19%, 17% and 40% of consolidated revenues for the corresponding years, respectively.

TRC increased its income from operations to $8.3 million for Fiscal 2022 from $0.6 million for Fiscal 2021. TRC has achieved positive earnings before interest, taxes, depreciation and amortization (“EBITDA”), for each of the past six years of operations although the financial performance over this period has been uneven and inconsistent. Based on the current backlog and number of new business opportunities, we expect that TRC will report favorable results again for the newly commenced fiscal year.

Since the acquisition of TRC, we have provided it with $9.0 million in net cash so that it could fund the completion of the work on certain loss contracts in progress on the date of the acquisition, enhance working capital in support of business growth and stability, acquire capital equipment to assure efficient and competitive fabrication and field operations and support other general corporate needs. TRC has periodically returned cash to Argan and no cash has been advanced to TRC since May 2019.

The latest business valuations of TRC did not result in any goodwill impairment losses for Fiscal 2022 or Fiscal 2021. The uneven operating results of TRC did result in a series of prior year goodwill impairment losses. The originally established balance of the goodwill of TRC, $14.4 million, has been written down to a net balance of $9.5 million as of January 31, 2022.

The impacts of COVID-19 did result in delays in certain contract awards and project starts which resulted in revenue shortfalls for Fiscal 2021. However, effective business development efforts have rebuilt the project backlog of TRC which has been grown over the last two years by $30.5 million to $44.5 million as of January 31, 2022.

Telecommunications Infrastructure Services

SMC represents our telecommunications infrastructure services reportable business segment and conducts business as SMC Infrastructure Solutions, which provides comprehensive technology wiring and utility construction solutions to customers primarily in the Mid-Atlantic region of the U.S. We perform both outside and inside plant cabling.

Services provided to our outside premises customers include trenchless directional boring and excavation for underground communication and power networks, aerial cabling services, and the installation of buried cable, high and low voltage electric lines, and private area outdoor lighting systems. The outside premises services are primarily provided to state and local government agencies, regional communications service providers, electric utilities and other commercial customers. The wide range of inside premises wiring services that we provide to our customers include structured cabling, terminations and connectivity that provide the physical transport for high-speed data, voice, video and security networks. These services are provided primarily to federal government facilities, including cleared facilities, on a direct and subcontract basis. Such facilities typically require regular upgrades to their wiring systems in order to accommodate improvements in security, telecommunications and network capabilities.

Consistently, a major portion of SMC’s revenue-producing activity each year is performed pursuant to task or work orders issued under master agreements with SMC’s major customers such as Southern Maryland Electric Cooperative, a local electricity cooperative. Over the last three years, other major customers have included counties and municipalities located in Maryland; certain state government agencies in Maryland; and technology-oriented government contracting firms in the Washington, D.C. metropolitan area.

The revenues of SMC were $13.4 million, $7.6 million and $8.6 million for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively, or approximately 3%, 2% and 3% of our consolidated revenues for the corresponding years, respectively.

Late in Fiscal 2022, SMC acquired the business of Lee Telecommunications, Inc. (“LTI”) for consideration of $0.6 million in cash, which expanded the business footprint of SMC into the Tidewater area of Virginia. LTI provides a suite of communications infrastructure services similar to those provided by SMC. The largest customer of LTI is Newport News Shipbuilding, a division of Huntington Ingalls Industries, to which it has been providing services since 1995.

The combined operations of SMC operate in the fragmented and competitive telecommunication and infrastructure services industry. We compete with providers ranging from regional companies to larger firms servicing multiple regions, as well as large national and multi-national contractors. We believe that we compete favorably with the other companies in our market space by emphasizing our high-quality reputation, outstanding customer base, security-cleared personnel and highly motivated work force in competing for larger and more diverse contracts. Based on its reputation and quality performance, SMC was selected on a sole source basis to perform outside premises and structured cabling work at several secure overseas locations during Fiscal 2022, Fiscal 2021 and Fiscal 2020.

Employees

The total number of personnel employed by us is subject to the volume of construction in progress and the relative amount of work performed by subcontractors. We had 1,358 employees at January 31, 2022, substantially all of whom were full-time. We believe that our employee relations are generally good.

Financing Arrangements

During April 2021, we amended our Amended and Restated Replacement Credit Agreement (the “Credit Agreement”) with Bank of America (the “Bank”). The amendment extended the expiration date of the Credit Agreement to May 31, 2024 and reduced the borrowing rate. The Credit Agreement, as amended, includes the following features, among others: a lending commitment of $50.0 million including a revolving loan with interest at the 30-day LIBOR plus 1.6% (reduced from 2.0%), and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions. We may also use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business as defined in the Credit Agreement.

At January 31, 2022, the Company did not have any borrowings outstanding under the Credit Agreement. However, the Bank has issued letters of credit in the total outstanding amount of $21.5 million in support of the activities of APC under new customer contracts.

The Company has pledged the majority of its consolidated assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement, as amended, includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted consolidated EBITDA, as defined, over each rolling twelve-month measurement period. As of January 31, 2022 and January 31, 2021, the Company was in compliance with the covenants of the Credit Agreement.

Financial markets around the globe are preparing for the pending discontinuation of LIBOR, which is the widely used indicator of basis for short-term lending rates. The transition from LIBOR is market driven, not a change required by regulation. The U.S. and other countries are currently working to replace LIBOR with alternative reference rates. We do not expect that the replacement of LIBOR as the basis for the determination of our short-term borrowing rate will have any significant effects on our financial arrangements with the Bank or our financial reporting.

Safety, Risk Management, Insurance and Performance Bonds

We are committed to ensuring that the employees of each of our businesses perform their work in a safe environment. We regularly communicate with our employees to promote safety and to instill safe work habits. GPS, APC, TRC and SMC each has an experienced full-time safety director committed to ensuring a safe work place, as well as compliance with applicable permits, insurance and local and environmental laws. Our OSHA reportable incident rates, weighted by hours worked for all of our subsidiaries, were 0.48, 0.55 and 0.40 for calendar years 2021, 2020 and 2019, respectively; our rates were significantly better than the national average rates in our industry (NAICS – 2379) for those years.

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

As of January 31, 2022, the revenue value of our unsatisfied bonded performance obligations was approximately $235.1 million. In addition, there were bonds outstanding in the aggregate amount of approximately $1.0 million covering other risks including our warranty obligations related to completed activities. Not all of our projects require bonding.

Environmental, Social, and Governance (“ESG”) Matters

Our on-going commitment to environmental, health and safety, corporate social responsibility, corporate governance, sustainability, and other public policy matters relevant to us is being supported by the ESG subcommittee of our board of directors, which was formed in Fiscal 2021. Its charter requires it to assist our senior management in: (a) setting our general strategy relating to ESG matters, as well as developing, implementing, and monitoring initiatives and policies for us based on that strategy; (b) overseeing communications with employees, investors, and other stakeholders with respect to ESG matters; and (c) anticipating and monitoring developments relating to, and improving management’s understanding of, ESG matters.

A summary of our ESG accomplishments in various areas over the past three years follows:

●	We refreshed our Code of Conduct to strengthen the comprehensive anti-corruption, anti-discrimination and anti-harassment sections, to emphasize respect for human rights, and to make other updates;
●	We increased the percentage of independent members of our board of directors while increasing its diversity;

●	We made investments in solar energy funds to secure portions of the available investment tax credits and tax depreciation, which facilitated the construction and deployment of multiple solar arrays;
●	We made lighting and other energy efficiency upgrades at the office building that we own while our employees continue to participate in available recycling programs at all of our facilities; and
●	We commenced a solicitation of recommendations from our employees by an ESG cross-subsidiary working group in order to identify additional actionable items including coordinated community service projects. As a result, employees from all levels of our Company have participated in projects such as Habitat for Humanity, Toys for Tots, school supply drives and Company-sponsored youth programs, while supporting meaningful apprenticeships and internships within our companies.

A significant amount of effort was spent by senior and project management to ensure the safety of our employees during the COVID-19 pandemic while we continued to satisfy our customer obligations. While our pro-active efforts varied depending on the particular job or office location, and other factors including the severity of the outbreak, we implemented a number of different safety measures, including COVID-19 on-site testing at major job sites, remote work, staggered shifts in various offices, contract tracing and quarantines.

As an important element of our business development strategy, we are targeting a number of contract awards that will expand the amount of our renewable energy project work. In May 2021, GPS commenced activities pursuant to the EPC services contract to construct the Maple Hill Solar facility, which we believe will be among the largest solar-powered energy plants in Pennsylvania. For Fiscal 2022 and Fiscal 2021, the amounts of revenues earned by us and associated with renewable energy projects were 13.4% and 10.8% of corresponding revenues for the power industry services segment. We expect that revenues associated with the performance of renewable energy projects will become a more meaningful percentage of our segment and consolidated revenues over the coming years.

Meanwhile, we believe that our gas-fired power plant construction business is valuable to the achievement of the net carbon emission reduction goals of the U.S., the U.K. and Ireland as we are recognized as an accomplished, dependable and cost-effective provider of construction services to gas-fired power plant owners.

Like the U.S., the U.K. and Ireland are committed to the increase in energy consumption sourced from wind and the sun on the pathway to net zero emissions. In those countries, there appears to be recognition that these sources of electrical power are inherently variable. Other technologies will be required to support these power sources and to provide electricity when power demands exceed the amount of electricity supplied by renewable energy sources. The existence of the necessary power reserve during the long transition period to zero emissions will require supporting conventional power generation sources, typically natural gas-fired power plants.

The Irish government has issued a policy statement on the security of the electricity supply in Ireland which confirms the requirement for the development of new support technologies to deliver on its commitment to have 80% of the country’s electricity generated from renewables by 2030. The report emphasizes that this will require a combination of conventional generation (typically powered by natural gas), interconnection to other jurisdictions, demand flexibility and other technologies such as energy storage (i.e., batteries) and generation from renewable gases (i.e., biomethane and/or hydrogen produced from renewable sources). The Irish government has announced that the development of new conventional generation (including gas-fired generation) is a national priority and should be permitted and supported in order to ensure the security of electricity supply while supporting the growth of renewable electricity generation.

In the U.S., it is fact that power plant carbon emissions declined by 35% during the period 2010 through 2020. The primary reason for this decline was the replacement of coal-fired power plants with efficient gas-fired power plants. Natural gas is relatively clean burning, cost-effective and reliable.

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

We maintain a website on the Internet at www.arganinc.com that includes access to financial data. Information on our website is not incorporated by reference into this Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (the “2022 Annual Report”). Copies of our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our Proxy Statements, are available, as soon as reasonably practicable, after we electronically file such materials with, or furnish them to, the SEC, without charge and upon written request provided to our Corporate Secretary at Argan, Inc., One Church Street, Suite 201, Rockville, Maryland 20850.

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

This section of our 2022 Annual Report may include projections, assumptions and beliefs that are intended to be “forward looking statements.” They should be read in light of our cautionary statement regarding “forward looking statements” that is presented in Item 7 of this 2022 Annual Report.

Risks Related to Our Business

Demand for our services may decrease during economic downturns or unpredictable economic cycles, which would most likely affect our businesses adversely.

Substantial portions of the revenues and profits earned by our reportable business segments are generated from construction-type projects, the awarding and/or funding of which we do not directly control. The engineering and construction industry historically has experienced cyclical fluctuations in the levels of construction activity due to economic recessions, downturns in the business cycles of project owners, material shortages, price increases by subcontractors, interest rate fluctuations, and other economic factors beyond our control. When the general level of economic activity deteriorates, the level of uncertainty about future business prospects rises. When this occurs, customers may delay or cancel new projects, maintenance on major power plant components, repairs to damaged or worn equipment or other plant outage work. The adverse financial condition of the industry could negatively affect our customers and their willingness to fund capital expenditures or other major projects in the future. Economic, regulatory and market conditions affecting our specific customers may adversely impact the demand for our services, resulting in the delay, reduction or cancellation of certain projects on which our forecasts of future business may depend.

Future revenues are dependent on the awards of new EPC projects to us, the receipt of corresponding full notices-to-proceed and our ability to successfully complete the projects that we start.

The majority of our consolidated revenues relate to performance by the power industry services segment which represented 78%, 81% and 57% of consolidated revenues for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. Due primarily to the generally favorable operating results of GPS, the major business component of this segment, we have generated consolidated net income for eleven of the last twelve years. GPS earns the substantial portion of its revenues from execution on long-term EPC services contracts with project owners.

Revenues of this segment increased by 25% to $398.1 million for Fiscal 2022 from revenues of $319.4 million for Fiscal 2021. This segment reported income from operations in the amount of $44.7 million for Fiscal 2022 compared with a corresponding amount of $30.6 million for Fiscal 2021, an increase of approximately 46%.

For Fiscal 2022 and Fiscal 2021, a majority portion of consolidated revenues related to EPC services provided to a single power industry service customer on a project that is scheduled to be substantially completed during the second half of Fiscal 2023. During the period from Fiscal 2019 to the end of Fiscal 2021, GPS was awarded EPC services contracts for the construction of seven combined cycle, gas-fired power plants with an aggregate value of approximately $3.0 billion. However, we have received a full notice to proceed for only one of these EPC projects, a second project for the construction of a natural gas-fired power plant in West Virginia was cancelled during Fiscal 2021 by the project owner, and a third power plant project, located in Virginia, was recently cancelled by its owner.

Our ability to sustain revenues depends on many factors including the ability of the power industry services business to not only win the awards of significant new EPC projects, but to obtain the corresponding full notices-to-proceed and to complete its projects successfully. There is always a possibility that one or more of the pending EPC services projects will not be built. Should we fail to commence construction activities during Fiscal 2023 on one or more of the major projects included in our current group of awarded contracts or on a newly awarded contract, the growth in revenues and profits that we expect for Fiscal 2023 will be adversely affected.

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

Actual results could differ from the assumptions and estimates used to prepare our consolidated financial statements.

To prepare consolidated financial statements in conformity with accounting principles generally accepted in the U.S., we are required to make estimates, assumptions and judgments as of the date of such financial statements, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. For each of our fixed price customer contracts, we recognize revenues over the life of the contract as performance obligations are completed by us based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project, and by using the resulting percentage to update the recorded amounts of project-to-date revenues.  We review and make necessary revisions to the amounts of estimated future costs on a monthly basis. In addition, contract results may be impacted by our estimates of the amounts of change orders that we expect to receive and our assessment of any contract disputes that may arise.

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

Among the other areas currently requiring significant estimates by our management are the following:

●	the assessment of the value of goodwill and recoverability of other purchased intangible assets;
●	the determination of provisions for income taxes, the accounting for uncertain income tax positions and the establishment of valuation allowances associated with deferred income tax assets;
●	the determination of the fair value of stock-based incentive awards; and
●	accruals for estimated liabilities, including warranties and any losses related to legal matters.

Our actual business and financial results could differ from our estimates, which may impact future profits.

Project backlog amounts may be uncertain indicators of future revenues as project realization may be subject to unexpected adjustments, delays and cancellations.

At January 31, 2022, the total value of our project backlog for all of our business units was $0.7 billion. Project cancellations or scope modifications may occur that could reduce the amount of our project backlog and the associated revenues and profits that we actually earn. Projects that are awarded to us may remain included in our backlog for extended periods of time as customers experience project delays. Should any unexpected delay, suspension or termination of the work under such contracts occur, our results of operations may be materially and adversely affected. We cannot guarantee that revenues projected by us based on our project backlog at January 31, 2022 will be recognized or will result in profitable operating results.

In March 2018, GPS entered into an EPC services contract to build a 500 MW natural gas-fired power plant in North Carolina that was added to project backlog at that time. However, due to customer delays including a grid connection dispute, contract activities have not started and we removed this project from backlog during Fiscal 2021. In May 2019, GPS entered into the EPC services contract to construct a 625 MW power plant in Harrison County, West Virginia. As a limited notice-to-proceed with certain preliminary activities was received from the owner of this project at the time, the value of the contract was added to our project backlog where it remains as of January 31, 2022. However, meaningful construction activities for the facility are not likely to begin until financial close is achieved which may not occur.

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

In the past, we have been successful in lending funds to single purpose entities formed to develop gas-fired power plants. Each successful involvement resulted in repayment of the loans to us and, more critically, the award to us of the EPC contracts for the construction of the corresponding plant. In addition, the completed development efforts resulted in our receipt of success fees that have exceeded $29.6 million in the aggregate. There can be no assurances that we will benefit from the successful development of these projects or others that may arise in the future.

Other project development support efforts have not been successful, resulting in the write-off of loan and interest balances, and the loss of the potential construction project. For example, we supported the development efforts for the 1,740 MW Chickahominy gas-fired power plant in the Commonwealth of Virginia including funding provided under development loans and other forms of credit support. Significant development milestones were achieved by the project owner. However, in February 2022, PJM received notice from FERC accepting PJM’s termination of the interconnection service agreement, effectively removing the new power plant from PJM’s planning queue, as the project owner has been unable to secure a fuel-supply for the plant and to obtain the necessary equity financing for the project. The repayment of the development loans is overdue and our efforts to foreclose on the defaulted debt in an orderly fashion have been rejected. We believe that the completion of the development of this project has become significantly jeopardized and that it is doubtful that construction of this power plant will occur. Accordingly, during the fourth quarter of Fiscal 2022, we recorded an impairment loss related to the capitalized project development costs of this project in the amount of $7.9 million, of which $2.5 million was attributed to the non-controlling interest. In March 2022, the project owner made a public announcement of the cancellation of the project.

As discussed above, during Fiscal 2021, we removed the value of a gas-fired power plant EPC services contract from project backlog. During the fourth quarter of Fiscal 2022, we wrote off the balance of notes receivable and the related accrued interest, in the total amount of $1.8 million, associated with the project.

The future failure of owners to complete the development of power plants could result in the loss of potential construction business for us and could result in additional write-off adjustments related to the balance of any project development costs or amounts lent or credit extended to potential project owners. Further, our failure to obtain the opportunity to support future power plant development projects and the potential to build the associated power plants could be detrimental to future growth. Large unfavorable adjustments related to current and/or future developmental projects could have a material adverse impact on our operating results for a future reporting period.

Future bonding requirements may adversely affect our ability to compete for new energy plant construction projects.

Our construction contracts frequently require that we obtain payment and performance bonds from surety companies on behalf of project owners as a condition to the contract award. Historically, we have had a strong bonding capacity. However, under standard terms, surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing any bonds. Not all of our projects require bonding. As of January 31, 2022, the estimated value of future work covered by outstanding performance bonds was approximately $235 million.

Market conditions, changes in our performance or financial position, changes in our surety’s assessment of its own operating and financial risk or larger future projects could cause our surety company to decline to issue, or substantially reduce, the amount of bonding available for our work and/or could increase our bonding costs. These actions can be taken on short notice. If our surety company were to limit or eliminate our access to new bonds, our alternatives would include seeking bonding capacity from other surety companies, joint venturing with other construction firms, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit, or cash. We may be unable to make alternative arrangements in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption, reduction or other alteration in the availability of bonding capacity, we may be unable to compete for or work on certain projects.

Our results could be adversely affected by natural disasters or other catastrophic events such as the COVID-19 pandemic.

Natural disasters, such as hurricanes, tornadoes, floods and other adverse weather conditions; or other catastrophic events such as global pandemics could disrupt our operations, or the operations of one or more of our vendors or customers. In particular, these types of events could shut-down our construction job sites or fabrication facilities for indefinite periods of time, break our product supply chain from the impacted region or could cause our customers to delay or cancel projects, which could impact our ability to operate. To the extent any of these events occur, our operations and financial results could be adversely affected.

As the COVID-19 outbreak became a global pandemic during Fiscal 2021, it challenged our ability to conduct operations normally in the U.S., Ireland and the U.K., because sustained labor productivity at our job sites is essential to the achievement of successful projects. In addition, the Company and certain of our major original equipment manufacturers source certain supplies, materials and equipment from countries afflicted by the outbreak. Future project interruptions or delays in the delivery of major power plant components that are related to a renewed spreading of an existing or mutated strain of the COVID-19 virus could impact our schedules, thereby affecting our ability to complete our fixed-price contract projects in accordance with current schedules. We have protections in our contracts with major customers that provide certain relief that helps to mitigate certain financial risks. However, the effectiveness of these protections may be limited by factors including the financial strength of the customer.

We are actively attempting to manage the project risks presented by the current pandemic. However, due to the uncertainty regarding the duration and extent of the global COVID-19 outbreak, the ultimate extent of the operational and financial impacts on us will depend on how long and how disperse the disruptions unfavorably effect our customers, our supply chains and our labor forces. As a result, the ultimate impacts of the COVID-19 outbreak on our businesses are not quantifiable at this time.

The war in the Ukraine may result in adverse effects on our business.

Although the fighting in this war has been limited to the country of Ukraine, the adverse effects of the war are spreading globally. For example, the concerns about disruptions to the world-wide supply of oil have contributed to the upward pressure on the market price for a barrel of oil, which temporarily soared past $100 per barrel. In our country, the impact has driven the average price of gasoline to over $4.00/gallon, and in California the average price of gasoline exceeds $6.00/gallon. The prolonged interruption of the supply of oil and natural gas by Russia to Western European nations may result in adverse effects to the economies of those countries. Global supply chains, which have already been disrupted by the far-reaching effects of the COVID-19 epidemic, may suffer future damage if the Ukrainian war escalates. We observe that the eventual rebuilding of infrastructure and other facilities within Ukraine may directly challenge the ability of western European companies to obtain of steel, components for electrical cable and other building supplies.

It is too early to assess the extent or length of any adverse effects of the war in the Ukraine on our ability to control contract costs and schedules. Such unfavorable effects may adversely impact our business, particularly the results of operations that we are currently forecasting for Fiscal 2023.

Risks Related to Our Market

Continued disruption of base residual auction schedules may delay the start of planned power projects.

We have maintained that the delays in new business awards to GPS and the project construction starts of certain previously awarded projects relate to a variety of factors, especially in the northeast and Mid-Atlantic regions of the U.S. Currently, we believe that the ability of the owners of otherwise fully developed gas-fired power plant projects to close on equity and permanent debt financing has been challenged by uncertainty in the capital markets caused by multiple factors including delayed base residual, or “capacity” auctions. For new power projects, lack of visibility regarding future capacity revenue streams complicates the search for equity and debt financing considerably. Most of our recently completed and awarded EPC service contracts relate to the construction of natural gas-fired power plants located within the geographic footprint of the electric power system operated by PJM. This entity operates a capacity market which is a process to ensure long-term grid reliability by securing the appropriate amount of power supply resources needed to meet predicted future energy demands. A capacity auction for a particular delivery year is usually held during the month of May, three years prior to the actual delivery year.

PJM’s 2022/2023 capacity auction was originally scheduled to be held in May 2019, but was postponed until May 2021 as PJM waited for the approval by the FERC of new capacity market rules governing offered prices. PJM then intended to hold subsequent auctions on an accelerated basis, approximately every six months, through 2024, so that the regular annual auction routine could then resume in May 2024. However, the next auction, scheduled for December 2021, was postponed until January 2022 and then was postponed again until June 2022. The next three capacity auction dates have been pushed out by 8 to 9 months.

Our commencement of new EPC power plant projects may continue to be delayed until the visibility regarding future capacity revenue streams is restored by the future announcements of capacity prices in the PJM region.

Low electricity capacity market prices in the U.S. may discourage future investment in new gas-fired power plant development.

The results for the most recent PJM capacity auction that did occur (posted in May 2021) for the delivery year 2022-2023 included a general clearing price that decreased by more than 60% from the corresponding price for the previous year. It represents the lowest general clearing price since the 2013/2014 delivery year. If clearing prices for future capacity auctions, when they occur, resume their fall in the U.S., power plant developers may be discouraged from commencing the development and construction of new power plants which would adversely impact our business.

If the price of natural gas increases, the demand for our construction services could decline.

The overall growth of our power business has been substantially based on the number of combined cycle gas-fired power plants built by us, as many coal-fired plants have been shut down. In 2010, coal-fired power plants accounted for about 45% of total electricity generation. For 2021, coal accounted for approximately 22% of net electricity generation. On the other hand, natural-gas fired power plants provided approximately 38% of the electricity generated by utility-scale power plants in the U.S. in 2021, representing an increase of 60% from the amount of electrical power generated by natural gas-fired power plants in 2010, which provided approximately 24% of net electricity generation for 2010. The use of coal as a power source has been adversely affected significantly by the plentiful supply of inexpensive natural gas that is available through the combined use of fracturing and horizontal drilling.

However, the share of electricity generation provided by natural gas is particularly reactive in the short term to changing natural gas prices. Due primarily to an increase in gas prices, the use of natural gas as a source of electricity generation at utility scale power plants declined by 3% during 2021. On the other hand, the use of coal as an electricity generation source increased by 16%. Higher than expected natural gas prices, even for just the short term, could have adverse effects on the ability of independent power producers to obtain construction and permanent financing for new natural gas-fired power plants.

Soft demand for electrical power may cause deterioration in our financial outlook.

The recently published government reference-case energy outlook for the U.S. projects average increases to utility-scale electricity generation of slightly less than 1% per year from 2022 through 2050. For calendar year 2021, the total amount of electricity generated by utility-scale power plants increased by 2.7% as the U.S. economy recovered from the worst effects of the COVID-19 pandemic. Any future softness in the demand for electrical power in the U.S. due to any additional adverse impacts of the COVID-19 outbreak, or any other reason, could result in the delay, curtailment or cancellation of future gas-fired power plant projects, thus decreasing the overall demand for our EPC services and adversely impacting the financial outlook for our power industry services business.

Intense global competition for engineering, procurement and construction contracts could reduce our market share.

The competitive landscape in the EPC services market for natural gas-fired power plants has changed significantly over the last few years. Several significant competitors announced their exit from the market for a variety of reasons. Others have announced intentions to avoid entering into fixed-price contracts citing the disproportionate financial risks born by contractors. However, the market remains dynamic, and competitors include multi-billion-dollar companies with thousands of employees. Competing effectively in our market requires substantial financial resources, the availability of skilled personnel and equipment when needed and the effective use of technology. Meaningful competition is expected to continue in the domestic market, and could increase in the Irish and British markets, presenting us with significant challenges to our achieving strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges and to win the awards of new projects that provide desirable margins, we could lose market share to our competitors, experience overall reductions in future revenues and profits or incur losses.

The continuous rise in renewables could reduce the number of future gas-fired power plant projects.

The net amount of electricity generation in the U.S. provided by utility-scale wind and solar photovoltaic facilities continues to rise. Over the last two years, the net generation has increased by 34.8%. Together, such power facilities provided approximately 8.8%, 10.6% and 11.9% of the net amount of electricity generated by utility-scale power facilities in 2019, 2020 and 2021, respectively. In the 2022 reference case of the Energy Information Administration (“EIA”), net electricity generation from all renewable power sources is expected to represent over 44% of such generation by 2050. Impetus for this growth has been provided by various factors including laws and regulations that discourage new fossil-fuel burning power plants, environmental activism, income tax advantages that promote the growth of wind and solar power, the decline in the costs of renewable power plant components and power storage, and the increase in the scale of energy storage capacity. Should the pace of development for renewable energy facilities, including wind and solar power plants, accelerate at faster rates than projected, the number of future natural gas-fired construction project opportunities for us may fall, which could adversely affect our future revenues, profits and cash flows.

The failure to obtain utility-scale renewable projects could have adverse effects on our growth.

As indicated above, the pace of renewable utility-scale power plant additions in the U.S. is growing. The environmentalist opposition against coal-fired power generation has expanded meaningfully and effectively to target all fossil fuel energy projects, including power plants and pipelines, and has evolved into powerful support for renewable energy sources.

Despite our commitment to the construction of state-of-the-art, natural gas-fired power plants as important elements of our country’s electricity-generation mix in the future, we are directing a meaningful portion of our business development efforts to winning projects for the erection of utility-scale wind farms and solar fields and for the construction of other renewable energy projects. If we expect our power industry business to achieve sustained future growth, it is likely that such growth will depend, in a meaningful way, on our ability to capture a portion of the construction market for renewable power plants that is significant to us. We have successfully built utility-scale wind and solar farms, biomass fueled power plants and biodiesel energy facilities in the past and we have renewed the pursuit of renewable energy projects that will complement our natural gas-fired EPC services projects as a core business development focus going forward.

In May 2021, we announced that GPS entered into an EPC services contract to construct the Maple Hill Solar energy facility in Pennsylvania. This project will be constructed using over 235,000 photovoltaic modules to generate approximately 100 MW of electricity.

Failure to obtain future awards for the construction of renewable energy facilities, in particular the erection of substantial wind farms and solar-powered utility-scale power projects like the Maple Hill Solar project, could have adverse effects on our future revenues, profits and cash flows.

Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased cost and potential losses.

Our business is also subject to international economic and political conditions that change for reasons which are beyond our control. Such changes may have unfavorable consequences for us. Operating in the international marketplace, which for us exists primarily in Ireland and the U.K., may expose us to a number of risks including:

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

Our operations are subject to compliance with federal, state and local environmental laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by hazardous substances. Certain environmental laws impose substantial penalties for non-compliance and others, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, impose strict, retroactive, and joint and several liability upon persons responsible for releases of hazardous substances. We continually evaluate whether we must take additional steps to ensure compliance with environmental laws, however, there can be no assurance that these requirements will not change and that compliance will not add costs to our projects that could adversely affect our operating results in the future.

The election of President Biden has resulted in additional regulatory hurdles for fossil-fuel energy facilities.

A significant headwind for future gas-fired power plant developments relates to the policies of President Joseph R. Biden, Jr., who has proposed to make the electricity production in the U.S. carbon free by 2035 and to put the country on the path to achieve net zero carbon emissions by 2050. Since he has taken office, President Biden has caused the U.S. to re-join the Paris climate agreement. He has denied permission for the Keystone Pipeline to cross the U.S.-Canadian border. He has issued an executive order temporarily suspending new oil and gas leasing on federal lands. One additional element of his plan is to ban fracking on federal land. However, as about 90% of fracking occurs on state or private lands, the vast majority of fracking will be unaffected. There may be practical, political and legal hurdles in Mr. Biden’s path, but his election, in part, does represent an indication that public sentiment against fossil-fuel sourced energy is growing rapidly, which may create future obstacles for fossil fuel-based energy facility developers to obtain the permits necessary for the start of construction activities.

Future construction projects may depend on the continuing acceptability of the hydraulic fracturing process in certain states.

The viability of the gas-fired power plants that we build is based substantially on the availability of inexpensive natural gas supplies provided through the use of hydraulic fracturing (“fracking”) combined with horizontal drilling techniques. Certain technological advancements led to the widespread use of fracking and horizontal drilling enabling drillers to reach natural gas and oil deposits previously trapped within shale rock formations deep under the earth’s surface. The access to new oil and gas reserves transformed the oil and gas industry in the U.S. In particular, the new supplies of natural gas generally lowered the price of natural gas in the U.S. and reduced its volatility, making the operation of natural gas-fired power plants more economically appealing. However, the process of fracking uses large volumes of highly pressurized water to break-up the shale rock formations and to free the trapped natural gas and oil. This process is controversial due to concerns about the disposal of the waste water, the possible contamination of nearby water supplies and the risk of potential seismic events.

Should future evidence confirm the concerns or should a major contamination or seismic episode occur in the future, the use of fracking may be suspended, limited, or curtailed by additional state and/or federal authorities. As a result, the supply of inexpensive natural gas may not be available in the future and the economic viability of gas-fired power plants may be jeopardized. A reduction in the pace of the construction of new gas-fired power plants would have a significantly adverse effect on our future operating results.

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

The performance of certain large-scale construction contracts results in the hiring of employees represented by labor unions. We do make sincere efforts to maintain favorable relationships and conduct good-faith negotiations with union officials. However, there can be no assurances that such efforts will eliminate the possibilities of unfavorable conflicts in the future. A lengthy strike or the occurrence of other work disputes, slowdowns or stoppages at any of our current or future construction project sites could have an adverse effect on us, resulting in cost overruns, schedule delays or even lawsuits that could be significant. In addition, labor incidents could result in negative publicity for us thereby damaging our business reputation and perhaps harming our prospects for the receipt of future construction contract awards in certain locales.

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

Factors not discussed above that could result in contract cost overruns, project delays or other problems for us may include:

●	delays in the scheduled deliveries of machinery and equipment ordered by us or a project owner (i.e., supply chain disruptions);
●	unanticipated technical problems, including design or engineering issues;
●	inadequate project execution tools for recording, tracking, forecasting and controlling future costs and schedules;
●	unforeseen increases in the costs of labor, warranties, raw materials, components or equipment, or our failure or inability to obtain resources when needed;
●	reliance on historical cost and/or execution data that is not representative of current conditions;
●	delays or productivity issues caused by weather conditions, or other forces majeure (i.e., pandemics);
●	incorrect assumptions related to labor productivity, scheduling estimates or future economic conditions, including the impacts of inflation on fixed-price contracts;
●	workmanship deficiencies resulting in delays and costs associated with the performance by us of unanticipated rework; and
●	modifications to projects that create unanticipated costs or delays.

These risks tend to be exacerbated for longer-term contracts because there is increased risk that the circumstances under which we based our original cost estimates or project schedules will change with a resulting increase in costs or delays in achieving scheduled milestones. In such events, our financial condition and results of operations could be negatively impacted. For example, most of our work on the TeesREP project in the U.K. was performed pursuant to a fixed-price subcontract. The loss incurred on the project by APC and recorded during Fiscal 2020 was approximately $29.5 million.

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

We build large and complex energy plants where design, construction or systems failures can result in substantial injury or damage to third parties. In addition, the nature of our business results in project owners, subcontractors and vendors occasionally presenting claims against us for recovery of costs that they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. In other cases, project owners may withhold retention and/or contract payments, for which they believe they do not contractually owe us or based on their interpretation of the contract, or even terminate the contract. We have been, are, and may be in the future, named as a defendant in legal proceedings where parties may allege breach of contract and seek recovery for damages or other remedies with respect to our projects or other matters (see Legal Proceedings in Item 3). These legal matters generally arise in the normal course of our business. In addition, from time to time, we and/or certain of our current or former directors, officers or employees may be named as parties to other types of lawsuits.

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

We may submit contract variations to project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. For example, in January 2019, we filed a lawsuit against a project owner for breach of contract and failure to remedy various conditions which negatively affected the schedule and costs associated with the construction of a gas-fired power plant. This matter was resolved during Fiscal 2022. Variations occur due to matters such as owner-caused delays or changes from the initial project scope, both of which may result in additional costs. At times, contract variation submissions can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these differences will be fully resolved. When these types of events occur and unresolved matters are pending, we have used existing liquidity to cover cost overruns pending their resolution. The aggregate amounts of contract variations included in the transaction prices that were used to determine project-to-date revenues for all of our projects at January 31, 2022 and 2021 were $7.5 million and $16.6 million, respectively. A failure to promptly recover on these types of customer submissions could have a negative impact on our liquidity and profitability in the future.

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

Certain of the work performed under our energy plant construction contracts is actually performed by third-party subcontractors we hire. We also rely on third-party manufacturers or suppliers to provide much of the equipment and most of the materials (such as copper, concrete and steel) needed to complete our construction projects. If we are unable to hire qualified subcontractors or to find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be adversely impacted. If the price we are required to pay for subcontractors or equipment and supplies exceeds the corresponding amount that we have estimated, we may suffer a loss on the contract. If a supplier, manufacturer or subcontractor fails to provide supplies, equipment or services as required under a negotiated contract for any reason, we may be required to self-perform unexpected work or obtain these supplies, equipment or services on an expedited basis or at a higher price than anticipated from a substitute source, which could impact contract profitability in an adverse manner. Unresolved disputes with a subcontractor or supplier regarding the scope of work or performance may escalate, resulting in arbitration proceedings or legal actions (see “Legal Proceedings” in Item 3 below). Unfavorable outcomes of such disputes may also impact contract profitability in an adverse manner. In addition, if a subcontractor fails to pay its subcontractors, suppliers or employees, liens may be placed on our project requiring us to incur the costs of reimbursing such parties in order to have the liens removed or to commence litigation.

Failure to maintain safe work sites could result in significant losses as we work on projects that are inherently dangerous.

We often work on large-scale and complex projects, sometimes in geographically remote locations. Our project sites can place our employees and others near large and/or mechanized equipment, high voltage electrical equipment, moving vehicles, dangerous processes or highly regulated materials, and in challenging environments. Safety is a primary focus of our business and is critical to our reputation. Often, we are responsible for safety on the project sites where we work. Many of our customers require that we meet certain safety criteria to be eligible to bid on contracts. Further, regulatory changes implemented by OSHA or similar government agencies could impose additional costs on us. We maintain programs with the primary purpose of implementing effective health, safety and environmental procedures throughout our Company. Currently, our project managers are challenged with maintaining work sites and controlling employee behaviors to comply with requirements mandated by national, state and local health officials intended to minimize the spread of the COVID-19 virus. If we fail to implement appropriate safety procedures and/or if our procedures fail, our employees or others may suffer injuries or illness. The failure to comply with such procedures, client contracts or applicable regulations could subject us to losses and liability, and adversely impact our ability to complete awarded projects as planned or to obtain projects in the future. Our OSHA reportable incident rates, weighted by hours worked for all of our subsidiaries, were 0.48, 0.55 and 0.40 for calendars 2021, 2020 and 2019, respectively. Our actual rates were significantly better than the national averages in our industry (NAICS – 2379) for those years.

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

Circumstances have caused us to record impairment losses related to the goodwill of TRC and APC in prior years in the aggregate amount of $7.0 million.

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

Various privacy and security laws in the US and abroad, including the General Data Protection Regulation (“GDPR”) in the European Union, require us to protect sensitive and confidential information and data from disclosure and we are bound by our client and other contracts, as well as our own business practices, to protect confidential and proprietary information and data (whether it be ours or a third party’s information entrusted to us) from unauthorized disclosure. We believe that we have deployed industry-accepted security measures and technology to securely maintain confidential and proprietary information retained within our information systems, including compliance with GDPR specifically at APC. However, these measures and technology may not adequately prevent unanticipated security breaches. There can be no assurance that our efforts will prevent these threats. Further, as these security threats continue to evolve, we may be required to devote additional resources to protect, prevent, detect and respond against such threats. We do believe that our business represents a low value target for cyberterrorists as we are not a company in the high technology space and we do not maintain large files of sensitive or confidential personal information. However, we do maintain a cybersecurity insurance policy to help protect ourselves from various types of losses relating to computer security breaches.

We can report that we are unaware of any other significant security breaches at any of our business locations that occurred during Fiscal 2022. That does not suggest that we may not be victimized by a meaningful breach in the future. Any significant future breach of our information security could damage our reputation, result in litigation and/or regulatory fines and penalties, or have other material adverse effects on our business, financial condition, results of operations or cash flows.

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

We do evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our computing environment, to stay current on vendor-supported products, to improve the efficiency of our systems and for other business reasons. The implementation of new systems and information technology could adversely impact our operations by imposing substantial capital expenditures, demands on management time and risks of delays or difficulties in transitioning to new systems. The unavailability of the information systems or the failure of the systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased overhead costs, causing our business to suffer. Any significant interruption or failure of our information systems could disrupt the conduct of our business in a meaningful manner, possibly causing adverse effects on our business, financial condition or results of operations.

We may be subject to increased corporate taxes in the future.

We are subject to income taxes in the U.S. and foreign jurisdictions. A change in tax laws, treaties or regulations, or their interpretation, in any country where we operate could result in higher tax rates applied to our pre-tax earnings resulting in higher tax amounts. Such higher corporate taxes could result from a resurrected Build-Back-Better Act (or subset thereof) that would likely increase the U.S. corporate tax rate to 25%-28% and perhaps establish a 1% surcharge on corporate stock buy-backs, or the Global Minimum Tax, a recent global agreement to ensure that certain large corporations pay income tax at a minimum rate of 15%. Under this scheme, governments could still set whatever corporate tax rate they want, but if companies pay lower rates in a particular country, their home governments could “top-off” their taxes to the 15% minimum.

In any event, it is likely that we will pay higher U.S. income taxes going forward due to the impact of the Global Intangible Low Tax Income (“GILTI”) rate. GILTI is a federal tax provision that determines the amount of the current earnings of foreign subsidiaries that are included in the computation of the corporate tax of U.S. parent companies. We have avoided this incremental taxation created by the Tax Cuts and Jobs Act (the “Tax Act”) because our foreign operations have incurred mostly losses since the enactment of the Tax Act in late 2017. However, GILTI may become meaningfully unfavorable to us if our operations in Ireland and the U.K. remain profitable in the future.

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

The results of current or future income tax return examinations could result in unfavorable adjustments to the amounts of income taxes previously recorded and/or paid. Any such future event or determination related to income taxes could have a material impact on our net earnings and cash flows from operations.

The Internal Revenue Service (the “IRS”) has issued its revenue agents review reports related to the examination of our amended consolidated federal income tax returns for Fiscal 2016 and Fiscal 2017, and our consolidated federal income tax return for Fiscal 2018.

During Fiscal 2019, we completed a detailed review of the activities of our engineering staff on major EPC services projects in order to identify and quantify the amounts of estimated research and development tax credits that were available to reduce prior year income taxes. This study focused on project costs incurred during the three-year period ended January 31, 2018. Based on the detailed review, we identified and estimated significant amounts of income tax benefits that were not previously recognized in our operating results for any prior year reporting period.

As a result, we recorded an income tax benefit in the net amount of $16.6 million related to the research and development tax credits during Fiscal 2019, which was subsequently reduced by $0.4 million. The research and development tax credits were included in amendments to our consolidated federal income tax returns for Fiscal 2016 and Fiscal 2017, that were filed in January 2019, and our consolidated federal income tax return for Fiscal 2018, that was filed in November 2018.

We have received reports from the IRS that documents its understanding of the facts, attempts to summarize our arguments in support of the claims and states its position which disagrees with our treatment of a substantial amount of the costs that support the research and development tax credit claims reflected in our amended tax returns for Fiscal 2016 and Fiscal 2017, and our tax return for Fiscal 2018. After a careful review of the reports, we have concluded that our arguments are sound and that the reports do not present any new facts relating to the issues or make any new arguments that would cause us to make any adjustments to our accounting for the research and development tax credit claims as of January 31, 2022 or 2021. We have formally protested the findings of the IRS examiner and intend to pursue our income tax position with the IRS through the established appeals process.

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

The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to officials or others for the purpose of obtaining or retaining business. While we believe that our policies and oversight in this area are strong, we cannot provide assurances that our internal controls and procedures always will protect us from the possible reckless or criminal acts committed by our employees or others. If we are found to be liable for anti-bribery law violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others including our partners, subcontractors or suppliers), we could suffer from criminal or civil penalties or other sanctions, including contract cancellations or debarment, and damage to our reputation, any of which could have a material adverse effect on our business. Litigation or investigations relating to alleged or suspected violations of anti-bribery laws, even if such litigation or investigations demonstrate ultimately that we did not violate anti-bribery laws, could be costly and could divert management’s attention away from other aspects of our business.

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

Future stock option exercises and restricted stock issuances will dilute the ownership of the Company’s current stockholders.

As of January 31, 2022, the closing market price for a share of our common stock was $37.15. The average of the monthly closing prices for our common stock for Fiscal 2022 was $45.70 per share. During Fiscal 2022, the exercise of stock options by our employees and directors resulted in the issuance of 42,000 shares of our common stock at a weighted average purchase price of $34.01 per share. As of January 31, 2022, there were outstanding options to purchase 1,404,901 shares of our common stock at a weighted average exercise price of $44.35 per share, including 286,001 shares related to in-the-money exercisable stock options with a weighted average exercise price of $30.79 per share. Future exercises of options to purchase shares of common stock at prices below prevailing market prices will result in ownership dilution for current stockholders.

Further, since April 2019, we have awarded performance-based and time-based restricted stock units to executives and other key employees covering up to an aggregate of 222,250 shares of common stock plus a number of shares to be determined based on the amount of cash dividends deemed paid on shares earned pursuant to the awards. The issuance of common stock earned pursuant to performance based restricted stock units will depend primarily on the total shareholder return performance of our common stock measured against the performance of peer-group of common stocks over three-year periods. The three-year period related to the earliest set of awards covering up to 36,000 shares ends in April 2022. The outstanding time-based restricted stock units cover 82,250 shares of our common stock; these awards will fully vest in 2024. The number of shares of our common stock that will ultimately be issued in connection with the restricted stock unit awards is not known. Any issuance will result in the dilution of the stock ownership of current stockholders.

Our officers, directors and certain unaffiliated stockholders have substantial control over the Company.

As of January 31, 2022, our executive officers and directors as a group owned approximately 9.5% of our voting shares including an aggregate of 852,990 shares of common stock that may be purchased upon the exercise of stock options held by our executive officers and directors (and deemed exercisable at January 31, 2022), a total of 349,895 shares of common stock beneficially owned by Rainer H. Bosselmann (our chairman of the board and chief executive officer) and a total of 170,000 shares beneficially owned by William F. Griffin, (a co-founder of GPS and member of our board of directors). An additional 1.8% of the outstanding shares are controlled by Allen & Company entities (“Allen”). One of our independent directors is an officer of Allen. In addition, three (3) other stockholders owned approximately 25.9% of our shares in total as of December 31, 2021. These groups of stockholders may have significant influence over corporate actions such as the election of directors, amendments to our certificate of incorporation, the consummation of any merger, the sale of all or substantially all of our assets or other actions requiring stockholder approval.

We may not pay cash dividends in the future.

Our board of directors evaluates our ongoing operational and financial performance in order to determine what role strategically aligned dividends should play in creating shareholder value. Starting in Fiscal 2019, we have paid regular quarterly cash dividends in the amount of $0.25 per share of common stock. We also made special cash dividend payments in the amount of $1.00 per share of common stock in July 2020 and December 2020, and we paid regular and special cash dividends during earlier years.

There can be no assurance that the evaluations of our board of directors will result in the payment of regular or special cash dividends in the future.

We may discontinue the repurchase of our common stock in the future.

We began to repurchase shares of our common stock on the open market in November 2021. By January 31, 2022, we repurchased 527,752 shares at an aggregate price of approximately $20.4 million, or $38.60 per share. Since year-end, we have continued to make open market purchases pursuant to the approvals of our board of directors. Such approvals, which permits privately negotiated transactions as well as open market purchases, increased the size of our share repurchase program from $25 million to $75 million and extended the buy-back authorization until January 2024. We can provide no guarantee that we will continue to make common stock repurchases up to the approved amount of $75 million.

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

TRC leases an 18.77-acre industrial facility (79,774 square feet) in Winterville, North Carolina, under a lease agreement with a term that expires on April 30, 2022. We expect to extend the term of this lease on commercially acceptable terms prior to its current expiration date. The facility consists of three fabrication and warehouse buildings totaling 60,356 square feet, a 9,700 square foot maintenance shop, an office building (7,793 square feet) and a 1,925 square foot modular office building. The lessor of this arrangement is the founder and current chief executive officer of TRC, John Roberts. Effective April 1, 2016, based on third party market rent valuations, rent was set at $300,000 per annum payable in equal quarterly installments. TRC is responsible for normal repairs and maintenance, property taxes, utilities and insurance.

TRC also owns and occupies a one-story industrial fabrication and warehouse facility (90,000 square feet) containing approximately 5,400 square feet of office space and the underlying land (12.16 acres), which is also located in Winterville, North Carolina.

APC owns and occupies a warehouse and ancillary offices that total 11,174 square feet in Nenagh, County Tipperary, in Ireland. The property occupies a site of approximately 1.97 acres and includes secure yards, industrial units and modern offices. This site has been temporarily designated as the headquarters of APC as it moves the corporate offices from the Dublin area to Limerick where it plans to purchase an office building to serve as the new corporate headquarters. APC also leases office space in Derby, England, with a term that runs through August 2022 and an annual rent of approximately $51,850, and warehouse space in Billingham, England, with a term that runs through January 2025 and an annual rent of approximately $38,240.

SMC is located in Tracys Landing, Maryland, occupying facilities under a lease that expires in October 2026. Thereafter, the lease automatically renews for an additional year up to a total of five (5) additional years. The SMC facility includes approximately five acres of land, a 2,400 square foot maintenance facility and approximately 3,900 square feet of office space. The rent for the facility, which starts at $7,400 per month, escalates by approximately 3% on October 1, 2024, October 2026 and October 2029. SMC also uses a nearby fenced-in storage lot and office structure under an operating lease with a 5-year term that expires on January 31, 2023 and with options to extend for five additional 2-year terms.

In December 2021, SMC entered into a lease covering the building and adjacent parking and loading areas in Hampton, Virginia, that serve the operations of SMC’s newly acquired business in that area. The building includes office space (3,570 square feet) and warehouse space (11,460 square feet) and is sited on a land plot of approximately one (1) acre. The initial lease term covers five (5) years and includes a tenant option for one additional five (5) year period. The monthly rent amounts applicable to the initial and extension terms are $9,325 and $9,885, respectively. The facility is owned indirectly by the former president of LTI.

We consider the Company’s owned and leased properties to be sufficient for continuation of our operations for the foreseeable future, without significant excess space, except that we intend to acquire office space in the Limerick area of Ireland for APC as disclosed above. Our operations in the field may require us to occupy additional facilities for project support, staging or on customer premises or job sites. Accordingly, we may rent local office space, construction offices on or near job sites, storage yards for equipment and materials and temporary housing units; all under arrangements that are temporary or short-term in nature. These costs are expensed as incurred and are included substantially in the cost of revenues.

ITEM 3. LEGAL PROCEEDINGS.

Note 11 to the accompanying consolidated financial statements included in Item 8 of Part II of this 2022 Annual Report presents a discussion of the legal proceedings that were settled in September 2021. In the normal course of business, we may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our consolidated financial statements.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our common stock trade under the symbol AGX on the New York Stock Exchange (the “NYSE”). As of April 11, 2022, we had approximately 58 stockholders of record.

Dividends

Since Fiscal 2019, our board of directors has declared and we have paid regular quarterly cash dividends of $0.25 per share, totaling $1.00 per share for each year. During Fiscal 2021, our board of directors also declared and we paid two special cash dividends of $1.00 per share each, and we issued a statement expressing confidence in the future of our business and satisfaction with the opportunity to return a portion of our accumulated earnings to the stockholders during a year marked by the challenges presented by the COVID-19 pandemic. The statement cited our strong balance sheet with significant liquidity and no debt and the increased ramp-up of construction on the Guernsey Power Station, the largest project in our history.

Each quarter, our board of directors evaluates the Company’s ongoing operational and financial performance in determining the amount of the regular dividend and any special dividend. There can be no assurance that these evaluations will result in the payment of cash dividends in the future.

Share Repurchase Program

On January 24, 2022, we made a filing on Current Report Form 8-K announcing that our board of directors authorized an increase in our existing share repurchase program, from $25 million to $50 million, to acquire shares of the Company’s common stock (the “Repurchase Plan”). The repurchases may occur in the open market or through investment banking institutions, privately-negotiated transactions, or direct purchases, and the timing and amount of stock repurchased will depend on market and business conditions, applicable legal and credit requirements and other corporate considerations.

In accordance with the SEC’s Rule 10b5-1 and pursuant to the Repurchase Plan, we have allowed, and may in the future allow, the repurchase of our common stock during trading blackout periods by an investment banking firm or other institution agent acting on our behalf pursuant to predetermined parameters.

The following table provides information regarding common stock repurchases during Fiscal 2022 (dollars in thousands, except per share data).

			Total Number of	Approximate Dollar
			Shares Purchased as Part of	Value of Shares that May Yet
	Total Number of	Average Price Per	Publicly Announced	Be Purchased Under the
Period	Shares Repurchased	Share Paid	Plans or Programs	Plans or Programs
November 1 - 30, 2021	31,430	$39.68	31,430	$23,753
December 1 - 31, 2021	280,851	$38.09	280,851	$13,056
January 1 - 31, 2022	215,471	$39.12	215,471	$29,628
Total	527,752	$38.60	527,752

Subsequent to January 31, 2022, we continued to repurchase shares of our common stock pursuant to the Repurchase Plan through April 8, 2022. As of April 8, 2022, we had repurchased 442,079 shares since year-end, all on the open market, for an aggregate price of approximately $17.1 million, or $38.69 per share.

On April 13, 2022, we made a filing on Current Report Form 8-K announcing an additional authorized increase in our share repurchase program, from $50 million to $75 million.

Common Stock Price Performance Graph

The graph presented below compares the percentage change in the cumulative total stockholder return on our common stock for the last five years with the S&P 500, a broad market index, and the Dow Jones US Heavy Construction TSM Index, a group index of companies where their focus is limited primarily to heavy civil construction. The returns are calculated assuming that an investment with a value of $100 was made in our common stock and in each index at January 31, 2017, and that all dividends were reinvested in additional shares of common stock. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

	Years Ended January 31,
	2017	2018	2019	2020	2021	2022
Argan, Inc.	100.00	60.01	59.59	60.84	66.80	58.71
S&P 500	100.00	126.41	123.48	150.26	176.18	217.21
Dow Jones US Heavy Civil Construction TSM	100.00	109.52	86.02	99.16	127.26	159.02

Equity Compensation Plan Information

In June 2011, the stockholders approved the adoption of the Argan, Inc. 2011 Stock Plan (the “2011 Plan”) including 500,000 shares of our common stock reserved for issuance thereunder. The stockholders approved a succession of amendments to the 2011 Plan, a ten-year plan, in subsequent years increasing the number of shares of common stock reserved for issuance thereunder to 2,750,000. On June 23, 2020, our stockholders approved the adoption of the Argan, Inc. 2020 Stock Plan (the “2020 Plan”), and the allocation of 500,000 shares of the Company’s common stock for issuance thereunder. The Company’s board of directors may make share-based awards under the 2020 Plan to officers, directors and key employees. The 2020 Plan succeeds the 2011 Stock Plan as our authority to make awards pursuant to the 2011 Plan expired in July 2021. The features of the 2020 Plan are similar to those included in the 2011 Plan. Together, the 2020 Plan and the 2011 Plan are hereinafter referred to as the “Stock Plans.”

Awards under the 2020 Plan may include nonqualified stock options, incentive stock options, and restricted or unrestricted stock. The specific provisions for each award are documented in a written agreement between the Company and the awardee. All stock options awarded under the 2020 Plan shall have an exercise price per share at least equal to the common stock’s market value on the date of grant. Stock options shall have terms no longer than ten years. Typically, stock options are awarded with one-third of each stock option vesting on each of the first three anniversaries of the corresponding award date.

The following table sets forth certain information, as of January 31, 2022, concerning securities authorized for issuance under options to purchase our common stock.

	Number of Securities	Weighted Average Exercise	Number of Securities
	Issuable under Outstanding	Price of Outstanding	Remaining Available for
	Options	Options	Future Awards (1)
Equity Compensation Plans Approved by the Stockholders (2)	1,404,901	$44.35	407,250
Equity Compensation Plans Not Approved by the Stockholders	—	—	—
Totals	1,404,901	$44.35	407,250
(1)	Represents the number of shares of common stock reserved for future stock awards.
(2)	Approved plans include the Company’s Stock Plans.

The number of issuable shares of our common stock under outstanding stock options presented in the chart above does not include 222,250 shares of our common stock covered by awards of restricted stock units made to members of our board of directors, our CEO, our CFO and other key employees since April 2019 pursuant to the terms of the Stock Plans. See Note 12 to the accompanying consolidated financial statements included in Item 8 of Part II of this 2022 Annual Report for a description of the restricted stock units including the various vesting terms related to the awards.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of January 31, 2022, and the results of their operations for Fiscal 2022 and Fiscal 2021, and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in Item 8 of this 2022 Annual Report.

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended January 31, 2021, that was filed with the SEC on April 14, 2021, for a discussion of financial trends, variance drivers and other significant matters for Fiscal 2021 as compared to Fiscal 2020.

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 2 and elsewhere in this 2022 Annual Report that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. Our forward-looking statements, including those relating to the potential effects of the COVID-19 pandemic on our business, financial position and results of operations, are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for existing operations and do not include the potential impact of any future acquisitions.

Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of this 2022 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Description

Argan is a holding company that conducts operations through its wholly-owned subsidiaries, GPS, APC, SMC and TRC. Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development, technical and consulting services to the power generation market, including the renewable energy sector, for a wide range of customers, including independent power project owners, public utilities, equipment suppliers and global energy plant construction firms. GPS and APC represent our power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southeast region of the U.S. and that are based on its expertise in producing, delivering and installing fabricated steel components such as piping systems and pressure vessels. Through SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region of the U.S.

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

Overview

Operating Results

Consolidated revenues for Fiscal 2022 were $509.4 million, which represented an increase of $117.1 million, or 29.9%, from consolidated revenues of $392.2 million reported for Fiscal 2021.

The revenues of the power industry services segment increased by $78.7 million to $398.1 million for Fiscal 2022 from $319.4 million reported for Fiscal 2021. The revenues of this reportable segment of our business represented 78.2% of consolidated revenues for Fiscal 2022. For Fiscal 2021, the percentage share of consolidated revenues represented by this reportable segment was 81.4%. The industrial services business of TRC reported revenues of $97.9 million for Fiscal 2022. This amount represented an increase of $32.6 million, or 49.9%, from revenues of $65.3 million reported by TRC for Fiscal 2021. Revenues provided by this reportable business segment represented 19.2% and 16.6% of corresponding consolidated revenues for Fiscal 2022 and Fiscal 2021, respectively. The telecommunications infrastructure services business increased its revenues to $13.4 million for Fiscal 2022 from revenues of $7.6 million for Fiscal 2021, representing an increase of 76.4%. Revenues provided by this reportable segment represented 2.6% and 1.9% of corresponding consolidated revenues for Fiscal 2022 and Fiscal 2021, respectively.

Consolidated gross profit improved by $37.6 million, or 60.5%, to $99.7 million for Fiscal 2022, or 19.6% of the corresponding consolidated revenues. The amount of consolidated gross profit reported for Fiscal 2021 was $62.1 million, or 15.8% of the corresponding consolidated revenues. The year-over-year improvement reflected primarily the favorable impacts of the higher consolidated revenues and favorable gross profit contributions from all three reportable business segments.

Selling, general and administrative expenses for Fiscal 2022 and Fiscal 2021 were $47.3 million, or 9.3% of corresponding consolidated revenues, and $39.0 million, or 10.0% of corresponding consolidated revenues, respectively. Additionally, due to the unsuccessful project development efforts by our VIE, we recorded an impairment loss related to the capitalized project development costs of this project in the amount of $7.9 million during Fiscal 2022, of which $2.5 million was attributed to the non-controlling interest.

Due primarily to the consolidated pre-tax book income reported for Fiscal 2022 in the amount of $47.1 million, we reported income tax expense in the amount of $11.4 million for the year. For Fiscal 2021, we reported consolidated pre-tax book income of $24.9 million and recorded income tax expense in the amount of $1.1 million, which amount is net of a $4.4 million net operating loss (“NOL”) carryback benefit.

For Fiscal 2022, our improved overall operating performance resulted in net income attributable to our stockholders in the amount of $38.2 million, or $2.40 per diluted share. For Fiscal 2021, we reported net income attributable to our stockholders in the amount of $23.9 million, or $1.51 per diluted share.

The primary drivers of our improved operating performance for Fiscal 2022 were the increased revenues and steady gross margin contribution associated with the construction of the Guernsey Power Station, the new revenues and gross profit contributions of the solar facility EPC services project at Maple Hill, and the strong results of TRC and APC which both reported increased revenues and gross profit amounts for Fiscal 2022.

Engineering, Procurement and Construction Service Contracts

At January 31, 2022, our consolidated project backlog amount of $0.7 billion consisted substantially of the projects of the power industry services reporting segment. The comparable backlog amount as of January 31, 2021 was $0.8 billion. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects (project backlog is larger than the value of remaining unsatisfied performance obligations, or RUPO, on active contracts; see Note 4 to the accompanying consolidated financial statements).

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

A meaningful amount of the project backlog amount at January 31, 2022 was represented by the Guernsey Power Station, the largest single-phase, gas-fired, power plant construction project in the U.S. Substantial completion of this project is currently scheduled to occur during the second half of Fiscal 2023.

Despite our commitment to the construction of state-of-the-art, natural gas-fired power plants as important elements of our country’s electricity-generation mix in the future, we have been directing certain business development efforts to winning projects for the erection of utility-scale wind farms and solar fields and for the construction of hydrogen-based and other renewable energy projects. We have successfully completed these types of projects in the past and we have renewed efforts to obtain new work in the renewable power sector that will complement our natural gas-fired EPC services projects going forward. These efforts led to our announcement in May 2021 that GPS entered into an EPC services contract with CPV Maple Hill Solar, LLC, an affiliate of CPV, to construct the Maple Hill Solar facility, which we believe will be among the largest solar-powered energy plants in Pennsylvania. Project activities were begun by GPS immediately. Project completion is currently scheduled to occur during the second half of Fiscal 2023. The unique Maple Hill Solar project, which is located in Cambria County, will be constructed using over 235,000 photovoltaic modules to generate approximately 100 MW of electrical power.

The business development efforts conducted by our APC operations have resulted in a significant increase in the project backlog of this business. The most significant award occurred in October 2021 as APC entered into an engineering and construction services contract with EPUKI London, UK, to construct a 2 x 330 MW natural gas-fired power plant in Carrickfergus that is near Belfast, Northern Ireland, and that will replace coal-fired units at the site. The facility is being developed by EPNI Energy Limited. A notice to proceed was received and project activities have commenced. The overall completion of this project is expected to occur in the latter half of Fiscal 2024.

For Fiscal 2022, meaningful amounts of revenues and gross profit were contributed by the U.K. operations of APC that have completed the installation of a synchronized condenser for the combined cycle, gas-fired, power plant located at the Isle of Grain site in the Kent region of the U.K.

The U.K. operating unit of APC also completed its subcontracted construction efforts consisting primarily of the mechanical installation of the boiler for TeesREP. With a power rating of 299 MW, TeesREP is one of the largest bio-mass-fueled power stations in the world that will burn primarily wood pellets in order to generate electricity sufficient to power 600,000 homes.

The management of APC also grew its Irish operations during Fiscal 2022. For example, APC is performing the design and build of a dedicated power plant within a major data center. The size and configuration of the facility, consisting of up to nine (9) gas-fired turbines, is a first-of-a-kind facility within the Irish data center market. They are also completing construction activities for a major computer chip manufacturer. Both of these Irish projects are located near Dublin.

As announced in Fiscal 2019, GPS entered into an EPC services contract to construct the Chickahominy Power Station, a 1,740 MW natural gas-fired power plant, in Charles City County, Virginia. We did not include the value of this contract in our project backlog. We provided financing through notes receivable from the consolidated VIE that was established by the project owner and that was dedicated to the development efforts. We also provided technical support to the project. Significant development milestones were achieved by the project owner. However, a planned gas pipeline expansion that the project owner believed would supply natural gas to the power plant was rejected by Virginia’s State Corporation Commission during Fiscal 2022, which led to cancellation by PJM of its interconnection service agreement with the project based on alleged failures of the project to meet required milestones. In February 2022, PJM received notice from FERC accepting PJM’s termination of the service agreement which effectively removed the Chickahominy Power Station from PJM’s planning queue.

In summary, the project owner was unable to secure an alternative fuel-supply for the plant and the project lost its interconnection service commitment with PJM. Therefore, the project owner was unable to obtain the necessary equity financing for the project and we ceased providing project development funding. We concluded that the completion of the development of this project is significantly jeopardized and that it is doubtful that construction of this power plant will occur. Accordingly, consistent with the disclosure included in the Current Report on Form 8-K that we filed on January 24, 2022, we recorded an impairment loss during the fourth quarter of Fiscal 2022 related to the capitalized project development costs of this project in the amount of $7.9 million, of which $2.5 million was attributed to the non-controlling interest. In March 2022, the project owner issued a public statement that the project was cancelled.

Market Outlook

The overall growth of our power business has been substantially based on the number of combined cycle gas-fired power plants built by us, as many coal-fired plants have been shut down. In 2010, coal-fired power plants accounted for about 45% of total electricity generation. For 2021, coal accounted for approximately 22% of net electricity generation. On the other hand, natural-gas fired power plants provided approximately 38% of the electricity generated by utility-scale power plants in the U.S. in 2021, representing an increase of 60% from the amount of electrical power generated by natural gas-fired power plants in 2010, which provided approximately 24% of net electricity generation for 2010. Undoubtedly, the long-term historic decline in the use of coal as a power source in the U.S. was caused, to a significant extent, by the plentiful supply of domestic and generally inexpensive natural gas which made it the fuel of choice for power plant developers over this period.

In the reference case of its Annual Energy Outlook 2022, the EIA projects average increases to utility-scale electricity generation in the U.S. of slightly less than 1% per year from 2022 through 2050. The shift from coal to natural gas as a power plant energy source in the U.S. is expected to continue as the EIA projects that coal-fired generation will decline by 45% from 2022 through 2050, and will represent only 11% of the net electricity generation mix by the end of this period. The net electricity generation from natural gas-fired power plants is projected to increase by 17% in the U.S. by 2050.

The pace of the historic increase in the preference for natural gas as an electricity generating fuel source was energized, in part, by environmental activism and restrictive regulations targeting coal-fired power plants. Now, the environmentalist opposition against coal-fired power generation has expanded meaningfully to target all fossil fuel energy projects, including power plants and pipelines, and has evolved into powerful support for renewable energy sources.

Protests against fossil-fuel related energy projects continue to garner media attention and stir public skepticism about new projects resulting in delays due to onsite protest demonstrations, indecision by local officials and lawsuits. During Fiscal 2021, a natural gas-fired power plant that we had been awarded the EPC services contract to build, the Brooke County Power project, was canceled by its developer. Although changing market conditions were cited as important factors in the cancellation decision and despite strong local support for the project, the opposition by the governor of West Virginia was likely a factor in the declining enthusiasm for the project. Further, during Fiscal 2021, Dominion Energy and Duke Energy announced the abandonment of plans to complete the major Atlantic Coast Pipeline, ending a seven-year effort to build a 600-mile natural gas pipeline between West Virginia and eastern North Carolina, citing that the economic viability of the project was threatened by continuing delays and increasing cost uncertainty after a federal judge issued a ruling preventing the use of an accelerated construction permitting process. Most recently, as disclosed above, the developer cancelled the Chickahominy power station project, citing opposition from outside interests and onerous regulations largely advanced by the renewable energy movement.

In the New England and Mid-Atlantic regions of the U.S., power plant operators are challenged by the requirements of the Regional Greenhouse Gas Initiative, or “RGGI,” which is a cooperative effort by states in these regions to cap and reduce power sector carbon dioxide emissions. In addition, various cities, counties and states have adopted clean energy and carbon-free goals or objectives with achievement expected by a certain future date, typically 10 to 30 years out. These aspirational goals may increase the risk of a new power plant becoming a stranded asset long before the end of its otherwise useful economic life, which is a risk that potential equity capital providers may be unwilling to take. The difficulty in obtaining project equity financing and the other factors identified above, may be adversely impacting the planning and initial phases for the construction of new natural gas-fired power plants.

Perhaps the most significant uncertainty relates to the policies of the current U.S. Presidential administration. President Biden proposes to make the electricity production in the U.S. carbon free by 2035 and to put the country on the path to achieve net zero carbon emissions by 2050. As soon as he was elected, Mr. Biden caused the U.S. to re-join the Paris Climate Agreement and he cancelled the permit allowing the Keystone XL Pipeline to cross the border from Canada into the U.S. In addition, Mr. Biden ordered a pause on the U.S. government entering into new oil and natural gas leases on public lands or offshore waters to the extent possible, the launch of a rigorous review of all existing leasing and permitting practices related to fossil fuel development on public lands and waters, and the identification of steps that can be taken to double renewable energy production from offshore wind by 2030. These policy stances have continued during the war in the Ukraine and the current surge in oil prices as the administration makes appeals to other countries to increase oil production.

Accordingly, the net amount of electricity generation in the U.S. provided by utility-scale wind and solar photovoltaic facilities continues to rise. Over the last two years, the net generation has increased by almost 35%. Together, such power facilities provided approximately 9%, 11% and 12% of the net amount of electricity generated by utility-scale power facilities in 2019, 2020 and 2021, respectively. In EIA’s 2022 reference case, net electricity generation from all renewable power sources is expected to increase by more than 161% and represent over 42% of such generation by 2050. Impetus for this growth is provided by both public concerns about climate change and U.S. government subsidies. Environmental activism has resulted in the passage of laws and the establishment of regulations that discourage new fossil-fuel burning power plants and provide income tax advantages that promote the growth of wind and solar power. Declines in the amount of renewable power plant component and power storage costs and an increase in the scale of energy storage capacity (i.e., battery farms) have also occurred.

Over the next few years, EIA projects that new wind and photovoltaic solar capacity will continue to be added to the utility-scale power fleet in the U.S. at a brisk pace substantially attributable to declining equipment costs and the availability of valuable tax credits. As these credits decline and then expire early in the next decade as currently scheduled, the wind capacity additions are expected to slow. Although the special tax incentives related to solar power also expire, the continuing decline in the cost of solar power equipment is predicted to sustain the growth of photovoltaic solar power generation facilities.

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

It has been reported that renewables currently provide approximately 36% of electricity generation in California. Yet, the increasing dependence on intermittent renewable energy sources, especially solar, is making it harder to ensure reliable power in California as millions of its residents lost power during a late summer heat wave in 2020. With hopes of preventing future rolling blackouts in California, regulators there approved the acquisition of five emergency natural gas-fueled electricity generators with an aggregate power output of approximately 150 MW. Analysis of the causes of last winter’s widespread power outages in Texas during a frigid stretch of weather is complex. The residents of Texas suffered as the severe cold froze wind turbines and the lack of sun diminished the power contributions of solar powered facilities. However, natural gas-fired power plants in Texas were forced offline as well primarily due to frozen well-site equipment and the decisions by regulators to prioritize natural gas for residential use, which caused interruptions to the supply of natural gas to the plants. However, in both states, the significant amount of renewable power capacity failed to rise to the occasion. A diversity lesson from both power crises may be that fossil-fuel electricity generation sources remain critical elements of the power generation mix in order to assure grid reliability and the avoidance of power outages.

Additionally, solar and wind energy plant developers continue to confront the problems caused by grid congestion, often unsuccessfully. Many of these projects have been canceled because renewable plants need to be sited where the resources are optimal, often in remote locations where the transmission systems are not robust. The costs associated with the necessary grid upgrades may be prohibitive. U.S. offshore wind projects progress inconsistently, facing challenges in the areas of environmental and fishery impacts, grid connection and capability and federal permitting processes. Further, projects are confronted by shipping regulations in the U.S. that may limit the ability of developers to replicate successful European construction and installation models. Proponents of clean energy also face political challenges. Voters in the state of Maine were energized by local residents seeking to preserve pristine woodlands and rejected a project that would transmit hydropower from Canada into New England.

Renewed interest in nuclear power could result in the construction of new nuclear powered, carbon-free, electricity generation stations in the U.S. that would use smaller and more economical nuclear reactors. The deployment of small modular reactors could mean lower construction and electricity costs through the use of simpler power plant designs, standardized components and passive safety measures. Such plants could be built in less time than larger plants, utilize less space and represent a viable choice for reliable power to offset the intermittencies of renewable power sources. The increase by the U.S. in its use of nuclear power for electricity generation could have unfavorable effects on the demand for new natural gas-fired and additional renewable energy facilities in the future.

Major advances in the safe combination of horizontal drilling techniques and hydraulic fracturing led to the boom in natural gas supplies which have been available generally at consistently low prices. The abundant availability of cheap, less carbon-intense and higher efficiency natural gas in the U.S. should continue to be a significant factor in the economic assessment of future power generation capacity additions although the pace of new opportunities emerging may be restrained and the starts of awarded EPC projects may be delayed.

We believe that it is also important to note that the plans for certain natural gas-fired power plant projects include the integration of hydrogen-burning capabilities. While the plants will initially burn natural gas alone, it is planned by the respective project owners that the plants will eventually burn a mixture of natural gas and green hydrogen, thereby establishing power-generation flexibility for these plants. We believe this is a winning combination that provides inexpensive and efficient power, enhances grid reliability and addresses the clean-air concerns of environmentalists. The building of state-of-the-art power plants with flex-fuel capability replaces coal-fired power plants in the short term with relatively clean gas-fired electricity generation. Further, such additions to the power generation fleet provide the potential for the plants to burn 100% green hydrogen gas, which would provide both base load power and long duration backup power, when the sun is not shining and the wind is not blowing, for extended periods of time and without certain harmful air emissions.

The foregoing discussion in our “Market Outlook” does focus on the state of the domestic power market as the EPC services business of GPS provides the predominant amount of our revenues. However, we realize that overseas power markets may provide important new power construction opportunities for us in the future as the management of APC has growing enthusiasm for opportunities in the electricity generation markets across Ireland and the U.K. While both of these countries are committed to the increase in energy consumption sourced from wind and the sun on the pathway to net zero emissions, there is a recognition that these sources of electrical power are inherently variable. Other technologies will be required to support these power sources and to provide electricity when power demands exceed the amount of electricity supplied by these renewables. The existence of the necessary power reserve will require conventional generation sources, typically natural gas-fired power plants. APC was awarded a significant contract late in Fiscal 2022 to build a clean burning natural gas-fired power plant in Northern Ireland so that existing coal-fired power sources there can be shut-down.

The U.K. usually holds auctions for power capacity about four years in advance of the delivery date and another auction for a smaller amount of capacity around a year before delivery. Evidence of the shifting power generation priorities in the U.K. are reflected in the results for Britain's auction to ensure enough electricity capacity for 2022/23 that were released in February 2022. Capacity cleared at a record high price. A total of nearly 5 gigawatts of capacity was procured in this auction, with nearly 70% of the power associated with gas-fired plants, a provisional auction document showed.

The Irish government recently issued a policy statement on the security of the electricity supply in Ireland which confirms the requirement for the development of new support technologies to deliver on its commitment to have 80% of the country’s electricity generated from renewables by 2030. The report emphasizes that this will require a combination of conventional generation (typically powered by natural gas), interconnection to other jurisdictions, demand flexibility and other technologies such as energy storage (i.e., batteries) and generation from renewable gases (i.e., biomethane and/or hydrogen produced from renewable sources). The Irish government has approved that the development of new conventional generation (including gas-fired and gasoil distillate-fired generation) is a national priority and should be permitted and supported in order to ensure the security of electricity supply while supporting the growth of renewable electricity generation. Since January 31, 2022, the Irish operations of APC have received limited notices to proceed with early activities related to the construction of two new gas-fired power plant facilities near Dublin.

Further, the Irish government has recognized that the successful development of data centers in the country is a key aspect in promoting Ireland as a digital economy hot-spot in Europe. In the absence of data centers, Ireland would be experiencing much more modest electricity demand growth, consistent with population growth and the general development of industrial demand. However, the stewards of the electricity supply in Ireland recognize that the large increase in electricity demand presented by the growth of the data center industry represents an evolving, significant risk to the security of the supply. Accordingly, guidelines have been published recently with the intent to protect both electricity consumers and the security of supply while continuing to allow data centers to connect to the electricity system. Assessment criteria for applications of data centers to obtain grid connections include, among other items, the ability of data center applicants to bring onsite dispatchable power generation (and/or storage) equivalent to or greater than their demand in order to support the security of supply. It is expected that any dispatchable on-site generation that uses fossil fuel sources developed by data center operators will use natural gas as the fuel source; again, natural gas is considered to be a transitional fuel in Ireland’s efforts to meet its climate action plan targets. As identified above, earlier this year, APC was awarded a project to install natural gas-fired power generation for a major data center in the Dublin area.

In a previous section of this 2022 Annual Report, we identified that there are risks to our businesses, particularly APC, related to the war in Ukraine. However, our APC business may benefit from an increased focus by European Union countries on the import of liquid natural gas as an alternative to piped supplies from Russia. The construction of new conversion facilities, pipelines and power plants could provide new construction opportunities for us.

APC is actively pursuing new business opportunities in both the renewable and support sectors with its existing and new clients. The governments of Ireland and the U.K. have already made funds available to develop and support specific projects. The engineering and construction teams of APC are engaged in continuous discussions with particular stakeholders in certain of these projects and they are confident that APC will be part of their eventual execution.

Over the past few years, GPS has provided top management guidance and project management expertise to APC as it completed its subcontract efforts for the TeesREP power plant and won the award of the project to build the new gas-fired power plant in Northern Ireland. APC has provided project management manpower to GPS on several of its EPC services contracts. These recent experiences have demonstrated that the two companies can combine resources effectively. Considerations of the manner in which GPS and APC can work together in the future are becoming more formal in view of emerging new business opportunities in the U.K. and Ireland, the strength of the reputation of GPS for successfully completing large gas-fired power plant projects in the U.S. and the growing recognition in the power community in the British and Irish islands that APC is committed to and capable of tackling larger and more complex power projects.

We are committed to the rational pursuit of new construction projects, including those with overseas locations and unique deployments of power-generation turbines, and the future growth of our revenues. This may result in additional decisions to make investments in the development and/or ownership of new projects. Because we believe in the strength of our balance sheet, we are willing to consider certain opportunities that include reasonable and manageable risks in order to assure the award of the related engineering, procurement, construction or equipment installation services contracts to us.

The competitive landscape for our core EPC services business related to natural gas-fired power plants in the U.S. has changed significantly over the last five years. While the domestic market remains dynamic, we are moving into an era where there may be fewer competitors for new gas-fired power plant EPC services project opportunities. Several major competitors have exited the market for a variety of reasons or have been acquired. Others have announced intentions to avoid entering into fixed-price contracts. Nonetheless, the competition for new utility-scale gas-fired power plant construction opportunities is fierce and still includes multiple global firms.

We believe that the Company has a reputation as an accomplished, dependable and cost-effective provider of EPC and other large project construction contracting services. With the proven ability to deliver completed power facilities, particularly combined cycle, natural gas-fired power plants, we are focused on expanding our position in the power markets of the U.S., Ireland and the U.K. where we expect investments to be made based on forecasts of electricity demand covering decades into the future. We believe that our expectations are valid and that our plans for the future continue to be based on reasonable assumptions.

Comparison of the Results of Operations for the Years Ended January 31, 2022 and 2021

We reported net income attributable to our stockholders of $38.2 million, or $2.40 per share, for Fiscal 2022. For the prior year, we reported net income attributable to our stockholders of $23.9 million, or $1.51 per diluted share. The following schedule compares our operating results for Fiscal 2022 and Fiscal 2021 (dollars in thousands).

	Years Ended January 31,
	2022	2021	$ Change	% Change
REVENUES
Power industry services	$398,089	$319,353	$78,736	24.7%
Industrial fabrication and field services	97,890	65,263	32,627	50.0
Telecommunications infrastructure services	13,391	7,590	5,801	76.4
Revenues	509,370	392,206	117,164	29.9
COST OF REVENUES
Power industry services	317,130	266,993	50,137	18.8
Industrial fabrication and field services	81,391	57,257	24,134	42.2
Telecommunications infrastructure services	11,117	5,889	5,228	88.8
Cost of revenues	409,638	330,139	79,499	24.1
GROSS PROFIT	99,732	62,067	37,665	60.7
Selling, general and administrative expenses	47,321	39,041	8,280	21.2
Impairment losses	7,901	—	7,901	100.0
INCOME FROM OPERATIONS	44,510	23,026	21,484	93.3
Other income, net	2,552	1,859	693	37.3
INCOME BEFORE INCOME TAXES	47,062	24,885	22,177	89.1
Income tax expense	(11,356)	(1,074)	(10,282)	(957.4)
NET INCOME	35,706	23,811	11,895	50.0
Net loss attributable to non-controlling interests	(2,538)	(40)	(2,498)	NM
NET INCOME ATTRIBUTABLE TO
THE STOCKHOLDERS OF ARGAN, INC.	$38,244	$23,851	$14,393	60.3

NM – Not meaningful.

Revenues

Power Industry Services

The revenues of the power industry services business increased by 24.7%, or $78.7 million, to $398.1 million for Fiscal 2022 compared with revenues of $319.4 million for Fiscal 2021. The revenues of this business represented 78.2% of consolidated revenues for Fiscal 2022 and 81.4% of consolidated revenues for the prior year.

The primary drivers for the strong performance by this reportable segment for Fiscal 2022 were increased revenues associated with the construction of the Guernsey Power Station and the new Maple Hill Solar energy facility, which together represented 66.7% of consolidated revenues. Last year, the revenues of this segment included primarily revenues associated with the construction of the Guernsey Power Station project and the TeesREP project, which together represented 76.1% of consolidated revenues for Fiscal 2021.

Industrial Fabrication and Field Services

The revenues of industrial fabrication and field services (representing the business of TRC) increased by $32.6 million, or 50.0%, to $97.9 million for Fiscal 2022, providing 19.2% of consolidated revenues for Fiscal 2022. Revenues of TRC for Fiscal 2021 represented approximately 16.6% of corresponding consolidated revenues. The improved current year business of TRC reflects increased project activity for several customers, primarily in field services, as they loosened COVID-19 work restrictions.

Telecommunications Infrastructure Services

The revenues of this business segment (representing the business of SMC) were $13.4 million for Fiscal 2022 compared with revenues of $7.6 million for Fiscal 2021, which reflected strong performance by both the inside-premises and outside-premises groups as certain customers in this segment also loosened COVID-19 work restrictions.

Cost of Revenues

Due primarily to the increase in consolidated revenues for Fiscal 2022 compared with revenues for Fiscal 2021, consolidated cost of revenues also increased. These costs were $409.6 million and $330.1 million for Fiscal 2022 and Fiscal 2021, respectively.

For Fiscal 2022, we reported a consolidated gross profit of approximately $99.7 million, which represented a gross profit percentage of approximately 19.6% of corresponding consolidated revenues. The gross profit for the period reflected primarily the profit contributions of efficient construction activities related to the major projects of the power industry services reporting segment, the improved business of the industrial services segment and the revenues associated with the settlement of a legal matter. The gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments for Fiscal 2022 were 20.3%, 16.9% and 17.0%, respectively.

For Fiscal 2021, we reported a consolidated gross profit of approximately $62.1 million which represented a gross profit percentage of approximately 15.8% of corresponding consolidated revenues. The gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments for Fiscal 2021 were 16.4%, 12.3% and 22.4%, respectively. We believe that the gross margin percentages for Fiscal 2021 are indicative of the percentages that should be expected for Fiscal 2023.

Selling, General and Administrative Expenses

These costs were $47.3 million and $39.0 million for Fiscal 2022 and Fiscal 2021, respectively, representing 9.3% and 10.0% of consolidated revenues for the corresponding periods, respectively. The 21.2% increase in these expenses between years occurred within each of our reporting segments primarily due to increased personnel and associated costs, including cash incentive and stock compensation expenses, and business development costs. The costs for Fiscal 2022 also included the provision for credit losses in the amount of $2.4 million. The amount of the provision for credit losses for Fiscal 2021 was insignificant.

Impairment Loss

During the fourth quarter of Fiscal 2022, we recorded an impairment loss related to the capitalized project development costs of the Chickahominy Power Station project in the amount of $7.9 million as discussed above, of which $2.5 million was attributed to the non-controlling interest. We did not record any goodwill or other intangible asset impairment losses during Fiscal 2022.

Other Income

For Fiscal 2022 and Fiscal 2021, the net amounts of other income were $2.6 million and $1.9 million, respectively, which represented an increase of 37.3% between the comparable periods. During Fiscal 2022, APC received research and development grant payments from the government of the U.K. related to certain qualifying works performed during Fiscal 2019 in the total amount of approximately $1.7 million. In addition, APC received COVID-19 relief from the Irish government, which amounted to approximately $1.1 million. This line item also included our share of the net loss reported by the solar fund investment for Fiscal 2022 in the amount of $0.5 million that is discussed in Note 13 to the accompanying consolidated financial statements.

Typically, the amounts reported on this line include primarily income earned on funds maintained in money market accounts and interest income earned on bank certificates of deposit. Adverse economic reactions to the uncertainties of the COVID-19 pandemic commenced during the middle of Fiscal 2021, including sharp reductions in investment interest rates. Other income from earnings on our temporary investments of excess cash for Fiscal 2022 was insignificant although the aggregate amount of invested funds increased between the periods. For Fiscal 2021, the net amount of other income of $1.9 million included primarily earnings on our temporary investments of excess cash before the pandemic.

Income Taxes

We recorded income tax expense for Fiscal 2022 in the net amount of approximately $11.4 million due to our reporting pre-tax income for financial reporting purposes in the amount of $47.1 million for the year. Our annual effective income tax rate for Fiscal 2022 was 24.1%. This tax rate differs from the statutory federal tax rate of 21% due primarily to the effects of state income taxes and nondeductible executive compensation.

For Fiscal 2021, we recorded income tax expense of $1.1 million, which amount was reduced significantly by the NOL carryback benefit in the approximate amount of $4.4 million that is also described in Note 13 to the accompanying consolidated financial statements.

Liquidity and Capital Resources as of January 31, 2022

Our working capital increased by $14.2 million to $284.3 million as of January 31, 2022 from $270.1 million as of January 31, 2021, due primarily to the net income earned during Fiscal 2022 attributable to the stockholders of Argan, offset partially by the effects of cash payments for dividends and share repurchases. However, our balance of cash and cash equivalents declined by a net amount of $16.2 million during Fiscal 2022 as the net change in our operating assets and liabilities represented a use of cash of approximately $28.9 million for the year.

The net amount of cash provided by operating activities for Fiscal 2022 was $28.4 million. Our net income for Fiscal 2022, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $57.3 million. The sources of cash from operations for Fiscal 2022 also included a decrease in the balance of contract assets of $21.7 million, primarily due to the settlement of a legal matter by GPS (see Note 11 of the accompanying consolidated financial statements). Reduction in the balances of contract liabilities and accounts payables and accrued expenses, in the amounts of $44.2 million and $5.7 million, respectively, represented uses of cash during Fiscal 2022.

Non-operating activities used cash during Fiscal 2022, including $20.4 million used to repurchase shares of our common stock pursuant to our share repurchase program (see Item 5 in Part II of this Annual Report). Additionally, we used cash in the amount of $15.7 million for the payment of regular cash dividends. Our investment in solar energy projects used cash in the amount of $5.0 million and capital expenditures totaled $1.4 million during Fiscal 2022. Partially offsetting these uses of cash, we received cash proceeds related to the exercise of stock options during Fiscal 2022 in the amount of $1.4 million. As of January 31, 2022, there were no restrictions with respect to inter-company payments between GPS, TRC, APC, SMC and the holding company.

During Fiscal 2021, our balance of cash and cash equivalents increased by $199.3 million to $366.7 million while our working capital decreased by $7.6 million to $270.1 million as of January 31, 2021 from $277.7 million as of January 31, 2020 due primarily to the amount of regular and special cash dividends paid during the year.

The net amount of cash provided by operating activities for Fiscal 2021 was $176.0 million. Our net income for Fiscal 2021, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $41.5 million. The sources of cash from operations for Fiscal 2021 also included a temporary increase in the balance of contract liabilities associated with the early phases of construction activities on projects of GPS and TRC in the amount of $99.4 million. A reduction in the balances of accounts receivable and contract assets, primarily at the TRC and APC operations, provided cash in the amounts of $8.5 million and $6.7 million, respectively. In addition, the combined level of accounts payable and accrued expenses increased by $31.4 million during Fiscal 2021, a source of cash for the year.

Fiscal 2021 also reflected an entry to record the carryback of our NOL incurred for Fiscal 2020 to prior income tax years. The loss carryback should result in a refund of federal income taxes in the amount of $12.7 million. This tax refund receivable was included in the balance of other current assets as of January 31, 2021, which was the primary cause of the net increase in this balance of $11.5 million during Fiscal 2021, which represented a use of cash.

Primary sources of cash for Fiscal 2021 were the net maturities of short-term investments, certificates of deposit issued by the Bank, in the amount of $70.0 million. Non-operating activities used cash during Fiscal 2021, including the payment of regular and special cash dividends in the total amount of $47.0 million. During Fiscal 2021, capital expenditures were reduced by approximately 76.1% to $1.7 million from a capital expenditures amount of $7.1 million for Fiscal 2020. We also used cash in the amount of $1.3 million during Fiscal 2021 to make an investment in a solar energy project. Partially offsetting these uses of cash, we received cash proceeds related to the exercise of stock options during Fiscal 2021 in the amount of $1.6 million.

At January 31, 2022, most of our balance of cash and cash equivalents was invested in government and prime money market funds with most of their total assets invested in cash, U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. The major portion of our domestic operating bank account balances are maintained with the Bank. We do maintain certain Euro-based bank accounts in the Ireland and certain pound sterling-based bank accounts in the U.K. in support of the operations of APC.

The original term of our Amended and Restated Replacement Credit Agreement with the Bank was scheduled to expire on May 31, 2021. During April 2021, the Company and the Bank agreed to an amendment to the Credit Agreement which extended the expiration date of the Credit Agreement to May 31, 2024 and reduced the borrowing rate. The Credit Agreement, as amended, includes the following features, among others: a lending commitment of $50.0 million including a revolving loan with interest at the 30-day LIBOR plus 1.6% (reduced from 2.0%), and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions. We may also use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business as defined by the Bank. At January 31, 2022, we had no outstanding borrowings, however the Bank has issued letters of credit in the total outstanding amount of $21.5 million in support of the activities of APC under new customer contracts. In connection with the project development activities of the VIE, the Bank issued a letter of credit, outside the scope of the Credit Agreement, in the approximate amount of $3.4 million for which we have provided cash collateral. The Company expects to amend the Credit Agreement during Fiscal 2023 in order to replace LIBOR with an equivalent benchmark rate. The Company does not expect that the change will materially impact its consolidated financial statements.

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement, as amended, requires that we comply with certain financial covenants at our fiscal year-end and at each fiscal quarter-end, and includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. At January 31, 2022 and 2021, we were compliant with the covenants of the Credit Agreement, as amended.

In the normal course of business and for certain major projects, we may be required to obtain surety or performance bonding, to provide parent company guarantees, or to cause the issuance of letters of credit (or some combination thereof) in order to provide performance assurances to clients on behalf of one of our subsidiaries.

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

As of January 31, 2022, the value of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, was approximately $235.1 million. In addition, as of January 31, 2022, there were bonds outstanding in the aggregate amount of approximately $1.0 million covering other risks including warranty obligations related to completed activities; the majority of these bonds expire at various dates during Fiscal 2023.

We have also provided a financial guarantee on behalf of GPS to an original equipment manufacturer in the amount of $3.6 million to support project developmental efforts. During Fiscal 2022, the Company established a liability for an estimated loss related to this guarantee.

When sufficient information about claims related to our performance on projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such losses. As our subsidiaries are wholly-owned, any actual liability related to contract performance is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. Any amounts that we may be required to pay in excess of the estimated costs to complete contracts in progress as of January 31, 2022 are not estimable.

Returns on money market instruments and certificates of deposit are currently minimal due to market conditions. With the desire to increase the amount of return on its available cash, the Company invested approximately $5.0 million during Fiscal 2022, in a limited liability company that makes equity investments in solar energy projects that are eligible to receive energy tax credits (see Note 13 to the accompanying consolidated financial statements). During Fiscal 2021, we made a similar investment in the amount of $1.3 million. The Fiscal 2022 investment is expected to provide an overall return of approximately 20% over the six-year expected life of our investment. It is likely that we will evaluate opportunities to make other solar energy investments of this type in the future.

We believe that cash on hand, our cash equivalents, cash that will be provided from the maturities of short-term investments and cash generated from our future operations, with or without funds available under our Credit Agreement, will be adequate to meet our general business needs in the foreseeable future. In general, we maintain significant liquid capital in our consolidated balance sheet to ensure the maintenance of our bonding capacity and to provide parent company performance guarantees for EPC and other construction projects.

However, any significant future acquisition, investment or other unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all.

Contractual Obligations

During 2022, there was no significant change in the nature or amounts of our contractual obligations. The amount of contract obligations disclosed as of January 31, 2021 was $8.2 million. The two largest items included in this total, operating leases and deferred compensation, are amounts included as liabilities in our consolidated balance sheet. The remainder of the disclosed amount related primarily to open service arrangements. Outstanding commitments represented by open purchase orders and subcontracts related to our construction contracts have not been included in the disclosed amounts as such amounts are expected to be funded through contract billings to customers. We do not have any significant obligations for materials or subcontracted services beyond those required to completed construction contracts awarded to us.

Special Purpose Entities

As is common in our industry, EPC contractors and third parties form joint ventures, limited partnerships and limited liability companies for purposes of executing a project or program for a project owner. These teaming arrangements are typically dissolved upon completion of the project or program.

In addition, we may obtain interests in VIEs formed by its owners for a specific purpose. The evaluation of whether such interests represent our financial control of a VIE requires analysis and judgement. We concluded that we are the primary beneficiary of a VIE formed by an independent firm for the purpose of developing a natural gas-fired power plant in Virginia. As a result, the VIE is included in our consolidated financial statements until we determine that our financial control of the entity has passed to another party. Pursuant to agreements negotiated with the developer, we lent funds to the VIE to cover certain costs of the project development effort. The development phase activities of the VIE were focused on 1) obtaining the necessary permits to build and operate the power plant, 2) completing arrangements to connect the power plant to the fuel supply and the electricity grid, 3) engaging energy plant operators in negotiations for the purchase of project ownership interests, and 4) securing permanent financing for the project. For consolidated reporting purposes, these costs have been presented as project development costs and included in property, plant and equipment. During Fiscal 2022, as described in Note 3 to the accompanying consolidated financial statements, we recorded an impairment loss related to these costs in the amount of $7.9 million, of which $2.5 million was attributed to the non-controlling interest.

We have entered into similar support arrangements with other independent parties in the past that resulted in the successful development of three separate gas-fired power plant projects where we were paid project development fees in the total amount of $29.6 million, and where our loans in the amount of $11.7 million were repaid in full plus interest in the amount of $2.3 million. In each of these cases, we deconsolidated the corresponding VIE when we were no longer the primary beneficiary.

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

The following table presents the determinations of EBITDA for Fiscal 2022 and Fiscal 2021, respectively (amounts in thousands).

	2022	2021
Net income, as reported	$35,706	$23,811
Income tax expense	11,356	1,074
Depreciation	3,367	3,715
Amortization of purchased intangible assets	870	904
EBITDA	51,299	29,504
EBITDA of non-controlling interests	(2,538)	(40)
EBITDA attributable to the stockholders of Argan, Inc.	$53,837	$29,544

As we believe that our net cash flow provided by or used in operations is the most directly comparable performance measure determined in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), the following table reconciles the amounts of EBITDA for the applicable years, as presented above, to the corresponding amounts of net cash flows provided by operating activities that are presented in our consolidated statements of cash flows for Fiscal 2022 and Fiscal 2021 (amounts in thousands).

	2022	2021
EBITDA	$51,299	$29,504
Current income tax (expense) benefit	(11,564)	6,571
Stock compensation expense	3,459	2,938
Impairment loss	7,901	—
Other non-cash items	6,196	2,461
(Increase) decrease in accounts receivable	(480)	8,463
Increase in other assets	(241)	(11,467)
(Decrease) increase in accounts payable and accrued expenses	(5,742)	31,442
Change in contracts in progress, net	(22,413)	106,101
Net cash provided by operating activities	$28,415	$176,013

Critical Accounting Policies and Estimates

We consider the accounting policies discussed below related to revenue recognition on long-term construction contracts; income tax reporting; the valuation of goodwill; and the financial reporting associated with any significant claims or legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for special purpose entities including variable interest entities.

Critical accounting policies are those related to the areas where we have made what we consider to be particularly subjective or complex judgments in arriving at estimates and where these estimates can significantly impact our financial results under different assumptions and conditions.

These estimates, judgments, and assumptions affect the reported amounts of assets, liabilities and equity, the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. We do periodically review these critical accounting policies and estimates with the audit committee of our board of directors.

Revenue Recognition

Our revenues are primarily derived from construction contracts that can span several quarters or years. We enter into EPC and other long-term construction contracts principally on the basis of competitive bids or in conjunction with our support of the development of power plant projects. The types of contracts may vary. However, the EPC contracts of our power industry services reporting segment, and most other large contracts awarded to our other companies, are fixed-price contracts. Revenues are recognized primarily over time as performance obligations are satisfied due to the continuous transfer of control to the project owner or other customer. The accuracy of our revenues and profit recognition in a given period depends on the accuracy of our estimates of the forecasted contract value, or transaction price, and the cost to complete the work for each project.

Central to accounting for revenues from contracts with customers is a five-step revenue recognition model that requires reporting entities to:

1.	Identify the contract,
2.	Identify the performance obligations of the contract,
3.	Determine the transaction price of the contract,
4.	Allocate the transaction price to the performance obligations, and
5.	Recognize revenue.

The guidance focuses on the transfer of the control of the goods and/or services to the customer, as opposed to the transfer of risk and rewards. Major provisions cover the determination of which goods and services are distinct and represent separate performance obligations, the appropriate treatment of variable consideration, and the evaluation of whether revenues should be recognized at a point in time or over time. In general, application of the rules requires us to make important judgements and meaningful estimates that may have significant impact on the amounts of revenues recognized by us for any reporting period.

Revenues from fixed price contracts, including a portion of estimated profit, are recognized over time, based on costs incurred and estimated total contract costs using the percentage-of-completion method. The cost and profit estimates are determined at least quarterly for all significant contracts pursuant to a detailed “bottoms-up” review process. The results of the process are subjected to reviews by senior management at each subsidiary. The percentage-of-completion method measures the ratio of costs incurred and accrued to date for each contract to the estimated total cost for each contract at completion. This requires us to prepare on-going estimates of the cost to complete each contract as the project progresses. In preparing these estimates, we make significant judgments and assumptions about our significant costs, including materials, labor and equipment, and we evaluate contingencies based on possible schedule variances, production delays or other productivity factors.

Actual costs may vary from the costs we estimate. Variations from estimated contract costs, along with other risks inherent in fixed-price contracts, may result in actual revenues and gross profits differing from those we estimate and could result in losses on projects or other significant unfavorable impacts on our operating results for any fiscal quarter or year. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined, without regard to the percentage of completion. There are a number of factors that can contribute to changes in estimated contract costs, revenues and profitability. The most significant of these are identified in the first item included in the Risks Related to our Operational Execution section of Part I, Item 1A. of this Annual Report entitled Risk Factors.

Crucial to the compliance with the accounting standard covering the recognition of revenues on contracts with customers is the identification of the promises made to the customer by us that are included in the contract. If a promise is distinct, as that concept is defined in the accounting standard, it represents a separate performance obligation. Contracts may have multiple performance obligations. The amounts of revenue associated with each promise are recognized when, or as, the performance obligations are satisfied. However, complex contracts may include only one performance obligation if the multiple promises are not distinct within the context of the contract. For example, if the promises that could be considered distinct are interrelated or require us to perform integration so that the customer receives a complete product, the contract is considered to include only one performance obligation. Most of our long-term contracts have a single performance obligation as the promises to transfer individual goods or services are not separately identifiable from other promises within the context of the contract. Our EPC contracts require us to deliver a complete and functioning power plant, not just functioning components.

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

The Company may include an estimated amount of variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenues recognized on the particular contract will not occur when the uncertainty associated with the variable consideration is resolved. The Company’s determination of the amount of variable consideration to be included in the transaction price of a particular contract is based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. The effect of any revisions to the transaction price on the amount of previously recognized revenues that is due to the addition or reduction of variable consideration is recorded currently as an adjustment to revenues on a cumulative catch-up basis. In the event that any amounts of variable consideration that are reflected in the transaction price of a contract are not resolved in the Company’s favor, there could be reductions in, or reversals of, previously recognized revenues. In most significant instances, modifications to our contracts do not represent the addition of new performance obligations.

Contract results may be impacted by estimates of the amounts of contract variations that we expect to receive. The effects of any resulting revisions to revenues and estimated costs can be determined at any time and they could be material. As of January 31, 2021, the aggregate amount of contract variations reflected in estimated contract transaction prices was $16.6 million, including $6.8 million related to our EPC services contract with Exelon. During Fiscal 2022, this amount was recovered in full in connection with the settlement of the litigation with Exelon. As of January 31, 2022, the aggregate amount of contract variations reflected in estimated transaction prices was $7.5 million.

Our long-term contracts typically have schedule dates and other performance obligations that, if not achieved, could subject us to liquidated damages. These contract requirements generally relate to specified activities that must be completed by an established date or by achievement of a specified level of output or efficiency. Each contract defines the conditions under which a project owner may make a claim for liquidated damages. The amounts of liquidated damages owed to a project owner pursuant to the terms of a contract would represent reductions of the transaction price of the corresponding contract.

At the outset of each of the Company’s contracts, the potential amounts of liquidated damages typically are not subtracted, from the transaction price as the Company believes that it has included activities in its contract plan, and has reflected the associated costs in its forecasts of completed contract costs, that will be effective in preventing such damages. Of course, circumstances may change as the Company executes the corresponding contract. The transaction price is reduced by an applicable amount when the Company no longer considers it probable that a future reversal of revenues will not occur when the matter is resolved. In general, we consider potential liquidated damages, the costs of other related items and potential mitigating factors in determining the estimates of forecasted revenues and the adequacy of our estimates of the cost to complete contracts.

Goodwill

In connection with the acquisitions of GPS, TRC and APC, we recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, non-compete agreements, trade names and certain fabrication process certifications. We utilized the assistance of a professional appraisal firm in the initial determinations of goodwill and the other purchased intangible assets for these acquisitions which were all determined to have finite useful lives.

At January 31, 2022, the goodwill balances related to the acquisitions of GPS, TRC and SMC were $18.5 million, $9.5 million and $0.1 million, respectively, which together represented approximately 5.1% of consolidated total assets. The Company performs its required annual assessments of the carrying value of goodwill balances as of November 1 each year. We also test for impairment of goodwill more frequently if events or changes in circumstances indicate that the carrying value of goodwill might be impaired.

In accordance with current accounting guidance, we perform testing for the impairment of goodwill by comparing the estimated fair value of a reporting unit with the carrying amount of the unit reflected in the consolidated financial statements, including goodwill. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the excess, not to exceed the total amount of goodwill allocated to the reporting unit.

The balance of goodwill related to TRC and included in the consolidated balance sheet as of January 31, 2022 was $9.5 million. We performed a goodwill impairment assessment for TRC as of November 1, 2021 with the assistance of a professional business valuation firm. It was determined that the estimated fair value of TRC exceeded the corresponding carrying value by approximately $8.9 million; accordingly, there was no impairment loss recorded as of that date. The estimated fair value amount for TRC determined as of November 1, 2021 reflected a weighting of results determined using various business valuation approaches consistent with prior year valuations.

As in the past, the majority of the weighted average fair value was based on the result of modeling discounted future net-after-tax cash flows of the business. The discounted cash flows of TRC were based on a management forecast of operating results. Last year, the result of a similarly completed assessment of TRC indicated that the excess of its estimated fair value over carrying value was $1.5 million.

Judgments inherent in these approaches include the determination of appropriate discount rates, the amount and timing of expected future cash flows, growth rates for revenues and gross margins, and appropriate benchmark companies. The estimated future cash flows used for TRC were based on five-year financial forecasts developed internally by management.

Our discount rate assumptions were based on an assessment of the equity cost of capital and the appropriate capital structure for our reporting unit. Material assumptions used in the impairment assessment included the weighted average cost of capital percent and terminal growth rates.

The widening of the excess of estimated fair value over carrying value for TRC during Fiscal 2022 was due primarily to an improved forecast of future results. In view of the strong results reported by TRC during Fiscal 2022, we believe that the current forecast of the operating results of TRC is based on reasonable assumptions and, in particular, the following factors. The average amount of annual revenues during the five-year period ending January 31, 2027 is forecasted to be $102.2 million, with a terminal revenues annual growth rate of 3% thereafter. The actual amount of revenues recognized by TRC for Fiscal 2022 was $97.9 million. Annual earnings before interest and taxes are forecast to increase from 4.8% of revenues for the year ending January 31, 2023 to 6.2% of revenues by the year ending January 31, 2027, with a terminal percentage of 6.8% of corresponding revenues. The actual amount of such earnings for Fiscal 2022 was 11.6% of corresponding revenues. Should unfavorable operating results in the future indicate that the forecast for TRC is too optimistic, we may reduce it. This could result in a shrinking of the excess or even a future impairment loss.

In certain situations, we use an alternative approach which allows us to first assess qualitative factors to decide whether it is necessary to perform the quantitative goodwill impairment test. We are not required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than the corresponding carrying value. The professional guidance includes discussions of the types of factors which should be considered in conducting the qualitative assessment including macroeconomic, industry, market and entity-specific factors. Using this approach, we concluded that it was more likely than not that the fair value of the GPS reporting unit exceeded the corresponding carrying value as of November 1, 2021. Therefore, completion of the quantitative impairment assessment was considered to be unnecessary. No events associated with the business of GPS occurred in the period from the assessment date through January 31, 2022 that would cause us to reconsider that conclusion.

Uncertain Income Tax Positions

As we have disclosed in the “Research and Development Tax Credits” section of Note 13 to the accompanying consolidated financial statements, during Fiscal 2019 we completed a detailed review of the activities of our engineering staff on major EPC services projects in order to identify and quantify the amounts of research and development credits available to reduce prior year income taxes. This extensive study focused on the costs incurred on specific projects during the three-year period ended January 31, 2018. Based on the results of the study, we identified and estimated significant amounts of income tax benefits that were not previously recognized in our financial results for any prior year reporting period.

Under current professional accounting guidance, income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Fiscal 2019 was the initial reporting period in which we had sufficient data on which to make an evaluation and to reach a conclusion on the amount of income tax credit benefits related to prior year project costs that, more likely than not, qualified as research and development costs under the Internal Revenue Code and the rules and regulations of certain states. The net amount of the credits that we recognized in income taxes during Fiscal 2019 was $16.2 million, as subsequently reduced by $0.4 million. Based on our judgement, the amount of income tax benefits related to identified research and development income tax credits that we assessed as not meeting the threshold criteria for recognition was $5.1 million, for which we established a liability related to uncertain income tax return positions that was included in accrued expenses as of January 31, 2019. During Fiscal 2020, this amount was adjusted modestly; the liability amount as of January 31, 2022 and 2021 was $5.0 million.

The research and development credits were included in amendments to our consolidated federal income tax returns for Fiscal 2016 and Fiscal 2017, that were filed in January 2019, and our consolidated federal income tax return for Fiscal 2018, that was filed in November 2018. During Fiscal 2022, the IRS issued its revenue agents reports that disagree with our credit amounts. The differences in amounts are meaningful.

After a careful review of a preliminary reports received from the IRS, the preparation of an acknowledgement-of-facts responses, analysis of the final reports and consultation with subject experts, we have concluded that our arguments are sound based on our analysis of the facts, our understanding of the tax code and related regulations and our understanding of the applicable case law, and that the reports do not present any new facts relating to the issues or make any new arguments that would cause us to make any adjustments to our accounting for the research and development claims as of January 31, 2022. We have formally protested the findings of the IRS examiner and are pursuing our income tax positions with the IRS through the established appeals process. We expect that our appeals hearing will occur during Fiscal 2023.

We have updated the evaluation of our income tax positions using the more-likely-than-not threshold in order to confirm the adequacy of the liability amount carried in the balance sheet as of January 31, 2022 for uncertain income tax positions. We have not adjusted the liability amount during Fiscal 2022 as we do not anticipate any significant changes to the net amount of the income tax benefits recorded for research and development credits claimed for Fiscal 2016 through Fiscal 2018. However, if negotiations with the IRS or legal decisions cause us to believe that our previously recognized tax positions no longer meet the more-likely-than-not threshold, the related net tax benefit amount will be derecognized in the first financial reporting period in which that threshold is no longer met. Any unfavorable adjustment to our taxes could reverse a substantial portion of the amount of net research and development credits recognized of $16.2 million, which could materially and adversely affect our future financial condition and operating results.

Deferred Tax Assets and Liabilities

Our consolidated balance sheet as of January 31, 2022 includes net deferred tax assets in the amount of approximately $0.5 million. The components of our deferred taxes are presented in Note 13 to the accompanying consolidated financial statements. These amounts reflect differences in the periods in which certain transactions are recognized for financial and income tax reporting purposes.

We consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized on a jurisdiction-by-jurisdiction basis. Our ability to realize our deferred tax assets, including those related to the past NOLs incurred in the U.K., that applicable income tax rules will allow us to use in order to offset future amounts of applicable taxable income, depends primarily upon the generation of sufficient future taxable income to allow for the realization of our deductible temporary differences. If such estimates and assumptions regarding income amounts change in the future, we may be required to record additional valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in our consolidated statement of earnings. During Fiscal 2020, a valuation allowance in the amount of $7.1 million was established against the deferred tax asset amount created by the NOL of APC’s subsidiary in the U.K. for Fiscal 2020. However, we believe that the results of operations in the U.K. have begun a turnaround that should enable APC to utilize portions of the unrecognized NOL benefits in the future.

A deferred tax asset in the amount of $8.3 million was recorded as of January 31, 2020 associated with the income tax benefit of our domestic NOL for Fiscal 2020 without any corresponding valuation allowance. Among other changes, the CARES Act re-established a carryback period for certain losses to five years. The NOLs eligible for carryback under the CARES Act include our domestic loss for Fiscal 2020, which was approximately $39.5 million. We have made the appropriate filing with the IRS requesting carryback refunds of income taxes paid for the years ended January 31, 2017, 2016 and 2015. With the enactment of the CARES Act, the asset amount was moved to income taxes receivable representing a complete utilization of the NOL within one year of its occurrence.

At this time, we believe that the historically strong earnings performance of our power industry services segment will provide sufficient income during the years when most of our other deferred tax assets become deductible in the U.S. in order for us to realize the applicable temporary income tax differences. Accordingly, we believe that it is more likely than not that we will realize the benefit of significantly all of our net deferred tax assets.

Variable Interest Entities

This Item 7 of the 2022 Annual Report and Note 3 of the accompanying consolidated financial statements include discussions of “Special Purpose Entities” that include variable interest entities. Determinations are made by management regarding the accounting and disclosures for these entities including, for example, the identification of variable interests and the consideration of control over the primary activities of the entities. During Fiscal 2022, the most important determination related to the valuation of project development costs in our consolidated balance sheet. As explained in the sections of this 2022 Annual Report identified above, we recorded an impairment loss in the amount of $7.9 million during Fiscal 2022 as we came to the conclusions that the related natural gas-fired power plant project was not viable and that our costs would not be recovered. In March 2022, the project owner made a public announcement that the power plant project, planned to be built in Virginia, was cancelled.

Legal Contingencies

We do become involved in legal matters where litigation has been initiated or claims have been made against us. At this time, we do not believe that any material loss is probable related to any current matters. We do maintain accrued expense balances for the estimated amounts of legal costs expected to be billed related to any significant matter. We review the status of each matter and assess the adequacy of the accrued expense balances at the end of each fiscal quarter, and make adjustments to the balances if necessary. Should our assessments of the outcomes of outstanding legal matters change, significant losses or additional costs may be recorded.

During Fiscal 2022, the significant legal matter described below, for which we have been providing regular disclosure in our filings, was settled.

In January 2019, GPS filed a lawsuit against Exelon West Medway II, LLC and Exelon Generation Company, LLC (together referred to as “Exelon”) for Exelon’s breach of contract and failure to remedy various conditions which negatively impacted the schedule and the costs associated with the construction by GPS of a gas-fired power plant for Exelon in Massachusetts. Subsequently, Exelon provided GPS with a notice intending to terminate the EPC contract under which GPS had been providing services to Exelon and served us with contractual notice requiring GPS to vacate the construction site. At that time, the construction project was nearly complete and both of the power generation units included in the plant had successfully reached first fire. The completion of various prescribed performance tests and the clearance of punch-list items were the primary tasks necessary to be accomplished by GPS in order to achieve substantial completion of the power plant. Exelon asserted that GPS failed to fulfill certain obligations under the contract and was in default, withholding payments from GPS on invoices rendered to Exelon in accordance with the terms of the contract between the parties.

Our firm belief that Exelon received the benefits of the construction efforts of GPS and the corresponding progress made on the project without making payments to GPS for the value received was reflected in our accounting for the project that we maintained throughout the duration of the dispute. There were outstanding invoices billed to Exelon and unbilled costs incurred on the project, with substantial balances included in both accounts receivable and contract assets as of January 31, 2021. The final settlement of all outstanding claims between the parties resulting in Exelon making a payment to GPS in the amount of $27.5 million, which amount was in excess of the total carrying amount of the related accounts receivable and contract assets. The excess amount was included in revenues for Fiscal 2022.

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update 2019-12, Simplifying the Accounting for Income Taxes, which, among other changes, eliminates the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the expected loss for the entire year. In these instances, the estimated annual effective income tax rate shall be used to calculate the tax without limitation. The new standard also requires the recognition of a franchise (or similar) tax that is partially based on income as an income-based tax and the recording of any incremental tax that is incurred by us as a non-income-based tax. The requirements of this new guidance, effective for us on February 1, 2021, did not alter our accounting for income taxes.

There are no other recently issued accounting pronouncements that have not yet been adopted that we consider material to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of January 31, 2022, we had no outstanding borrowings under our financing arrangements with the Bank as amended (see Note 9 to the accompanying consolidated financial statements), which provide a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2024, with interest at 30-day LIBOR plus 1.6% going forward.

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk.

Financial markets around the globe are preparing for the pending discontinuation of LIBOR, which is the widely used indicator of basis for short-term lending rates. The transition from LIBOR is market driven, not a change required by regulation. The U.S. and other countries are currently working to replace LIBOR with alternative reference rates.

We do not expect that the replacement of LIBOR as the basis for the determination of our short-term borrowing rate will have any significant effects on our financial arrangements with the Bank or our financial reporting.

We maintain a substantial amount of our temporarily investable cash in certificates of deposit and in government and prime money market funds (see Note 5 of the accompanying consolidated financial statements). As of January 31, 2022, the weighted average number of days until maturity for the short-term investments and money market funds is 336 days. The weighted average annual interest rate of our certificates of deposit of $90.0 million, which are classified as short-term investments, and money market funds of $207.5 million was 0.07%. To illustrate the potential impact of changes in interest rates on our results of operations, we present the following hypothetical analysis, which assumes that our consolidated balance sheet as of January 31, 2022 remains constant, and no further actions are taken to alter our existing interest rate sensitivity, including reinvestments. As the blended weighted average interest rate was 0.07% at January 31, 2022, the largest decrease in the interest rates presented below is 7 basis points (dollars in thousands).

	Increase (Decrease) in	Increase (Decrease) in	Net Increase (Decrease) in
Basis Point Change	Interest Income	Interest Expense	Income (pre-tax)
Up 300 basis points	$7,520	$—	$7,520
Up 200 basis points	5,013	—	5,013
Up 100 basis points	2,507	—	2,507
Down 7 basis points	(146)	—	(146)

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

In the “Risk Factors” section of this 2022 Annual Report (see Item 1A), we have included discussion of the risks to our fixed price contracts if actual contract costs rise above the estimated amounts of such costs that support corresponding contract prices. Identified as factors that could cause contract cost overruns, project delays or other unfavorable effects on our contracts, among other circumstances and events, are delays in the scheduled deliveries of machinery and equipment ordered by us or project owners, unforeseen increases in the costs of labor, warranties, raw materials, components or equipment or the failure or inability to obtain resources when needed.

We are subject to fluctuations in prices for commodities including steel products, copper, concrete and fuel. Although we attempt to secure firm quotes from our suppliers, we generally do not hedge against increases in prices for these commodities. Commodity price risks may have an impact on our results of operations due to the fixed-price nature of many of our contracts. We attempt to include the anticipated amounts of price increases or decreases in the costs of our bids. In times of increased supply cost volatility, we may take other steps to reduce our risks. For example, we may hold quotes related to materials in our industrial fabrication and field services segment for very short periods. For major fixed price contracts in our power industry services segment, we may mitigate material cost risks by procuring the majority of the equipment and construction supplies during the early phases of a project. The profitability of our active jobs has not suffered meaningfully from the periodic global surges in non-residential construction material costs.

During Fiscal 2022, our operations were challenged by the well-publicized global supply chain disruptions. While the management of the risks associated with the inability to obtain machinery, equipment and other materials when needed continues to include our best efforts, we are concerned that the supply chain uncertainties may be impacting project owners’ confidence in commencing new work which may adversely affect our expected levels of revenues until the supply chain disruptions dissipate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to the Consolidated Financial Statements on page 57 of this 2022 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Attached as exhibits to this 2022 Annual Report are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and a reference to the report of Grant Thornton LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting. This section should be read in conjunction with the certifications and the report of Grant Thornton LLP for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of the end of the year covered by this 2022 Annual Report. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this 2022 Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, which is separately evaluated on an annual basis for purposes of providing the management report that is set forth below.

Based on the controls evaluation, our CEO and CFO have concluded that, as of the end of the year covered by this 2022 Annual Report, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to Argan and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

Management assessed our internal control over financial reporting as of January 31, 2022, the end of the fiscal year, based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of January 31, 2022 has been audited by Grant Thornton LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this 2022 Annual Report, as stated in their reports which appear with our accompanying consolidated financial statements.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

The information required by the items of the 2022 Annual Report, Part III, that are identified below will be incorporated by reference to our 2022 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS.

The following exhibits are filed as part of this 2022 Annual Report:

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

10.8

Amendment to Employment Agreement, dated February 1, 2022, by and among Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, Inc., Gemma Power Hartford, LLC, Gemma Renewable Power, LLC, Gemma Power Operations, LLC and Terrence Trebilcock.(a)

10.9

Replacement Credit Agreement, dated August 10, 2015, among Argan, Inc. (and certain subsidiaries of Argan, Inc.) and Bank of America, N.A. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on December 10, 2015.

10.10

First Amendment to Amended and Restated Replacement Credit Agreement, dated April 30, 2021, among Argan, Inc. and certain subsidiaries of Argan, Inc., as borrowers, and Bank of America, N.A., as the lender. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2021.

Exhibit No.	Description

10.11

Deferred Compensation Plan, adopted by Gemma Power Systems, LLC, effective as of April 6, 2017. Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K filed on April 11, 2017.

10.12	Amendment No. 2020-1 to the Gemma Power Systems, LLC Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 9, 2020.
14.1	Code of Ethics. Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed on April 27, 2004.
14.2	Argan, Inc. Code of Conduct, effective December 10, 2020. Incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K filed on December 10, 2020.
21	Subsidiaries of the Company. Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed on April 14, 2021.
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm. (a)
31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002. (a)
31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002. (a)
32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002. (a)
32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002. (a)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Label Linkbase.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase.
101.DEF	Inline XBRLTaxonomy Extension Definition Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

(a)    Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

April 13, 2022	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rainer H. Bosselmann	Chairman of the Board and Chief Executive Officer	April 13, 2022
Rainer H. Bosselmann	(Principal Executive Officer)

/s/ Cynthia A. Flanders	Director	April 13, 2022
Cynthia A. Flanders

/s/ Peter W. Getsinger	Director	April 13, 2022
Peter W. Getsinger

/s/ William F. Griffin	Director	April 13, 2022
William F. Griffin

/s/ John R. Jeffrey	Director	April 13, 2022
John R. Jeffrey

/s/ Mano Koilpillai	Director	April 13, 2022
Mano Koilpillai

/s/ William F. Leimkuhler	Director	April 13, 2022
William F. Leimkuhler

/s/ W. G. Champion Mitchell	Director	April 13, 2022
W. G. Champion Mitchell

/s/ James W. Quinn	Director	April 13, 2022
James W. Quinn

ARGAN, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

The following financial statements (including the notes thereto and the Reports of Independent Registered Public Accounting Firm with respect thereto), are filed as part of this 2022 Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Argan, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2022 and 2021, the related consolidated statements of earnings, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 13, 2022 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition for fixed-price contracts

As described in Note 4 to the consolidated financial statements, the Company recognizes revenues for fixed-price contracts over time using an input method described as the cost-to-cost approach to determine the extent of progress towards completion of performance obligations and an estimate of total contract revenues. Under the cost-to-cost approach, the determination of the progress towards completion requires management to prepare estimates of the costs to complete. These estimates are subject to considerable judgment and could be impacted by such items as changes to the project schedule and scope and the cost of labor, materials, and subcontractors.

The principal consideration for our determination that revenue recognition for fixed-price contracts is a critical audit matter is that auditing management’s estimate of total contract revenues and projected costs on fixed-price contracts was complex and subjective. Considerable auditor judgment was required in evaluating management’s determination of the costs estimated to complete the related performance obligations as future results may vary significantly from past estimates due to changes in facts and circumstances.

Our audit procedures related to the auditing of fixed-price contract revenues included, among others:

●	We evaluated the design and tested the operating effectiveness of internal controls over the estimation process that affects revenues recognized on fixed-price contracts, including key controls related to monitoring projected contract costs and profit estimates.
●	For a sample of fixed-price contracts we assessed the appropriate application of revenue recognition using the cost-to-cost method, evaluated the significant assumptions which were used to develop the estimates-to-complete, and tested the completeness and accuracy of the underlying data.
●	We conducted interviews with project personnel, attended a sample of monthly project review meetings, visited the worksite of a significant project, obtained supporting documentation for estimates of project contingencies, and performed lookback analyses comparing actual costs incurred to prior estimates-to-complete to assess management’s ability to estimate future costs.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2007.

Arlington, Virginia
April 13, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Argan, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 31, 2022, and our report dated April 13, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Arlington, Virginia
April 13, 2022

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE YEARS ENDED JANUARY 31,

(In thousands, except per share data)

	2022	2021	2020
REVENUES	$509,370	$392,206	$238,997
Cost of revenues	409,638	330,139	245,817
GROSS PROFIT (LOSS)	99,732	62,067	(6,820)
Selling, general and administrative expenses	47,321	39,041	44,125
Impairment losses	7,901	—	4,895
INCOME (LOSS) FROM OPERATIONS	44,510	23,026	(55,840)
Other income, net	2,552	1,859	8,075
INCOME (LOSS) BEFORE INCOME TAXES	47,062	24,885	(47,765)
Income tax (expense) benefit	(11,356)	(1,074)	7,053
NET INCOME (LOSS)	35,706	23,811	(40,712)
Net (loss) income attributable to non-controlling interests	(2,538)	(40)	1,977
NET INCOME (LOSS) ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	38,244	23,851	(42,689)
Foreign currency translation adjustments	(1,370)	35	(770)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$36,874	$23,886	$(43,459)

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$2.43	$1.52	$(2.73)
Diluted	$2.40	$1.51	$(2.73)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	15,715	15,668	15,621
Diluted	15,913	15,825	15,621

CASH DIVIDENDS PER SHARE	$1.00	$3.00	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31,

(Dollars in thousands, except per share data)

	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$350,472	$366,671
Short-term investments	90,026	90,055
Accounts receivable, net	26,978	28,713
Contract assets	4,904	26,635
Other current assets	34,904	34,146
TOTAL CURRENT ASSETS	507,284	546,220
Property, plant and equipment, net	10,460	20,361
Goodwill	28,033	27,943
Other purchased intangible assets, net	3,322	4,097
Deferred taxes, net	457	249
Right-of-use and other assets	4,029	3,760
TOTAL ASSETS	$553,585	$602,630

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$41,822	$53,295
Accrued expenses	53,315	50,750
Contract liabilities	127,890	172,042
TOTAL CURRENT LIABILITIES	223,027	276,087
Other noncurrent liabilities	4,963	4,135
TOTAL LIABILITIES	227,990	280,222

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 15,788,673 and 15,706,202 shares issued at January 31, 2022 and 2021, respectively; 15,257,688 and 15,702,969 shares outstanding at January 31, 2022 and 2021, respectively	2,368	2,356
Additional paid-in capital	158,190	153,315
Retained earnings	188,690	166,110
Less treasury stock, at cost – 530,985 and 3,233 shares at January 31, 2022 and 2021, respectively	(20,405)	(33)
Accumulated other comprehensive loss	(2,451)	(1,081)
TOTAL STOCKHOLDERS’ EQUITY	326,392	320,667
Non-controlling interests	(797)	1,741
TOTAL EQUITY	325,595	322,408
TOTAL LIABILITIES AND EQUITY	$553,585	$602,630

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2022, 2021 AND 2020

(Dollars in thousands)

	Common Stock		Additional			Accumulated
	Outstanding	Par	Paid-in	Retained	Treasury	Other Comprehensive	Non-controlling	Total
	Shares	Value	Capital	Earnings	Stock	Loss	Interests	Equity
Balances, February 1, 2019	15,573,869	$2,337	$144,994	$247,616	$(33)	$(346)	$(196)	$394,372
Net (loss) income	—	—	—	(42,689)	—	—	1,977	(40,712)
Foreign currency translation loss	—	—	—	—	—	(770)	—	(770)
Stock compensation expense	—	—	2,131	—	—	—	—	2,131
Stock option exercises	61,100	9	1,621	—	—	—	—	1,630
Cash dividends	—	—	—	(15,621)	—	—	—	(15,621)

Balances, January 31, 2020	15,634,969	2,346	148,746	189,306	(33)	(1,116)	1,781	341,030
Net income (loss)	—	—	—	23,851	—	—	(40)	23,811
Foreign currency translation gain	—	—	—	—	—	35	—	35
Stock compensation expense	—	—	2,938	—	—	—	—	2,938
Stock option exercises	68,000	10	1,631	—	—	—	—	1,641
Cash dividends	—	—	—	(47,047)	—	—	—	(47,047)

Balances, January 31, 2021	15,702,969	2,356	153,315	166,110	(33)	(1,081)	1,741	322,408
Net income (loss)	—	—	—	38,244	—	—	(2,538)	35,706
Foreign currency translation loss	—	—	—	—	—	(1,370)	—	(1,370)
Stock compensation expense	—	—	3,459	—	—	—	—	3,459
Stock option exercises	82,471	12	1,416	—	—	—	—	1,428
Common stock repurchases	(527,752)	—	—	—	(20,372)	—	—	(20,372)
Cash dividends	—	—	—	(15,664)	—	—	—	(15,664)

Balances, January 31, 2022	15,257,688	$2,368	$158,190	$188,690	$(20,405)	$(2,451)	$(797)	$325,595

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31,

(Dollars in thousands)

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$35,706	$23,811	$(40,712)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Impairment losses	7,901	—	4,895
Stock compensation expense	3,459	2,938	2,131
Lease expense	3,391	1,820	1,004
Provisions for credit losses	2,381	16	20
Depreciation	3,367	3,715	3,513
Amortization of purchased intangible assets	870	904	1,136
Deferred income tax (benefit) expense	(208)	7,645	(6,640)
Other	424	625	869
Changes in operating assets and liabilities
Accounts receivable	(480)	8,463	(1,038)
Contract assets	21,741	6,744	24,978
Other assets	(241)	(11,467)	2,357
Accounts payable and accrued expenses	(5,742)	31,442	(3,284)
Contract liabilities	(44,154)	99,357	64,336
Net cash provided by operating activities	28,415	176,013	53,565

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	90,000	170,000	166,000
Purchases of short-term investments	(90,000)	(100,000)	(195,000)
Investments in solar energy projects	(5,016)	(1,333)	—
Purchases of property, plant and equipment	(1,422)	(1,697)	(7,058)
Acquisition of Lee Telecom, Inc.	(600)	—	—
Net cash (used in) provided by investing activities	(7,038)	66,970	(36,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of cash dividends	(15,664)	(47,047)	(15,621)
Common stock repurchases	(20,372)	—	—
Proceeds from the exercise of stock options	1,428	1,641	1,630
Net cash used in financing activities	(34,608)	(45,406)	(13,991)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(2,968)	1,731	(471)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,199)	199,308	3,045
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	366,671	167,363	164,318
CASH AND CASH EQUIVALENTS, END OF PERIOD	$350,472	$366,671	$167,363

SUPPLEMENTAL CASH FLOW INFORMATION (see Notes 10 and 13)

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022, 2021 AND 2020

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

Through GPS and APC, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance, project development, technical and other consulting services to the power generation market, including the renewable energy sector. The wide range of customers includes independent power producers, public utilities, power plant equipment suppliers and global energy plant construction firms with projects located in the continental United States (the “U.S.”), the Republic of Ireland (“Ireland”) and the United Kingdom (the “U.K.”). Including a consolidated variable interest entity (“VIE”), GPS and APC represent the Company’s power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southeast region of the U.S. and that are based on its expertise in producing, delivering and installing fabricated metal components such as piping systems and pressure vessels. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region of the U.S.

Basis of Presentation and Significant Accounting Policies

The consolidated financial statements include the accounts of Argan, its wholly owned subsidiaries, and its controlled VIE (see Note 3). All significant inter-company balances and transactions have been eliminated in consolidation. In Note 17, the Company has provided certain financial information relating to the operating results and assets of its reportable segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions. The Company’s fiscal year ends on January 31 of each year.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues, expenses, and certain financial statement disclosures.  Management believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. Estimates are used for, but are not limited to, the Company’s accounting for revenues, the valuation of assets with long and indefinite lives including goodwill, the valuation of restricted stock units and options to purchase shares of the Company’s common stock, the evaluation of contingent obligations and uncertain income tax return positions, the valuation of deferred taxes, and the determination of the allowance for doubtful accounts. Actual results could differ from these estimates.

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

Goodwill – On November 1 of each year, the Company reviews the carrying value of goodwill amounts for impairment. Each goodwill impairment assessment is performed using the quantitative business valuation process except in those circumstances when a qualitative approach performed by management results in a conclusion that it is unlikely that an impairment of the applicable goodwill amount has occurred. The Company also evaluates amounts of goodwill for impairment at any time when events or changes in circumstances indicate that goodwill value may be impaired.

The Company identifies a potential impairment loss by comparing the fair value of a reporting unit with the reporting unit’s carrying amount, including goodwill. In the quantitative approach, the fair value of the reporting unit is estimated using various market-based and income-based valuation techniques as applicable in the particular circumstances. If the fair value of the reporting unit exceeds the related carrying amount, goodwill of the reporting unit is not deemed to be impaired. If the carrying amount of the reporting unit exceeds its fair value, a goodwill impairment loss is recorded in an amount equal to the excess of the unit’s carrying value over its fair value, not to exceed the amount of goodwill allocated to the reporting unit.

An alternative method allows the Company to first assess qualitative factors to decide whether it is necessary to perform the quantitative goodwill impairment test. It is not required to calculate the fair value of a reporting unit unless management concludes, based on a qualitative assessment, that it is more likely than not that its fair value may be less than the corresponding carrying amount. The professional guidance for this evaluation identifies the types of factors which the Company should consider in conducting the qualitative assessment including macroeconomic, industry, market and entity-specific factors.

Long-Lived Assets – Long-lived assets (other than goodwill), consisting primarily of purchased intangible assets with definite lives, property, plant and equipment, are subject to review for impairment whenever events or changes in circumstances indicate that a carrying amount should be assessed. In such circumstances, the Company would compare the carrying value of the long-lived asset to the undiscounted future cash flows expected to result from the use of the asset. In the event that the Company would determine that the carrying value of the asset is not recoverable, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value would be determined by using quoted market prices or valuation techniques such as the present value of expected future cash flows, appraisals, or other pricing models as appropriate. The useful lives and amortization of purchased intangible assets are described in Note 7.

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

Almost all of the Company’s fixed-price contracts are considered to have a single performance obligation. Although multiple promises to transfer individual goods or services may exist, they are not typically distinct within the context of such contracts because contract promises included therein are interrelated or the contracts require the Company to perform critical integration so that the customer receives a completed project. Warranties provided under the Company’s contracts with customers are assurance-type primarily and are recorded as the corresponding contract work is performed.

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

Contract assets include amounts that represent the rights to receive payment for goods or services that have been transferred to the project owner, with the rights conditional upon something other than the passage of time. Contract liabilities include amounts that reflect obligations to provide goods or services for which payment has been received. Contract retentions are billed amounts which, pursuant to the terms of the applicable contract, are not paid by project owners until a defined phase of a contract or project has been completed and accepted. These retained amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. Retention amounts and the length of retention periods may vary. Retainage amounts related to active contracts are considered current regardless of the term of the applicable contract; such amounts are generally collected by the completion of the applicable contract. The total of amounts retained by project owners under construction contracts at January 31, 2022, and 2021 were $40.4 million and $36.8 million, respectively.

Income Taxes – Deferred taxes are recognized using enacted tax rates for the effects of temporary differences between the book and tax bases of assets and liabilities. If management believes that it is more likely than not that some portion or all of a deferred tax asset will not be realized, the carrying value will be reduced by a valuation allowance.

The Company accounts for uncertain tax positions in accordance with current accounting guidance which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on the income tax returns of the Company. Management evaluates and the Company records the effect of any uncertain tax position based on the amount that management deems is more likely than not (i.e., greater than a 50% probability) to be sustained upon examination and ultimate settlement with the tax authorities in the applicable tax jurisdiction.

Interest incurred related to overdue income taxes is included in income tax expense; franchise taxes and income tax penalties are included in selling, general and administrative expenses.

Share-Based Payments – The Company measures and recognizes compensation expense for all stock-based awards granted to employees and directors based upon estimates of fair value determined at the dates of award using an option pricing model. The compensation expense for each stock option is recognized on a straight-line basis over the corresponding vesting period which is typically three years. The fair value amounts associated with restricted stock unit awards, which are determined on the dates of award, are being recorded in stock compensation expense over the three-year contractual lapsing periods for the corresponding restrictions. For each exercise of a stock option or each vesting of a restricted stock unit, the Company determines whether the difference between the deduction for income tax reporting purposes created at that time and the related compensation expense previously recorded for financial reporting purposes results in either an excess income tax benefit or an income tax deficiency which is recognized, accordingly, as income tax benefit or expense in the corresponding consolidated statement of earnings.

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

Foreign Currency Translation – The accompanying consolidated financial statements are presented in the currency of the United States (“U.S. Dollars”). The effects of translating the financial statements of APC from its functional currency (Euros) into the Company’s reporting currency (U.S. Dollars) are recognized as translation adjustments in accumulated other comprehensive loss. There are no applicable income taxes. The translation of assets and liabilities to U.S. Dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of earnings amounts is made monthly based generally on the average currency exchange rate for the month. Net foreign currency transaction gains and losses are included in other income, net, in the consolidated statements of earnings. For the years ended January 31, 2022 (Fiscal 2022”), 2021 (“Fiscal 2021”) and 2020 (Fiscal 2020”), such amounts were not material.

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update 2019-12, Simplifying the Accounting for Income Taxes, which, among other changes, eliminates the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the expected loss for the entire year. In these instances, the estimated annual effective income tax rate shall be used to calculate the tax without limitation. The new standard also requires the recognition of a franchise (or similar) tax that is partially based on income as an income-based tax and the recording of any incremental tax that is incurred by the Company as a non-income based tax. The Company’s adoption of this new guidance, which was effective on February 1, 2021, did not alter the Company’s accounting for income taxes. There are no other recently issued accounting pronouncements that have not yet been adopted that the Company considers material to its consolidated financial statements.

NOTE 3 – SPECIAL PURPOSE ENTITIES

Variable Interest Entity

In January 2018, the Company was deemed to be the primary beneficiary of a VIE that is performing the project development activities related to the planned construction of a new natural gas-fired power plant. Consequently, the account balances of the VIE are included in the Company’s consolidated financial statements, including development costs incurred by the VIE during the project development period. The total amount of the project development costs included in the balances for property, plant and equipment was $7.5 million as of January 31, 2021. Consideration for the Company’s engineering and financial support provided to the project included the right to build the power plant pursuant to a turnkey engineering, procurement and construction (“EPC”) services contract that was negotiated and announced.

GPS provided financing for the development efforts through notes receivable from the consolidated VIE that was established by the project owner. GPS also provided technical support to the project. Significant development milestones were achieved by the project owner. However, a planned gas pipeline expansion that the project owner believed would supply natural gas to the power plant was rejected by Virginia’s State Corporation Commission during Fiscal 2022, which led to cancellation by PJM Interconnection LLC (“PJM”) of its interconnection service agreement with the project based on alleged failures of the project to meet required milestones. In February 2022, PJM, which operates the electricity grid in the region, received notice from the Federal Energy Regulatory Commission accepting PJM’s termination of the service agreement which effectively removed the Chickahominy Power Station from PJM’s planning queue.

In summary, the project owner was unable to secure an alternative fuel-supply for the plant and the project lost its interconnection service commitment from PJM. Therefore, the project owner was unable to obtain the necessary equity financing for the project and GPS ceased providing project development funding. The repayment of the notes to GPS is overdue and the VIE has rejected the Company’s efforts to foreclose on the defaulted debt in an orderly fashion. Accordingly, the Company now believes that the completion of the development of this project has been significantly jeopardized and that it is doubtful that construction of this power plant will occur. Accordingly, during the fourth quarter of Fiscal 2022, we recorded an impairment loss related to the capitalized project development costs of this project in the amount of $7.9 million, of which $2.5 million was attributed to the non-controlling interest. In March 2022, the project owner publicly announced the cancellation of this power plant project.

NOTE 4 – REVENUES FROM CONTRACTS WITH CUSTOMERS

Variable Consideration

Amounts for contract variations for which the Company has project-owner directive for additional work or other scope change, but not for the price associated with the corresponding additional effort, are included in the transaction price when it is considered probable that the applicable costs will be recovered through a modification to the contract price. The effects of any revision to a transaction price can be determined at any time and they could be material. The Company may include in the corresponding transaction price a portion of the amount claimed in a dispute that it expects to receive from a project owner. Once a settlement of the dispute has been reached with the project owner, the transaction price may be revised again to reflect the final resolution. The aggregate amount of such contract variations included in the transaction prices that were used to determine project-to-date revenues at January 31, 2022 and 2021, were $7.5 million and $16.6 million, respectively. Variations related to the Company’s contracts typically represent modifications to the existing contracts and performance obligations, and do not represent new performance obligations. Actual costs related to any changes in the scope of the corresponding contract are expensed as they are incurred. Changes to total estimated contract costs and losses, if any, are reflected in operating results for the period in which they are determined.

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

Accounting for the Subcontract Loss

For Fiscal 2020, the Company recorded a loss in the amount of $33.6 million related to a subcontract project covering construction activities that were performed by APC on the mechanical installation of the boiler for a biomass-fired power plant under construction in Teesside, England, the Tees Renewable Energy Plant (“TeesREP”).

Completion of the works for the subcontract, as amended during Fiscal 2021, resulted in a reduction to the loss in the approximate amount of $4.1 million. Accordingly, the final amount of the TeesREP subcontract loss was $29.5 million, and the remaining subcontract loss reserve balance was eliminated as of January 31, 2021.

Remaining Unsatisfied Performance Obligations (“RUPO”)

The amount of RUPO represents the unrecognized revenue value of active contracts with customers as determined under the revenue recognition rules of U.S. GAAP. Increases to RUPO during a reporting period represent the transaction prices associated with new contracts, as well as additions to the transaction prices of existing contracts. The amounts of such changes may vary significantly each reporting period based on the timing of major new contract awards and the occurrence and assessment of contract variations.

At January 31, 2022, the Company had RUPO of $397.0 million. The largest portion of RUPO at any date usually relates to EPC service contracts with typical performance durations of one to three years. However, the length of certain significant construction projects may exceed three years. The Company estimates that approximately 84% of the RUPO amount at January 31, 2022 will be included in the amount of consolidated revenues that will be recognized during Fiscal 2023. Most of the remaining amount of the RUPO amount at January 31, 2022 is expected to be recognized in revenues during the fiscal year ending January 31, 2024. Revenues for future periods will also include amounts related to customer contracts started or awarded subsequent to January 31, 2022.

It is important to note that estimates may be changed in the future and that cancellations, deferrals, scope adjustments may occur related to work included in the amount of RUPO at January 31, 2022. Accordingly, RUPO may be adjusted to reflect project delays and cancellations, revisions to project scope and cost and foreign currency exchange fluctuations, or to revise estimates, as effects become known. Such adjustments may materially reduce future revenues below Company estimates.

Disaggregation of Revenues

The following table presents consolidated revenues for Fiscal 2022, Fiscal 2021 and Fiscal 2020, disaggregated by the geographic area where the corresponding projects were located:

	2022	2021	2020
United States	$456,211	$340,615	$169,299
Republic of Ireland	35,044	13,638	20,342
United Kingdom	17,521	37,836	49,028
Other	594	117	328
Consolidated Revenues	$509,370	$392,206	$238,997

The major portion of the Company’s consolidated revenues are recognized pursuant to fixed-price contracts with most of the remaining portions earned pursuant to time-and-material contracts. Consolidated revenues are disaggregated by reportable segment in Note 17 to the consolidated financial statements.

NOTE 5 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At January 31, 2022 and 2021, significant amounts of cash equivalents were invested in government and prime money market funds with net assets invested in high-quality money market instruments. Such investments include U.S. Treasury obligations; obligations of U.S. government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by U.S. government obligations. Due to market conditions, returns on money market instruments are currently minimal. The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Short-term investments as of January 31, 2022 and 2021 consisted solely of certificates of deposit purchased from Bank of America (the “Bank”) with weighted average initial maturities of less than one year (the “CDs” ). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest which approximates fair value. Interest income is recorded when earned and is included in other income. At January 31, 2022 and 2021, the weighted average annual interest rates of the outstanding CDs were 0.1% and 0.2%, respectively.

The Company has a substantial portion of its cash on deposit in the U.S. with the Bank. The Company also maintains certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of the operations of APC. Management does not believe that the combined amount of the CD investments and the cash deposited with the Bank and financial institutions in Ireland and the U.K., in excess of government-insured levels, represents a material risk.

NOTE 6 – ACCOUNTS AND NOTES RECEIVABLE

The Company generally extends credit to a customer based on an evaluation of the customer’s financial condition without requiring tangible collateral. Exposure to losses on accounts and notes receivable is expected to differ due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and may establish an allowance for credit losses based on management’s estimate of the loss that is expected to occur over the remaining life of the particular financial asset. For Fiscal 2022, the amount of the provision for credit losses expected by management was $2.4 million. The amounts of the provision for credit losses for Fiscal 2021 and Fiscal 2020 were insignificant. The allowance for credit losses as of January 31, 2022 was $2.4 million. The amount of the allowance for credit losses as of January 31, 2021 was insignificant.

NOTE 7 – PURCHASED INTANGIBLE ASSETS

The balance of goodwill related to TRC and included in the consolidated balance sheets as of January 31, 2022 and 2021 was $9.5 million. The Company performed a goodwill impairment assessment for TRC as of November 1, 2021 with the assistance of a professional business valuation firm. It was determined that the fair value of TRC exceeded the corresponding carrying value by approximately $8.9 million; accordingly, there was no impairment loss recorded as of that date. Although the Company believes that the forecasted financial results for TRC as of November 1, 2021 are reasonable considering recent operating and current business prospects, any future results that would compare unfavorably with the projected results could result in additional goodwill impairment losses. No events related to TRC occurred during the fourth quarter of Fiscal 2022 that caused the Company to perform a subsequent impairment assessment.

The goodwill impairment assessment performed for TRC as of November 1, 2019 determined that the fair value of TRC was less than the corresponding carrying value and goodwill impairment loss of approximately $2.8 million was recorded during Fiscal 2020. The fair value amount for TRC reflected a weighting of results determined using various business valuation approaches. The majority of the weighted average fair value amount determined was based on discounted future net-after-tax cash flows of the business that were forecasted at the time.

Primarily due to the significant reduction of the fair value of the business of APC deemed to have occurred as a result of the substantial subcontract loss discussed in Note 4 above which was considered to be an assessment triggering event, the Company recorded an impairment loss during Fiscal 2020 in the amount of $2.1 million.

The Company used a qualitative approach to assess the goodwill of GPS as of November 1, 2021, 2020 and 2019. At each date, the Company concluded that it was more likely than not that the fair value of the GPS reporting unit exceeded the corresponding carrying value by a substantial margin. Therefore, completion of the quantitative impairment assessment was considered to be unnecessary in each case.

During Fiscal 2022, SMC completed the acquisition of Lee Telecom, Inc. (“LTI”) which is located in Hampton, Virginia. The acquisition represented a purchase of the assets of LTI, for which SMC paid $0.6 million cash, including customer contracts and goodwill.

The changes in the balances of the Company’s goodwill for Fiscal 2022, Fiscal 2021 and Fiscal 2020 were as follows:

	GPS	TRC	APC	SMC	Totals
Balances, February 1, 2019	$18,476	$12,290	$2,072	$—	$32,838
Impairment losses	—	(2,823)	(2,072)	—	(4,895)
Balances, January 31, 2020	18,476	9,467	—	—	27,943
Impairment losses	—	—	—	—	—
Balances, January 31, 2021	18,476	9,467	—	—	27,943
Impairment losses	—	—	—	—	—
Acquisition of LTI	—	—	—	90	90
Balances, January 31, 2022	$18,476	$9,467	$—	$90	$28,033

The impairment losses recorded by the Company for TRC and APC since the fiscal year ended January 31, 2016, the year that both companies were acquired, represents 34% of the goodwill amount originally established for TRC and 100% of the original amount of goodwill related to APC.

For income tax reporting purposes, goodwill related to acquisitions in the approximate amount of $16.5 million is being amortized on a straight-line basis over periods of 15 years. The other amounts of the Company’s goodwill are not amortizable for income tax reporting purposes.

Purchased intangible assets, other than goodwill, consisted of the following elements as of January 31, 2022:

		January 31, 2022			January 31,
	Estimated	Gross	Accumulated	Net	2021, (net
	Useful Life	Amounts	Amortization	Amounts	amounts)
Trade names
TRC	15 years	$4,499	$1,849	$2,650	$2,949
GPS	15 years	3,643	3,643	—	208
Process certifications	7 years	1,897	1,671	226	497
Customer relationships	10 years	916	565	351	443
Customer contracts	< 1 year	95	—	95	—
Totals		$11,050	$7,728	$3,322	$4,097

The Company determined the fair values of the trade names using a relief-from-royalty methodology. The Company believes that the useful life of the trade name for TRC represents the remaining number of years that such intangible asset is expected to contribute to future cash flows. In order to value the process certifications of TRC, the Company applied a reproduction cost method that required the estimation of the costs to replace the assets with certifications that would have the same functionality or utility as the acquired assets. The balance for customer relationships as of January 31, 2022 is associated primarily with TRC; the corresponding gross amount was determined at the time of the acquisition of TRC by discounting cash flows expected from existing significant customer relationships. Other than the addition to customer contracts related to the acquisition of LTI, there were no additions to other purchased intangible assets during Fiscal 2022, Fiscal 2021 or Fiscal 2020. There were not any impairment losses related to the assets for those years. Amortization expense related to purchased intangible assets for Fiscal 2022, Fiscal 2021 and Fiscal 2020 were $0.9 million, $0.9 million and $1.1 million, respectively.

The future amounts of amortization related to purchased intangibles are presented below for the years ending January 31,

2023	$712
2024	392
2025	392
2026	376
2027	300
Thereafter	1,150
Total	$3,322

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at January 31, 2022 and 2021:

	2022	2021
Land and improvements	$863	$863
Building and improvements	5,763	5,868
Furniture, machinery and equipment	18,924	19,132
Trucks, trailers and other vehicles	5,895	5,315
Project development costs (Note 3)	—	7,545
	31,445	38,723
Less - accumulated depreciation	20,985	18,362
Property, plant and equipment, net	$10,460	$20,361

As disclosed in Note 3, the Company determined that the carrying value of project development costs incurred by the Company’s consolidated variable interest entity in preparation for building a new gas-fired power plant became impaired during Fiscal 2022. Accordingly, an impairment loss related to this asset in the amount of $7.9 million was recorded during the period.

Depreciation for property, plant and equipment was $3.4 million, $3.7 million and $3.5 million for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively, which amounts were charged substantially to selling, general and administrative expenses in each year. The costs of maintenance and repairs were $2.1 million, $1.9 million and $3.4 million for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively, which amounts were charged substantially to selling, general and administrative expenses each year as well.

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

At January 31, 2022, the Company did not have any borrowings outstanding under the Credit Agreement. However, the Bank has issued outstanding letters of credit in the total amount of $21.5 million in support of the activities of APC under new customer contracts. In connection with the current project development activities of the VIE that is described in Note 3, the Bank issued a letter of credit, outside the scope of the Credit Agreement, in the approximate amount of $3.4 million as of January 31, 2022 and January 31, 2021, for which the Company has provided cash collateral. As of January 31, 2022, no amounts have been drawn against this letter of credit.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company complies with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement, as amended, includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of January 31, 2022 and January 31, 2021, the Company was in compliance with the covenants of the Credit Agreement.

The Company expects to amend the Credit Agreement during Fiscal 2023 in order to replace LIBOR with an equivalent benchmark rate. The Company does not expect that the change will materially impact its consolidated financial statements.

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

The Company’s operating leases primarily cover office space that expire on various dates through September 2031 and certain equipment used by the Company in the performance of its construction services contracts. Some of these equipment leases are embedded in broader agreements with subcontractors or construction equipment suppliers. The Company has no material finance leases. None of the operating leases includes significant amounts for incentives, rent holidays or price escalations. Under certain leases, the Company is obligated to pay property taxes, insurance, and maintenance costs.

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

Operating lease expense amounts are recorded on a straight-line basis over the expected lease terms for Fiscal 2022 and Fiscal 2021 were $3.4 million and $1.8 million, respectively. Operating lease payments for Fiscal 2022 and Fiscal 2021 were $3.3 million and $2.0 million, respectively. For operating leases as of January 31, 2022, the weighted average lease term is 46 months and the weighted average discount rate is 2.5%.

The Company also uses equipment and occupies other facilities under short-term rental agreements. Rent expense amounts incurred under operating leases and short-term rental agreements (including portions of the lease expense amounts disclosed above) and included in costs of revenues were $12.0 million, $7.1 million and $4.0 million for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. Rent expense incurred under these types of arrangements (including portions of the lease expense amounts disclosed above) and included in selling, general and administrative expenses were $1.0 million, $0.9 million and $0.7 million for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.

The aggregate amounts of operating leases added during Fiscal 2022 and Fiscal 2021 were $3.5 million and $3.0 million, respectively. The following is a schedule of future minimum lease payments for the operating leases that were recognized in the consolidated balance sheet as of January 31, 2022:

Years Ending January 31,
2023	$1,457
2024	538
2025	379
2026	277
2027	230
Thereafter	1,029
Total lease payments	3,910
Less interest portion	254
Present value of lease payments	3,656
Less current portion (included in accrued expenses)	1,367
Non-current portion (included in other noncurrent liabilities)	$2,289

The future minimum lease payments presented above include amounts due under a long-term lease covering the primary offices and plant for TRC with the founder and current chief executive officer of TRC at an annual rate of $0.3 million with a term extending through April 30, 2022. The Company expects that the lease will be extended prior to the expiration of the current term.

Additionally, the future minimum lease payments presented above include amounts due under a new operating lease with the former president of LTI, covering the office and warehouse space occupied by SMC’s operations located in Hampton, Virginia, for an initial term extending through December 2026 at an annual lease rate of $0.1 million.

Performance Bonds and Guarantees

In the normal course of business and for certain major projects, the Company may be required to obtain surety or performance bonding, to cause the issuance of letters of credit, or to provide parent company guarantees (or some combination thereof) in order to provide performance assurances to clients on behalf of its contractor subsidiaries. As these subsidiaries are wholly-owned, any actual liability is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. When sufficient information about claims on guaranteed or bonded projects would be available and monetary damages or other costs or losses would be determined to be probable, the Company would record such losses. Any amounts that may be required to be paid in excess of the estimated costs to complete contracts in progress as of January 31, 2022 are not estimable.

As of January 31, 2022, the revenue value of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, was approximately $235.1 million. In addition, there were bonds outstanding in the aggregate amount of approximately $1.0 million covering other risks including warranty obligations related to completed activities; these bonds expire at various dates over the next twelve months. Not all of our projects require bonding.

As of January 31, 2022, the Company has also provided a financial guarantee, subject to certain terms and conditions, on behalf of GPS to an original equipment manufacturer in the amount of $3.6 million in support of business development efforts. During Fiscal 2022, the Company established a liability for the estimated loss related to this guarantee; the corresponding cost has been included in selling, general and administrative expenses for the year.

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

Employee Benefit Plans

The Company maintains 401(k) savings plans pursuant to which the Company makes discretionary contributions for the eligible and participating employees. The Company’s expense amounts related to these defined contribution plans were approximately $2.3 million, $1.9 million and $1.7 million for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. The Company also maintains nonqualified plans whereunder the payments of certain amounts of incentive compensation earned by key employees are deferred for periods of four to seven years; payments are conditioned on continuous employment.

NOTE 11 – LEGAL CONTINGENCIES

In the normal course of business, the Company may have pending claims and legal proceedings. In the opinion of management, based on information available at this time, there are no current claims and proceedings that could have a material adverse effect on the consolidated financial statements as of January 31, 2022. During Fiscal 2022, GPS settled major litigation as described below.

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

In September 2021, Argan’s wholly owned subsidiary, GPS, reached a final settlement of all outstanding claims between the parties resulting in Exelon making a payment to GPS in the amount of $27.5 million which was in excess of the previously reported total amount of receivables and contract assets. The excess amount was included in revenues for Fiscal 2022.

NOTE 12 – STOCK-BASED COMPENSATION

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

As of January 31, 2022, there were approximately 2,034,401 shares of common stock reserved for issuance under the Stock Plans; this number includes 407,250 shares of common stock available for future awards under the 2020 Plan.

Stock Options

A summary of stock option activity under the Company’s approved Stock Plans for Fiscal 2022, Fiscal 2021 and Fiscal 2020, along with corresponding weighted average per share amounts, are presented below (shares in thousands):

		Exercise	Remaining
	Shares	Price	Term (years)	Fair Value
Outstanding, February 1, 2019	1,140	$44.01	7.54	$11.22
Granted	238	$44.76
Exercised	(61)	$26.67
Forfeited	(46)	$48.47
Outstanding, January 31, 2020	1,271	$44.83	7.18	$11.06
Granted	242	$37.26
Exercised	(68)	$24.17
Forfeited	(40)	$57.44
Outstanding, January 31, 2021	1,405	$44.17	6.90	$10.39
Granted	67	$45.47
Exercised	(42)	$34.01
Forfeited	(25)	$54.28
Outstanding, January 31, 2022	1,405	$44.35	6.17	$10.31

Exercisable, January 31, 2021	938	$46.09	5.95	$11.58
Exercisable, January 31, 2022	1,110	$45.19	5.56	$10.98

The changes in the number of non-vested options to purchase shares of common stock for Fiscal 2022, Fiscal 2021 and Fiscal 2020, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Non-vested, February 1, 2019	375	$10.05
Granted	238	$9.60
Vested	(134)	$10.25
Forfeitures	(31)	$10.28
Non-vested, January 31, 2020	448	$9.74
Granted	242	$6.53
Vested	(207)	$9.98
Forfeitures	(16)	$8.52
Non-vested, January 31, 2021	467	$8.01
Granted	67	$8.54
Vested	(231)	$8.46
Forfeitures	(8)	$7.05
Non-vested, January 31, 2022	295	$7.80

The total intrinsic value amounts of the stock options exercised during Fiscal 2022, Fiscal 2021 and Fiscal 2020 were $0.6 million, $1.5 million and $1.4 million, respectively. At January 31, 2022, the aggregate market value amounts of the shares of common stock subject to outstanding and exercisable stock options that were “in-the-money” exceeded the aggregate exercise prices of such options by $2.2 million and $1.8 million, respectively.

Restricted Stock Units

The changes in the maximum number of restricted stock units for Fiscal 2022, Fiscal 2021 and Fiscal 2020 and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Outstanding, February 1, 2019	36	$16.63
Awarded	36	$22.25
Outstanding, January 31, 2020	72	$19.44
Awarded	45	$14.95
Outstanding, January 31, 2021	117	$17.71
Awarded	145	$39.52
Issued	(40)	$20.64
Outstanding, January 31, 2022	222	$31.48

Performance-Based Restricted Stock Units

Pursuant to the terms of the Stock Plan and as described in the corresponding agreements with the executives, the Company awarded performance-based restricted stock units to four senior executives in April 2021 and two senior executives in 2020 and 2019 covering up to 49,000, 45,000 and 36,000 maximum total numbers of shares of common stock, respectively, plus a number of shares to be determined based on the amount of cash dividends deemed paid on shares earned pursuant to the awards. The issuance of the number of shares earned under the agreements, free of related restrictions, depends on the total return performance of the Company’s common stock measured against the performance of a peer-group of common stocks over three-year periods.

During Fiscal 2022, the three-year vesting period for the restricted stock units awarded in April 2018 concluded and it was determined that 40,471 shares of common stock, including shares attributable to cash dividends, were earned pursuant to the performance criteria and other terms of the 2011 Plan and the applicable award agreements. These shares were issued to the awardees in April 2021.

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

Time-Based Restricted Stock Units

During Fiscal 2022, the Company also awarded time-based restricted stock units covering a total of 82,250 shares of common stock to members of the Company’s board of directors, senior executives and other employees pursuant to the terms of the Stock Plans and as described in the corresponding agreements with each awardee. Time-based restricted stock units covering 51,750 shares will vest in equal installments on each of the first three anniversaries of the award date. Accordingly, at each vesting date, one-third of the award shares plus a number of shares to be determined based on the amount of cash dividends deemed paid on shares earned pursuant to the awards will be issued to each awardee. The rest of the restricted stock units covering 30,500 shares will vest on the three-year anniversaries of award.

Fair Value

The fair value amounts of stock options and restricted stock units are recorded as stock compensation expense over the terms of the corresponding awards. Expense amounts related to stock awards were $3.5 million, $2.9 million and $2.1 million for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.

At January 31, 2022, there was $6.0 million in unrecognized compensation cost related to outstanding stock awards that the Company expects to expense over the next three years.

The Company estimates the weighted average fair value of stock options on the date of award using a Black-Scholes option pricing model. The Company believes that its past stock option exercise activity is sufficient to provide it with a reasonable basis upon which to estimate the expected life of newly awarded stock options. Risk-free interest rates are determined by blending the rates for three-to-five year U.S. Treasury notes. The dividend yield is based on the Company’s current annual regular dividend amount. The calculations of the expected volatility factors are based on the monthly closing prices of the Company’s common stock for the five-year periods preceding the dates of the corresponding awards.

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

NOTE 13 – INCOME TAXES

Reconciliations of Income Tax (Expense) Benefit

The components of the amounts of income tax (expense) benefit for Fiscal 2022, Fiscal 2021 and Fiscal 2020 are presented below:

	2022	2021	2020
Current:
Federal	$(10,921)	$6,654	$77
State	(643)	(83)	336
	(11,564)	6,571	413
Deferred:
Federal	341	(7,720)	6,825
State	(133)	75	(185)
	208	(7,645)	6,640
Income tax (expense) benefit	$(11,356)	$(1,074)	$7,053

The amounts of interest and penalties related to income taxes that were incurred by the Company during Fiscal 2022, Fiscal 2021 and Fiscal 2020 were not material. Foreign income tax expense amounts for Fiscal 2022, Fiscal 2021 and Fiscal 2020 were not material.

The Company’s income tax amounts differed from corresponding amounts computed by applying the federal corporate income tax rate of 21% to the income (loss) before income taxes for Fiscal 2022, Fiscal 2021 and Fiscal 2020 as presented below:

	2022	2021	2020
Computed expected income tax (expense) benefit	$(9,883)	$(5,226)	$10,030
Difference resulting from:
State income taxes, net of federal tax effect	(614)	(7)	81
Excess executive compensation	(1,296)	(420)	(420)
Bad debt loss	(425)	160	6,205
Foreign tax rate differential	352	173	(722)
Net operating loss carryback benefit (see discussion below)	—	4,392	—
Elimination of net operating loss benefits	—	—	(7,239)
Goodwill impairment losses	—	—	(763)
Other permanent differences and adjustments, net	510	(146)	(119)
Income tax (expense) benefit	$(11,356)	$(1,074)	$7,053

A valuation allowance in the amount of $7.1 million was established against the deferred tax asset amount created by the net operating loss of APC’s subsidiary in the U.K. for Fiscal 2020. However, this effect was substantially offset by an income tax benefit for Fiscal 2020 in the amount of approximately $6.2 million that was the estimated favorable federal income tax impact of bad debt loss on certain loans made to APC from Argan, which were determined to be uncollectible during Fiscal 2020. A portion of the bad debt loss was reversed for Fiscal 2022 which resulted in charge to federal income tax expense for the period in the amount of $0.4 million.

Net Operating Loss (“NOL”) Carryback

In an effort to combat the adverse economic impacts of the COVID-19 crisis, the US Congress passed the Coronavirus, Aid, Relief, and Economic Security Act (the “CARES Act”) that was signed into law on March 27, 2020. This wide-ranging legislation was an emergency economic stimulus package that included spending and tax breaks aimed at strengthening the U.S. economy and funding a nationwide effort to curtail the effects of the outbreak of COVID-19.

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

A deferred tax asset in the amount of $8.3 million was recorded as of January 31, 2020 associated with the income tax benefit of the NOL for Fiscal 2020. With the enactment of the CARES Act, the asset was moved to income taxes receivable (included in other current assets in the consolidated financial statements as of January 31, 2022 and 2021) where the value was increased to approximately $12.7 million. The carryback provided a favorable rate benefit for the Company as the loss, which was incurred in a year where the statutory federal tax rate was 21%, has been carried back to tax years where the tax rate was higher. The net amount of this additional income tax benefit, approximately $4.4 million, was recorded in Fiscal 2021.

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

Based on the results of the study, management identified and estimated significant amounts of income tax benefits that were not previously recognized in the Company’s operating results for any prior year reporting period. The amount of research and development tax credit benefit recognized in Fiscal 2019 was $16.6 million. During Fiscal 2020, deferred tax assets related to the research and development tax credits were reduced by $0.4 million. As described below, the Internal Revenue Service (the “IRS”) has issued its revenue agents reports relating to the examinations of the Company’s consolidated federal income tax returns for Fiscal 2016, Fiscal 2017 and Fiscal 2018; the tax returns for the earlier two years were amended to include research and development tax credits.

The amount of identified but unrecognized income tax benefits related to research and development tax credits as of January 31, 2022 and 2021 is $5.0 million, for which the Company has established a liability for uncertain income tax return positions, most of which is included in accrued expenses as of January 31, 2022 and 2021. The final outcome of these uncertain tax positions is not yet determinable. However, the Company does not expect that the amount of unrecognized tax benefits will significantly change due to any expiration of statutes of limitation over the next 12 months. However, it is possible that the disputes with the IRS related to the Company’s federal research and development tax credits (see discussion of income tax returns below) could be resolved within the next twelve months depending on the results of the scheduled appeals hearing with the IRS. If resolution of the disputes occurs, it would result in the Company’s elimination of at least a substantial portion of the amount of the liability for uncertain income tax positions discussed above. As of January 31, 2022, the Company does not believe that it has any other material uncertain income tax positions reflected in its accounts.

As of January 31, 2022 and 2021, the balances of other current assets in the consolidated balance sheet included total income tax refunds receivable and prepaid income taxes in the amounts of approximately $29.5 million and $26.9 million, respectively. The income tax refunds include the amounts expected to be received from the IRS upon completion of the tax return examination appeals process identified below and the amount expected to be received from the IRS upon its processing of the Company’s NOL carryback refund request discussed above.

Deferred Taxes

The tax effects of temporary differences that are reflected in deferred taxes as of January 31, 2022 and 2021 included the following:

	2022	2021
Assets:
Net operating loss carryforwards	$14,360	$14,192
Stock awards	2,325	2,549
Lease liabilities	772	775
Research and development credit carryforwards	269	102
Purchased intangibles	19	234
Accrued expenses and other	1,828	1,422
	19,573	19,274

Liabilities:
Purchased intangibles	(3,533)	(3,513)
Property and equipment	(1,334)	(1,801)
Construction contracts	(1,034)	(968)
Right-of-use assets	(768)	(770)
Other	(43)	(176)
	(6,712)	(7,228)
Valuation allowances	(12,404)	(11,797)
Deferred tax assets	$457	$249

The Company acquired unused NOLs for federal income tax reporting purposes from TRC that are subject to limitations imposed by Section 382 of the Internal Revenue Code of 1986, as amended. These losses are subject to annual limits that reduce the aggregate amount of NOLs available to the Company in the future to approximately $5.9 million. These NOLs are available to offset future taxable income and, if not utilized, begin expiring during 2032. The Company also has certain NOLs that will be available to the Company for state income tax reporting purposes that are substantially similar to the federal NOLs.

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

Income Tax Returns

The Company is subject to federal and state income taxes in the U.S., and income taxes in Ireland and the U.K. Tax treatments within each jurisdiction are subject to the interpretation of the related tax laws and regulations which require significant judgment to apply. The Company is no longer subject to income tax examinations by authorities for its fiscal years ended on or before January 31, 2018 except for several notable exceptions including Ireland, the U.K. and several states where the open periods are one year longer.

The IRS conducted examinations of the Company’s amended federal consolidated income tax returns for Fiscal 2016 and Fiscal 2017, and the Company’s federal income tax return for Fiscal 2018 and has issued its final revenue agents reports that document its understanding of the facts, attempts to summarize the Company’s arguments in support of the research and development claims and states its position which disagrees with the Company’s treatment of a substantial amount of the costs that support the Company’s claims for Fiscal 2016, Fiscal 2017 and Fiscal 2018. The Company believes that its arguments are sound and that the reports do not present any new facts relating to the issues or make any new arguments that would cause it to make any adjustments to its accounting for the research and development claims as of January 31, 2022. The Company has submitted formal protests of the findings of the IRS examiner and is pursuing its income tax positions with the IRS through the established protest and appeals process. The Company has also formally protested the conclusions reached by two states, where the Company filed tax returns reflecting the benefits of certain research and development credits, that the credits are not allowable. The Company expects that the ultimate settlement of the income tax disputes will be resolved on bases favorable to the Company.

Solar Energy Projects

During Fiscal 2022 and Fiscal 2021, the Company invested approximately $5.0 million and $1.3 million, respectively, in limited liability companies that make equity investments in solar energy projects that are eligible to receive energy tax credits. The passive investments have been accounted for under the equity method and the net balances have been reported within other assets in our consolidated balance sheets. Each tax credit, when recognized, is recorded as a reduction of the corresponding investment balance with an offsetting reduction in the balance of accrued taxes payable in accordance with the deferral method, each representing a non-cash transaction. Investment tax credits in the approximate amounts of $4.5 million and $1.1 million were recognized during Fiscal 2022 and Fiscal 2021, respectively. As of January 31, 2022, the Company’s had no remaining cash investment commitments related to these projects.

During Fiscal 2022 and Fiscal 2021, the corresponding investment balances were adjusted to reflect the Company’s share of the losses of the investment entities, which have been included as other expense in the Company’s consolidated statements of earnings. The Company has also established deferred taxes related to the differences in the book and tax bases of the investments. These investments are expected to provide positive overall returns over their six-year expected lives.

Supplemental Cash Flow Information

The amounts of cash paid for income taxes during Fiscal 2022, Fiscal 2021 and Fiscal 2020 were $14.0 million, $5.5 million and $3.1 million, respectively. During Fiscal 2022, Fiscal 2021 and Fiscal 2020, the Company received cash refunds of previously paid income taxes from various taxing authorities in the total amounts of $0.2 million, $1.0 million and $8.4 million, respectively.

NOTE 14 – NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN

Basic and diluted net income (loss) per share amounts for Fiscal 2022, Fiscal 2021 and Fiscal 2020 are computed as follows (shares in thousands except in notes (1) and (2) below the chart):

	2022	2021	2020

Net income (loss) attributable to the stockholders of Argan	$38,244	$23,851	$(42,689)

Weighted average number of shares outstanding – basic	15,715	15,668	15,621
Effect of stock awards (1)(2)	198	157	—
Weighted average number of shares outstanding – diluted	15,913	15,825	15,621

Net income (loss) per share attributable to the stockholders of Argan
Basic	$2.43	$1.52	$(2.73)
Diluted	$2.40	$1.51	$(2.73)
(1)	The weighted average numbers of shares determined on a dilutive basis for Fiscal 2022 and Fiscal 2021 exclude the effects of antidilutive stock options covering 570,167 and 638,001 shares of common stock, respectively, as the options had exercise prices per share in excess of the average market price per share for the applicable year.
(2)	For Fiscal 2020, the weighted average number of shares determined on a dilutive basis excludes any effect of outstanding stock awards which covered 1,303,000 shares of the Company's common stock as of January 31, 2020 as the Company incurred a net loss for the year.

NOTE 15 – CASH DIVIDENDS AND COMMON STOCK REPURCHASES

During Fiscal 2022, Fiscal 2021 and Fiscal 2020, the Company made regular quarterly cash dividend payments of $0.25 per share of common stock. The Company also made special cash dividend payments in the amount of $1.00 per share of common stock in July 2020 and December 2020.

Pursuant to authorizations provided by the Company’s board of directors, the Company began to repurchase shares of its common stock in November 2021. By January 31, 2022, the Company had repurchased 527,752 shares of common stock, all on the open market, for an aggregate price of approximately $20.4 million, or $38.60 per share.

NOTE 16 – CUSTOMER CONCENTRATIONS

The majority of the Company’s consolidated revenues relate to performance by the power industry services segment which provided 78%, 81% and 57% of consolidated revenues for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. For Fiscal 2022, Fiscal 2021 and Fiscal 2020, the Company’s industrial services segment represented 19%, 17% and 40% of consolidated revenues, respectively.

For Fiscal 2022, the Company’s most significant customer relationships included one power industry service customer which accounted for 57% of consolidated revenues. For Fiscal 2021, the Company’s most significant customer relationships included one power industry service customer which accounted for 67% of consolidated revenues. For Fiscal 2020, the Company’s most significant customer relationships included two power industry service customers which accounted for 22% and 15% of consolidated revenues, respectively.

The accounts receivable balances from three major customers represented 22%, 15% and 12% of the corresponding consolidated balance as of January 31, 2022 and accounts receivable balances from three major customers represented 26%, 11% and 11% of the corresponding consolidated balance as of January 31, 2021. The contract asset balances related to two major customers represented 31% and 13% of the corresponding consolidated balance as of January 31, 2022. Contract asset balances related to two major customers represented 64% and 12% of the corresponding consolidated balance as of January 31, 2021

NOTE 17 – SEGMENT REPORTING

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

Intersegment revenues and the related cost of revenues, are netted against the corresponding amounts of the segment receiving the intersegment services. For Fiscal 2022, 2021 and 2020, intersegment revenues totaled approximately $2.8 million, $4.3 million and $3.3 million, respectively. Intersegment revenues for the aforementioned periods primarily related to services provided by the industrial fabrication and field services segment to the power industry services segment and were based on prices negotiated by the parties.

Summarized below are certain operating results and financial position data of the Company’s reportable business segments for Fiscal 2022, Fiscal 2021 and Fiscal 2020. The “Other” column in each summary includes the Company’s corporate expenses.

Year Ended	Power	Industrial	Telecom
January 31, 2022	Services	Services	Services	Other	Totals
Revenues	$398,089	$97,890	$13,391	$—	$509,370
Cost of revenues	317,130	81,391	11,117	—	409,638
Gross profit	80,959	16,499	2,274	—	99,732
Selling, general and administrative expenses	28,323	8,167	2,146	8,685	47,321
Impairment loss	7,901	—	—	—	7,901
Income (loss) from operations	44,735	8,332	128	(8,685)	44,510
Other income, net	2,545	—	—	7	2,552

Income (loss) before income taxes	$47,280	$8,332	$128	$(8,678)	47,062
Income tax expense					(11,356)
Net income					$35,706

Amortization of intangibles	$208	$662	$—	$—	$870
Depreciation	605	2,325	433	4	3,367
Property, plant and equipment additions	713	107	597	5	1,422

Current assets	$322,448	$25,681	$2,957	$156,198	$507,284
Current liabilities	209,829	9,534	1,916	1,748	223,027
Goodwill	18,476	9,467	90	—	28,033
Total assets	345,956	44,002	6,741	156,886	553,585

Year Ended	Power	Industrial	Telecom
January 31, 2021	Services	Services	Services	Other	Totals
Revenues	$319,353	$65,263	$7,590	$—	$392,206
Cost of revenues	266,993	57,257	5,889	—	330,139
Gross profit	52,360	8,006	1,701	—	62,067
Selling, general and administrative expenses	21,795	7,358	1,987	7,901	39,041
Income (loss) from operations	30,565	648	(286)	(7,901)	23,026
Other income, net	1,777	—	—	82	1,859
Income (loss) before income taxes	$32,342	$648	$(286)	$(7,819)	24,885
Income tax expense					(1,074)
Net income					$23,811

Amortization of intangibles	$242	$662	$—	$—	$904
Depreciation	704	2,592	414	5	3,715
Property, plant and equipment additions	1,043	338	316	—	1,697

Current assets	$360,552	$22,014	$1,959	$161,695	$546,220
Current liabilities	261,030	13,119	953	985	276,087
Goodwill	18,476	9,467	—	—	27,943
Total assets	394,014	42,998	3,406	162,212	602,630

Year Ended	Power	Industrial	Telecom
January 31, 2020	Services	Services	Services	Other	Totals
Revenues	$135,729	$94,682	$8,586	$—	$238,997
Cost of revenues	152,854	85,859	7,104	—	245,817
Gross (loss) profit	(17,125)	8,823	1,482	—	(6,820)
Selling, general and administrative expenses	26,835	7,810	2,135	7,345	44,125
Impairment losses	2,072	2,823	—	—	4,895
Loss from operations	(46,032)	(1,810)	(653)	(7,345)	(55,840)
Other income, net	7,535	—	—	540	8,075
Loss before income taxes	$(38,497)	$(1,810)	$(653)	$(6,805)	(47,765)
Income tax benefit					7,053
Net loss					$(40,712)

Amortization of intangibles	$291	$664	$181	$—	$1,136
Depreciation	694	2,418	396	5	3,513
Property, plant and equipment additions	5,069	1,638	340	11	7,058

Current assets	$320,257	$21,766	$2,938	$76,794	$421,755
Current liabilities	135,518	6,441	796	1,279	144,034
Goodwill	18,476	9,467	—	—	27,943
Total assets	352,034	46,321	4,549	84,636	487,540

NOTE 18 – SUBSEQUENT EVENTS

Subsequent to January 31, 2022, the Company continued to repurchase shares of its common stock pursuant to the Repurchase Plan. As of April 8, 2022, the date of the last subsequent transaction, the Company had repurchased 442,079 shares since year-end, all on the open market, for an aggregate price of approximately $17.1 million, or $38.69 per share. On April 8, 2022, the Company’s board of directors declared a regular cash dividend in the amount of $0.25 per share, payable on April 29, 2022 to stockholders of record on April 21, 2022. On April 13, 2022, the Company filed a Current Report on Form 8-K announcing an additional authorized increase in its share repurchase program, from $50 million to $75 million.