Form 10-Q
period 2022-04-30
ARGAN INC
filed 2022-06-08
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2022

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

Common stock, $0.15 par value: 14,202,731 shares as of June 8, 2022.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 30,
	2022	2021
REVENUES	$100,277	$126,341
Cost of revenues	80,539	102,627
GROSS PROFIT	19,738	23,714
Selling, general and administrative expenses	10,575	9,892
INCOME FROM OPERATIONS	9,163	13,822
Other income, net	595	712
INCOME BEFORE INCOME TAXES	9,758	14,534
Income tax expense	(2,273)	(3,768)
NET INCOME	7,485	10,766
Net income attributable to the non-controlling interest	—	—
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	7,485	10,766
Foreign currency translation adjustments	(1,264)	(118)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$6,221	$10,648

NET INCOME PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$0.50	$0.68
Diluted	$0.50	$0.67

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	14,910	15,726
Diluted	14,992	15,961

CASH DIVIDENDS PER SHARE	$0.25	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	April 30,	January 31,
	2022	2022
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$192,255	$350,472
Short-term investments	175,229	90,026
Accounts receivable, net	36,047	26,978
Contract assets	6,880	4,904
Other current assets	37,180	34,904
TOTAL CURRENT ASSETS	447,591	507,284
Property, plant and equipment, net	9,936	10,460
Goodwill	28,033	28,033
Other purchased intangible assets, net	3,175	3,322
Right-of-use, deferred tax and other assets	4,075	4,486
TOTAL ASSETS	$492,810	$553,585

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$39,942	$41,822
Accrued expenses	39,365	53,315
Contract liabilities	106,967	127,890
TOTAL CURRENT LIABILITIES	186,274	223,027
Noncurrent liabilities	4,523	4,963
TOTAL LIABILITIES	190,797	227,990

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 15,827,772 and 15,788,673 shares issued at April 30, 2022 and January 31, 2022, respectively; 14,585,908 and 15,257,688 shares outstanding at April 30, 2022 and January 31, 2022, respectively	2,374	2,368
Additional paid-in capital	159,170	158,190
Retained earnings	192,463	188,690
Less treasury stock, at cost – 1,241,864 and 530,985 shares at April 30, 2022 and January 31, 2022, respectively	(47,482)	(20,405)
Accumulated other comprehensive loss	(3,715)	(2,451)
TOTAL STOCKHOLDERS’ EQUITY	302,810	326,392
Non-controlling interest	(797)	(797)
TOTAL EQUITY	302,013	325,595
TOTAL LIABILITIES AND EQUITY	$492,810	$553,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 30, 2022 AND 2021

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional			Accumulated
	Outstanding	Par	Paid-in	Retained	Treasury	Other Comprehensive	Non-controlling	Total
	Shares	Value	Capital	Earnings	Stock	Loss	Interest	Equity
Balances, February 1, 2022	15,257,688	$2,368	$158,190	$188,690	$(20,405)	$(2,451)	$(797)	$325,595
Net income	—	—	—	7,485	—	—	—	7,485
Foreign currency translation loss	—	—	—	—	—	(1,264)	—	(1,264)
Stock compensation expense	—	—	920	—	—	—	—	920
Stock option exercises and other share-based award settlements	39,099	6	60	—	—	—	—	66
Common stock repurchases	(710,879)	—	—	—	(27,077)	—	—	(27,077)
Cash dividends	—	—	—	(3,712)	—	—	—	(3,712)
Balances, April 30, 2022	14,585,908	$2,374	$159,170	$192,463	$(47,482)	$(3,715)	$(797)	$302,013

Balances, February 1, 2021	15,702,969	$2,356	$153,315	$166,110	$(33)	$(1,081)	$1,741	$322,408
Net income	—	—	—	10,766	—	—	—	10,766
Foreign currency translation loss	—	—	—	—	—	(118)	—	(118)
Stock compensation expense	—	—	679	—	—	—	—	679
Stock option exercises and other share-based award settlements	66,471	10	1,013	—	—	—	—	1,023
Cash dividends	—	—	—	(3,942)	—	—	—	(3,942)
Balances, April 30, 2021	15,769,440	$2,366	$155,007	$172,934	$(33)	$(1,199)	$1,741	$330,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,485	$10,766
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Stock compensation expense	920	679
Depreciation	809	882
Lease expense	750	776
Deferred income tax expense	450	599
Amortization of purchased intangible assets	166	228
Other	(822)	(114)
Changes in operating assets and liabilities
Accounts receivable	(9,069)	(3,666)
Contract assets	(1,976)	477
Other assets	(2,291)	765
Accounts payable and accrued expenses	(15,229)	(21,552)
Contract liabilities	(20,923)	27,506
Net cash (used in) provided by operating activities	(39,730)	17,346

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(175,000)	—
Maturities of short-term investments	90,000	20,000
Purchases of property, plant and equipment	(238)	(844)
Investments in solar energy projects	—	(3,520)
Net cash (used in) provided by investing activities	(85,238)	15,636

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchases	(27,077)	—
Payments of cash dividends	(3,712)	(3,942)
Proceeds from the exercise of stock options	66	1,023
Net cash used in financing activities	(30,723)	(2,919)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(2,526)	(59)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(158,217)	30,004
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	350,472	366,671
CASH AND CASH EQUIVALENTS, END OF PERIOD	$192,255	$396,675

SUPPLEMENTAL CASH FLOW INFORMATION (see Notes 7 and 10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022

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

Through GPS and APC, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance, project development, technical and other consulting services to the power generation market, including the renewable energy sector. The wide range of customers includes independent power producers, public utilities, power plant equipment suppliers and global energy plant construction firms with projects located in the United States (the “U.S.”), the Republic of Ireland (“Ireland”) and the United Kingdom (the “U.K.”). GPS and APC, including a consolidated variable interest entity (“VIE”), represent the Company’s power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southeastern region of the U.S. and that are based on its expertise in producing, delivering and installing fabricated metal components such as piping systems and pressure vessels. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region of the U.S.

Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements include the accounts of Argan, its wholly-owned subsidiaries and the VIE. All significant inter-company balances and transactions have been eliminated in consolidation.

In Note 14, the Company has provided certain financial information relating to the operating results and assets of its reportable segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions.

The Company’s fiscal year ends on January 31 of each year. The condensed consolidated balance sheet as of April 30, 2022, the condensed consolidated statements of earnings and stockholders’ equity for the three months ended April 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the three months ended April 30, 2022 and 2021 are unaudited. The condensed consolidated balance sheet as of January 31, 2022 has been derived from audited financial statements. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto, and the independent registered public accounting firm’s report thereon, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (“Fiscal 2022”).

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of April 30, 2022, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

GPS provided financing for the development efforts through notes receivable from the consolidated VIE that was established by the project owner. The project owner was unable to obtain the necessary equity financing for the project and GPS ceased providing project development funding. The repayment of the notes to GPS is overdue and the VIE has rejected the Company’s efforts to foreclose on the defaulted debt in an orderly fashion. Accordingly, the Company believes that the completion of the development of this project has been significantly jeopardized and that it is doubtful that construction of this power plant will occur. Accordingly, during the fourth quarter of Fiscal 2022, we recorded an impairment loss related to the capitalized project development costs of this project in the amount of $7.9 million, of which $2.5 million was attributed to the non-controlling interest. In March 2022, the project owner publicly announced the cancellation of this power plant project.

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

Contract assets include amounts that represent the rights to receive payment for goods or services that have been transferred to the project owner, with the rights conditional upon something other than the passage of time. Contract liabilities include amounts that reflect obligations to provide goods or services for which payment has been received. Contract retentions are billed amounts which, pursuant to the terms of the applicable contract, are not paid by project owners until a defined phase of a contract or project has been completed and accepted. These retained amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. Retention amounts and the length of retention periods may vary. Retainage amounts related to active contracts are considered current regardless of the term of the applicable contract; such amounts are generally collected by the completion of the applicable contract. The total of amounts retained by project owners under construction contracts at April 30, 2022 and January 31, 2022 were $41.8 million and $40.4 million, respectively.

Variable Consideration

Amounts for contract variations for which the Company has project-owner directive for additional work or other scope change, but not for the price associated with the corresponding additional effort, are included in the transaction price when it is considered probable that the applicable costs will be recovered through a modification to the contract price. The effects of any revision to a transaction price can be determined at any time and they could be material. The Company may include in the corresponding transaction price a portion of the amount claimed in a dispute that it expects to receive from a project owner. Once a settlement of the dispute has been reached with the project owner, the transaction price may be revised again to reflect the final resolution. The aggregate amounts of such contract variations included in the transaction prices that were used to determine project-to-date revenues at April 30, 2022 and January 31, 2022 were $6.8 million and $7.5 million, respectively. Variations related to the Company’s contracts typically represent modifications to the existing contracts and performance obligations, and do not represent new performance obligations. Actual costs related to any changes in the scope of the corresponding contract are expensed as they are incurred. Changes to total estimated contract costs and losses, if any, are reflected in operating results for the period in which they are determined.

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

At April 30, 2022, the Company had RUPO of $339.2 million. The largest portion of RUPO at any date usually relates to EPC service contracts with typical performance durations of one to three years. However, the length of certain significant construction projects may exceed three years. The Company estimates that approximately 74% of the RUPO amount at April 30, 2022 will be included in the amount of consolidated revenues that will be recognized during the remainder of the fiscal year ending January 31, 2023 (“Fiscal 2023”). Most of the remaining amount of the RUPO amount at April 30, 2022 is expected to be recognized in revenues during the fiscal year ending January 31, 2024 (“Fiscal 2024”). Revenues for future periods will also include customer contract amounts added to RUPO subsequent to April 30, 2022.

It is important to note that estimates may be changed in the future and that cancellations, deferrals, or scope adjustments may occur related to work included in the amount of RUPO at April 30, 2022. Accordingly, RUPO may be adjusted to reflect project delays and cancellations, revisions to project scope and cost and foreign currency exchange fluctuations, or to revise estimates, as effects become known. Such adjustments may materially reduce future revenues below Company estimates.

Disaggregation of Revenues

The following table presents consolidated revenues for the three months ended April 30, 2022 and 2021, disaggregated by the geographic area where the corresponding projects were located:

	Three Months Ended April 30,
	2022	2021
United States	$80,273	$115,491
United Kingdom	10,351	6,157
Republic of Ireland	9,653	4,693
Consolidated Revenues	$100,277	$126,341

The major portion of the Company’s consolidated revenues are recognized pursuant to fixed-price contracts with most of the remaining portions earned pursuant to time-and-material contracts. Consolidated revenues are disaggregated by reportable segment in Note 14 to the condensed consolidated financial statements.

NOTE 3 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At April 30, 2022 and January 31, 2022, significant amounts of cash equivalents were invested in money market funds with net assets invested in high-quality money market instruments. Such investments include U.S. Treasury obligations; obligations of U.S. government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by U.S. government obligations. Due to market conditions, returns on money market instruments are currently minimal. The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Short-term investments as of April 30, 2022 and January 31, 2022 consisted solely of certificates of deposit purchased from Bank of America (the “Bank”) with weighted average initial maturities of less than one year (the “CDs”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest. Interest income is recorded when earned and is included in other income. At April 30, 2022 and January 31, 2022, the weighted average annual interest rates of the outstanding CDs were 0.9% and 0.1%, respectively.

The Company has a substantial portion of its cash on deposit in the U.S. with the Bank. The Company also maintains certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of the operations of APC. Management does not believe that the combined amount of the CDs and the cash deposited with the Bank and cash balances maintained at financial institutions in Ireland and the U.K., in excess of government-insured levels, represent material risks.

NOTE 4 – ACCOUNTS AND NOTES RECEIVABLE

The Company generally extends credit to a customer based on an evaluation of the customer’s financial condition, without requiring tangible collateral. Exposure to losses on accounts and notes receivable is expected to differ due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and may establish an allowance for credit losses based on management’s estimate of the loss that is expected to occur over the remaining life of the particular financial asset. The amounts of any credit losses for the three months ended April 30, 2022 and 2021 were insignificant. The amount of the allowance for credit losses at both April 30, 2022 and January 31, 2022 was $2.4 million.

NOTE 5 – PURCHASED INTANGIBLE ASSETS

At both April 30, 2022 and January 31, 2022, the goodwill balances related to the acquisitions of GPS and TRC were $18.5 million and $9.5 million, respectively. Management does not believe that any events or circumstances that have occurred or arisen since January 31, 2022, require an updated assessment of the goodwill balances of either GPS or TRC.

The Company’s purchased intangible assets, other than goodwill, consisted of the following elements as of April 30, 2022 and January 31, 2022:

		April 30, 2022			January 31,
	Estimated	Gross	Accumulated	Net	2022, (net
	Useful Life	Amounts	Amortization	Amounts	amounts)

Trade name (TRC)	15 years	$4,499	$1,925	$2,574	$2,650
Process certifications (TRC)	7 years	1,897	1,739	158	226
Customer relationships (TRC)	10 years	916	588	328	351
Customer contracts (SMC)	< 1 year	114	—	114	95
Totals		$7,426	$4,252	$3,174	$3,322

NOTE 6 – FINANCING ARRANGEMENTS

During April 2021, the Company amended its Amended and Restated Replacement Credit Agreement with the Bank (the “Credit Agreement”). The amendment extended the expiration date of the Credit Agreement to May 31, 2024 and reduced the borrowing rate. The Credit Agreement includes the following features, among others: a lending commitment of $50.0 million including a revolving loan with interest at the 30-day LIBOR plus 1.6% (reduced from 2.0%), and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions.

The Company may also use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business as defined in the Credit Agreement.

At April 30, 2022, the Company did not have any borrowings outstanding under the Credit Agreement. However, the Bank has issued outstanding letters of credit in the total amount of $21.1 million in support of the activities of APC under new customer contracts. In connection with the project development activities of the VIE that is described in Note 1, the Bank issued a letter of credit, outside the scope of the Credit Agreement, in the approximate amount of $3.4 million as of April

30, 2022 and January 31, 2022, for which the Company has provided cash collateral. As of April 30, 2022, no amounts have been drawn against this letter of credit.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of April 30, 2022 and January 31, 2022, the Company was in compliance with the covenants of the Credit Agreement.

The Company expects to amend the Credit Agreement during Fiscal 2023 in order to replace LIBOR with an equivalent benchmark rate. The Company does not expect that the change will materially impact its consolidated financial statements.

NOTE 7 – COMMITMENTS

Leases

The Company’s leases are primarily operating leases that cover office space, expiring on various dates through September 2031, and certain equipment used by the Company in the performance of its construction services contracts. Some of these equipment leases may be embedded in broader agreements with subcontractors or construction equipment suppliers. The Company has no material finance leases. None of the operating leases includes significant amounts for incentives, rent holidays or price escalations. Under certain leases, the Company is obligated to pay property taxes, insurance, and maintenance costs.

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

Operating lease expense amounts are recorded on a straight-line basis over the expected lease terms and were $0.8 million for both the three months ended April 30, 2022 and 2021. Operating lease payments for both the three months ended April 30, 2022 and 2021 were $0.8 million. For operating leases as of April 30, 2022, the weighted average lease term is 44 months and the weighted average discount rate is 2.4%. The aggregate amounts of operating leases added during the three months ended April 30, 2022 and 2021 were $0.2 million and $0.5 million, respectively.

The following is a schedule of future minimum lease payments for the operating leases that were recognized in the condensed consolidated balance sheet as of April 30, 2022.

Years Ending January 31,
2023 (remainder)	$958
2024	456
2025	351
2026	250
2027	231
Thereafter	1,025
Total lease payments	3,271
Less interest portion	190
Present value of lease payments	3,081
Less current portion (included in accrued expenses)	1,031
Non-current portion (included in noncurrent liabilities)	$2,050

Monthly payments for the occupancy by TRC of its primary offices and plant, which are made to the founder and retired chief executive officer of TRC based on an annual rental rate of $0.3 million, are being made on a month-to-month rental basis.

The Company also uses equipment and occupies other facilities under short-term rental agreements. Rent expense amounts incurred under operating leases and short-term rental agreements (including portions of the lease expense amounts disclosed above) and included in costs of revenues for the three months ended April 30, 2022 and 2021 were $2.9 million and $3.0 million, respectively. Rent expense incurred under these types of arrangements (including portions of the lease expense amounts disclosed above) and included in selling, general and administrative expenses for the three months ended April 30, 2022 and 2021 was $0.2 million for both periods.

Performance Bonds and Guarantees

In the normal course of business and for certain major projects, the Company may be required to obtain surety or performance bonding, to cause the issuance of letters of credit, or to provide parent company guarantees (or some combination thereof) in order to provide performance assurances to clients on behalf of its contractor subsidiaries. As these subsidiaries are wholly-owned, any actual liability is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. When sufficient information about claims on guaranteed or bonded projects would be available and monetary damages or other costs or losses would be determined to be probable, the Company would record such losses. Any amounts that may be required to be paid in excess of the estimated costs to complete contracts in progress as of April 30, 2022 are not estimable.

As of April 30, 2022, the value of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, was approximately $187.0 million. In addition, as of April 30, 2022, there were bonds outstanding in the aggregate amount of approximately $1.1 million covering other risks including warranty obligations related to completed activities; these bonds expire at various dates over the next two years. Not all of our projects require bonding.

As of April 30, 2022 and January 31, 2022, the Company had also provided a financial guarantee, subject to certain terms and conditions, on behalf of GPS to an original equipment manufacturer in the amount of $3.6 million in support of business development efforts. A liability was established for the estimated loss related to this guarantee during Fiscal 2022.

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

NOTE 8 – LEGAL CONTINGENCIES

In the normal course of business, the Company may have pending claims and legal proceedings. In the opinion of management, based on information available at this time, there are no current claims and proceedings that are expected to have a material adverse effect on the condensed consolidated financial statements as of April 30, 2022.

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

The features of the 2020 Plan are similar to those included in the 2011 Plan. Awards may include nonqualified stock options, incentive stock options,  and restricted or unrestricted stock. The specific provisions for awards are documented in a written agreement between the Company and the awardee. All stock options awarded under the Stock Plans have exercise prices per share at least equal to the common stock’s market value on the date of grant. Stock options have terms no longer than ten years. Typically, stock options are awarded with one-third of each stock option vesting on each of the first three anniversaries of the corresponding award date.

As of April 30, 2022, there were 1,970,801 shares of common stock reserved for issuance under the Stock Plans; this number includes 254,646 shares of common stock available for future awards under the 2020 Plan.

Stock Options

A summary of stock option activity under the Stock Plans for the three months ended April 30, 2022, along with corresponding weighted average per share amounts, is presented below (shares in thousands):

		Exercise	Remaining
	Shares	Price	Term (years)	Fair Value
Outstanding, February 1, 2022	1,405	$44.35	6.17	$10.31
Granted	38	$36.78
Exercised	(2)	$32.68
Forfeited	(3)	$63.76
Outstanding, April 30, 2022	1,438	$44.12	6.04	$10.21
Exercisable, April 30, 2022	1,199	$44.87	5.52	$10.76

Outstanding, April 30, 2021	1,408	$44.50	6.77	$10.44
Exercisable, April 30, 2021	1,029	$45.47	6.01	$11.24

The changes in the number of non-vested options to purchase shares of common stock for the three months ended April 30, 2022, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Non-vested, February 1, 2022	295	$7.80
Granted	38	$6.68
Vested	(94)	$8.24
Non-vested, April 30, 2022	239	$7.45

Non-vested, April 30, 2021	379	$8.25

The total intrinsic value amounts of the stock options exercised during the three months ended April 30, 2022 and 2021 were not significant. At April 30, 2022, the aggregate market value amounts of the shares of common stock subject to outstanding and exercisable stock options that were “in-the-money” exceeded the aggregate exercise prices of such options by $2.0 million and $1.9 million, respectively.

Restricted Stock Units

The Company awards restricted stock units to senior executives, members of the Company’s board of directors and certain other employees. Awardees earn the right to receive shares of common stock as certain performance goals are achieved and/or service periods are satisfied. Each restricted stock unit expires on the three-year anniversary of the award.

During the three months ended April 30, 2022, the Company awarded 47,000 performance-based restricted stock units, 7,500 renewable performance-based restricted stock units and 57,500 time-based restricted stock units. During the three months ended April 30, 2021, the Company awarded 49,000 performance-based restricted stock units, 10,000 renewable performance-based restricted stock units and 49,500 time-based restricted stock units.

The changes in the maximum number of restricted stock units for the three months ended April 30, 2022, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Outstanding, February 1, 2022	222	$31.48
Awarded	115	$27.23
Issued	(37)	$38.51
Forfeited	(22)	$40.85
Outstanding, April 30, 2022	278	$29.38

Outstanding, April 30, 2021	190	$29.73

Fair Value

The fair value amounts of stock options and restricted stock units are recorded as stock compensation expense over the terms of the corresponding awards. Expense amounts related to stock awards were $0.9 million and $0.7 million for the three months ended April 30, 2022 and 2021, respectively. At April 30, 2022, there was $8.4 million in unrecognized compensation cost related to outstanding stock awards that the Company expects to expense over the next three years.

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

The fair value amounts for the performance-based restricted stock units have been determined by using the per share market price of the Company’s common stock on the dates of award and the target number of shares for the awards (50% of the maximum number), by assigning equal probabilities to the thirteen possible payout outcomes at the end of each three-year term, and by computing the weighted average of the outcome amounts. For each award, the estimated fair value amount was calculated to be 88.5% of the aggregate market value of the target number of shares on the award date. For the renewable performance-based restricted stock units, the fair value of each award was determined to be 50% of the aggregate market value of the shares of common stock covered by the award on the date of the award. For the time-based restricted stock units, the fair value of each award equals the aggregate market price for the number of shares covered by each award on the date of award.

NOTE 10 – INCOME TAXES

Income Tax Expense Reconciliations

The Company’s income tax amounts for the three months ended April 30, 2022 and 2021 differed from corresponding amounts computed by applying the federal corporate income tax rate of 21%to the income before income taxes for the periods as presented below:

	Three Months Ended April 30,
	2022	2021
Computed expected income tax expense	$(2,049)	$(3,052)
Difference resulting from:
State income taxes, net of federal tax effect	(134)	(334)
Deferred tax asset adjustments	(66)	(284)
Other permanent differences and adjustments, net	(24)	(98)
Income tax expense	$(2,273)	$(3,768)

Foreign income tax expense amounts for the three months ended April 30, 2022 and 2021 were not material.

Net Operating Loss (“NOL”) Carryback

In an effort to combat the adverse economic impacts of the COVID-19 crisis, the U.S. Congress passed the Coronavirus, Aid, Relief, and Economic Security Act ( the “CARES Act”) that was signed into law on March 27, 2020. This wide-ranging legislation was an emergency economic stimulus package that included spending and tax breaks aimed at strengthening the U.S. economy and funding a nationwide effort to curtail the effects of the outbreak of COVID-19.

The tax changes of the CARES Act included a temporary suspension of the limitations on the future utilization of certain NOLs and re-established a carryback period for certain losses to five years. The NOLs eligible for carryback under the CARES Act include the Company’s domestic NOL for the year ended January 31, 2020 (“Fiscal 2020”), which was approximately $39.5 million. The Company made the appropriate filing with the Internal Revenue Service (the “IRS”) requesting carryback refunds of income taxes paid for the years ended January 31, 2017 (“Fiscal 2017”), 2016 (“Fiscal 2016”) and 2015 in the total amount of approximately $12.7 million.

Research and Development Tax Credits

During the year ended January 31, 2019 (“Fiscal 2019”), the Company completed a detailed review of the activities of its engineering staff on major EPC services projects in order to identify and quantify the amounts of research and development tax credits that may have been available to reduce prior year income taxes. This study focused on project costs incurred during the three-year period ended January 31, 2018. Based on the results of the study, management identified and estimated significant amounts of income tax benefits that were not previously recognized in the Company’s operating results for any prior year reporting period. The net amount of research and development tax credit benefit recognized in Fiscal 2019 was $16.6 million. During Fiscal 2020, deferred tax assets related to the research and development tax credits were reduced by $0.4 million. The Company recorded a corresponding liability for uncertain income tax return positions related to identified but unrecognized research and development tax credit benefits in the amount of $5.0 million. Most this liability was included in accrued expenses as of April 30, 2022 and January 31, 2022.

The research and development credits claimed by the Company in its federal income tax returns were examined by the IRS. The conclusions of the IRS were formally protested by the Company and the results of the appeals hearing that occurred in May 2022 are described in Note 15.

Income Tax Refunds

As of April 30, 2022 and January 31, 2022, the balances of other current assets in the condensed consolidated balance sheet included income tax refunds receivable and prepaid income taxes in the total amounts of approximately $27.7 million and $29.5 million, respectively. The income tax refunds included the amounts that were expected to be received from the IRS upon completion of the tax return examination appeals process described in Note 15 and the amount expected to be received from the IRS upon its processing of the Company’s NOL carryback refund request discussed above. The Company has also formally protested the conclusions reached by two states, where the Company filed tax returns reflecting the benefits of certain research and development credits, that the credits are not allowable. The Company expects that the ultimate settlement of the income tax disputes with the states will be resolved on bases favorable to the Company.

Income Tax Returns

The Company is subject to federal and state income taxes in the U.S., and income taxes in Ireland and the U.K. Tax treatments within each jurisdiction are subject to the interpretation of the related tax laws and regulations which require significant judgment to apply. The Company is no longer subject to income tax examinations by authorities for its fiscal years ended on or before January 31, 2018 (“Fiscal 2018”) except for several notable exceptions including Ireland, the U.K. and several states where the open periods are one year longer.

Solar Energy Projects

The Company has invested in limited liability companies that make equity investments in solar energy projects that are eligible to receive energy tax credits. The passive investments have been accounted for under the equity method and the balances are included in other assets in our condensed consolidated balance sheets. Each tax credit, when recognized, is recorded as a reduction of the corresponding investment balance with an offsetting reduction in the balance of accrued taxes payable in accordance with the deferral method. At April 30, 2022 and January 31, 2022, the investment account balances were $0.8 million and $0.2 million, respectively. These investments are expected to provide positive overall returns over their six-year expected lives.

For the three-month period ended April 30, 2022, the investment balance was adjusted to reflect its share of the income of the investment entities in the amount of approximately $0.6 million, which has been included as other income in the Company’s condensed consolidated statement of earnings. Other than the Company making initial payments to a solar energy investment company in the amount of approximately $3.5 million during the three-month period ended April 30, 2021, the activities related to these projects during this prior period were not meaningful.

The Company has also established deferred taxes related to the difference in the book and tax bases of the investments.

Supplemental Cash Flow Information

The Company was not required to make any income tax payments during the three months ended April 30, 2022 or 2021. During the three months ended April 30, 2022 and 2021, the Company did not receive any income tax refunds that were material.

NOTE 11 – NET INCOME PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN

Basic and diluted net income per share amounts are computed as follows (shares in thousands except in the note):

	Three Months Ended April 30,
	2022	2021

Net income attributable to the stockholders of Argan	$7,485	$10,766

Weighted average number of shares outstanding – basic	14,910	15,726
Effect of stock awards (1)	82	235
Weighted average number of shares outstanding – diluted	14,992	15,961

Net income per share attributable to the stockholders of Argan
Basic	$0.50	$0.68
Diluted	$0.50	$0.67
(1)	For the three months ended April 30, 2022 and 2021, the weighted average numbers of shares determined on a dilutive basis exclude the effects of antidilutive stock options covering an aggregate of 867,334 and 279,500 shares of common stock, respectively.

NOTE 12 – CASH DIVIDENDS AND COMMON STOCK REPURCHASES

On April 11, 2022, Argan’s board of directors declared a regular quarterly cash dividend in the amount of $0.25 per share of common stock, which was paid on April 29, 2022 to stockholders of record at the close of business on April 21, 2022. Last year, the board of directors declared a regular quarterly dividend of $0.25 per share of common stock, which was paid to stockholders on April 30, 2021.

Pursuant to authorizations provided by Argan’s board of directors (the “Share Repurchase Plan”), the Company repurchased shares of its common stock during the three months ended April 30, 2022. During this period, the Company repurchased 710,879 shares of common stock, all on the open market, for an aggregate price of approximately $27.1 million, or $38.09 per share.

NOTE 13 – CUSTOMER CONCENTRATIONS

The majority of the Company’s consolidated revenues relate to performance by the power industry services segment which provided 74% and 77% of consolidated revenues for the three months ended April 30, 2022 and 2021, respectively. The industrial services segment represented 22% and 21% of consolidated revenues for the three months ended April 30, 2022 and 2021, respectively.

The Company’s most significant customer relationship for the three months ended April 30, 2022 included one power industry service customer, which accounted for 48% of consolidated revenues. The Company’s most significant customer relationship for the three months ended April 30, 2021 included one power industry service customer, which accounted for 68% of consolidated revenues.

The accounts receivable balances from three major customers represented 18%, 13% and 10% of the corresponding consolidated balance as of April 30, 2022. Accounts receivable balances from three major customers represented 22%, 15% and 12% of the corresponding consolidated balance as of January 31, 2022. The contract asset balance related to one major customer represented 29% of the corresponding consolidated balance as of April 30, 2022. Contract asset balances from two major customers represented 31% and 13% of the corresponding consolidated balance as of January 31, 2022.

NOTE 14 – SEGMENT REPORTING

Segments represent components of an enterprise for which discrete financial information is available that is evaluated regularly by the Company’s chief executive officer, who is the chief operating decision maker, in determining how to allocate resources and in assessing performance. The Company’s reportable segments recognize revenues and incur expenses, are organized in separate business units with different management teams, customers, talents and services, and may include more than one operating segment. Intersegment revenues and the related cost of revenues are netted against the corresponding amounts of the segment receiving the intersegment services. For the three months ended April 30, 2022, intersegment revenues were not material. For the three months ended April 30, 2021, intersegment revenues were $2.0 million and primarily related to services provided by the industrial fabrication and field services segment to the power industry services segment and were based on prices negotiated by the parties.

Summarized below are certain operating results and financial position data of the Company’s reportable business segments for the three months ended April 30, 2022 and 2021. The “Other” column in each summary includes the Company’s corporate expenses.

Three Months Ended	Power	Industrial	Telecom
April 30, 2022	Services	Services	Services	Other	Totals
Revenues	$73,949	$22,501	$3,827	$—	$100,277
Cost of revenues	59,035	18,680	2,824	—	80,539
Gross profit	14,914	3,821	1,003	—	19,738
Selling, general and administrative expenses	5,615	1,759	765	2,436	10,575
Income (loss) from operations	9,299	2,062	238	(2,436)	9,163
Other income, net	584	—	2	9	595
Income (loss) before income taxes	$9,883	$2,062	$240	$(2,427)	9,758
Income tax expense					(2,273)
Net income					$7,485

Amortization of intangibles	$—	$166	$—	$—	$166
Depreciation	142	544	122	1	809
Property, plant and equipment additions	52	151	35	—	238

Current assets	$329,779	$27,872	$3,565	$86,375	$447,591
Current liabilities	170,684	12,362	1,685	1,543	186,274
Goodwill	18,476	9,467	90	—	28,033
Total assets	353,570	45,379	7,245	86,616	492,810

Three Months Ended	Power	Industrial	Telecom
April 30, 2021	Services	Services	Services	Other	Totals
Revenues	$97,172	$26,658	$2,511	$—	$126,341
Cost of revenues	78,669	21,969	1,989	—	102,627
Gross profit	18,503	4,689	522	—	23,714
Selling, general and administrative expenses	5,455	1,882	486	2,069	9,892
Income (loss) from operations	13,048	2,807	36	(2,069)	13,822
Other income, net	710	—	—	2	712
Income (loss) before income taxes	$13,758	$2,807	$36	$(2,067)	14,534
Income tax expense					(3,768)
Net income					$10,766

Amortization of intangibles	$61	$167	$—	$—	$228
Depreciation	166	607	108	1	882
Property, plant and equipment additions	602	9	232	1	844

Current assets	$371,827	$27,422	$2,433	$157,349	$559,031
Current liabilities	265,471	14,796	1,212	1,586	283,065
Goodwill	18,476	9,467	—	—	27,943
Total assets	408,442	47,840	3,974	157,716	617,972

NOTE 15 – SUBSEQUENT EVENTS

Income Tax Return Examinations

During the fiscal year ended January 31, 2021, the IRS concluded examinations of the Company’s consolidated federal income tax returns for Fiscal 2016, as amended; Fiscal 2017, as amended; and Fiscal 2018 with its focus on the research and development tax credits included therein.

In January 2021, the IRS issued its final revenue agents reports that documented its understanding of the facts, attempted to summarize the Company’s arguments in support of the research and development claims and stated its position which disagreed with the Company’s treatment of a substantial amount of the costs that support the Company’s claims. In March 2021, the Company submitted a formal protest of the findings of the IRS examiner and requested an appeals hearing.

At the conclusion of the hearing that occurred in May 2022, the Company agreed to accept a settlement offer from the IRS in the amount of approximately $7.9 million, before interest. As a result, during the three-month period ending July 31, 2022 (the second quarter of the current fiscal year), the Company will make an unfavorable adjustment to its liability for uncertain income tax positions in the approximate amount of $6.3 million, before interest, in accordance with Accounting Standards Codification Topic 740, Income Taxes.

Common Stock Repurchases

Subsequent to April 30, 2022, the Company repurchased shares of its common stock pursuant to the Share Repurchase Plan. As of June 8, 2022, the Company had repurchased 383,177 shares since the end of the quarter, all on the open market, for an aggregate price of approximately $14.2 million, or $37.14 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of April 30, 2022, and the results of their operations for the three month periods ended April 30, 2022 and 2021, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for Fiscal 2022 that was filed with the SEC on April 13, 2022 (the “Annual Report”).

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

Business Description

Argan is a holding company that conducts operations through its wholly-owned subsidiaries, GPS, APC, SMC and TRC. Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development, technical and consulting services to the power generation market, including the renewable energy sector, for a wide range of customers, including independent power project owners, public utilities, global energy plant construction firms and other commercial firms with significant power requirements. GPS and APC represent our power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southeast region of the U.S. and that are based on its expertise in producing, delivering and installing fabricated steel components such as piping systems and pressure vessels. Through SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region of the U.S.

We intend to make additional opportunistic acquisitions and/or investments by identifying companies with significant potential for profitable growth and realizable synergies with one or more of our existing businesses. However, we may have more than one industrial focus depending on the opportunity. We expect that significant acquired companies will be operated in a manner that best provides cash flows for the Company and value for our stockholders.

Overview

Operating Results

Consolidated revenues for the three months ended April 30, 2022 were $100.3 million, which represented a decrease of $26.0 million, or 20.6%, from consolidated revenues of $126.3 million reported for the three months ended April 30, 2021.

The revenues of the power industry services segment decreased by $23.2 million to $73.9 million for the three months ended April 30, 2022, from $97.2 million reported for the three months ended April 30, 2021. The revenues of this reportable segment of our business represented 73.7% and 76.9% of corresponding consolidated revenues for the three months ended April 30, 2022 and 2021, respectively. The industrial services business reported revenues of $22.5 million for the three months ended April 30, 2022. This amount represented a decrease of $4.2 million, or 15.7%, from revenues of $26.7 million reported by TRC for the three months ended April 30, 2021. Revenues provided by this reportable business segment represented 22.4% and 21.1% of corresponding consolidated revenues for the three months ended April 30, 2022 and 2021, respectively.

Consolidated gross profit for the three-month period ended April 30, 2022 was $19.7 million, or 19.6% of the corresponding consolidated revenues, which reflected primarily favorable contributions from the power industry services and industrial services segments. For the three-month period ended April 30, 2021, the consolidated gross profit was $23.7 million, which represented approximately 18.8% of the corresponding amount of consolidated revenues.

Selling, general and administrative expenses for the three months ended April 30, 2022 and 2021 were $10.6 million, or 10.6% of corresponding consolidated revenues, and $9.9 million, or 7.8% of corresponding consolidated revenues, respectively.

Due primarily to the decrease in consolidated pre-tax book income to $9.8 million for the three months ended April 30, 2022 from $14.5 million for the three months ended April 30, 2021, we reported income tax expense in the amount of $2.3 million for the current period. Income tax expense for the three months ended April 30, 2021 was $3.8 million.

For the three months ended April 30, 2022, our favorable overall operating profit performance resulted in net income attributable to our stockholders in the amount of $7.5 million, or $0.50 per diluted share. For the comparable period last year, we reported net income attributable to our stockholders in the amount of $10.8 million, or $0.67 per dilutive share.

The primary drivers of our financial performance for the three months ended April 30, 2022 and 2021 were the revenues and gross margin contributions associated with the construction projects of GPS. These projects represented the largest portion of our business for the periods.

All of our businesses have been adversely impacted, to some degree, by difficulties presented by the COVID-19 pandemic.

We believe that all of our operating companies have managed the challenges presented by this ongoing pandemic with relative success so far. A significant amount of effort has been spent by senior and project management to ensure the safety of our employees during the COVID-19 pandemic while we continued to satisfy our customer obligations. However, the resurgence of new COVID-19 virus variants represents uncertainty regarding our realizing expected financial results for the remainder of the year if new outbreaks prevent our work crews from completing project work as scheduled.

Engineering, Procurement and Construction Service Contracts

At April 30, 2022, our consolidated project backlog amount of $0.7 billion substantially consisted of the projects of the power industry services reporting segment. The comparable backlog amount as of January 31, 2022 was also $0.7 billion. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects (project backlog is larger than the value of remaining unsatisfied performance obligations, or RUPO, on active contracts; see Note 2 to the accompanying consolidated financial statements).

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

A meaningful amount of the project backlog amount at April 30, 2022 was represented by the Guernsey Power Station, the largest single-phase, gas-fired, power plant construction project in the U.S. Substantial completion of this project is currently scheduled to occur near the end of Fiscal 2023.

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

These efforts led to our announcement in May 2021 that GPS entered into an EPC services contract with CPV Maple Hill Solar, LLC, an affiliate of Competitive Power Ventures, Inc., to construct the Maple Hill Solar facility, which we believe will be among the largest solar-powered energy plants in Pennsylvania. Project activities were begun by GPS immediately. Project completion is currently scheduled to occur during the second half of Fiscal 2023. The unique Maple Hill Solar project, which is located in Cambria County, is being constructed using over 235,000 photovoltaic modules to generate approximately 100 MW of electrical power.

The business development efforts conducted by our APC operations have resulted in a significant increase in the project backlog of this business. The most significant award occurred in October 2021 as APC entered into an engineering and construction services contract with EPUKI London, U.K., to construct a 2 x 330 MW natural gas-fired power plant in Carrickfergus that is near Belfast, Northern Ireland, and that will replace coal-fired units at the site. The facility, referred to as the “Kilroot” project, is being developed by EPNI Energy Limited. A notice to proceed was received and project activities have commenced. The overall completion of this project is expected to occur in the latter half of Fiscal 2024.

We recently announced that, in May 2022, APC entered into engineering and construction services contracts with the Electricity Supply Board (“ESB”) to construct three 65 MW aero-derivative gas turbine flexible generation power plants in and around Dublin, Ireland. Two of the power plants, the Poolbeg and Ringsend FlexGen Power Plants, will be located on the Poolbeg Peninsula, and the Corduff FlexGen Power Plant will be built in Goddamendy, Dublin. All three projects cleared the applicable capacity auction earlier this year and are expected to operate intermittently during peak periods of electricity demand and as back-up supply options when renewable electricity generation is limited. A full notice to proceed has been received and project activities have commenced. The completion of each power plant is expected to occur near the end of Fiscal 2024.

Market Outlook

The overall growth of our power business has been substantially based on the number of combined cycle gas-fired power plants built by us, as many coal-fired plants have been shut down. In 2010, coal-fired power plants accounted for about 45% of net electricity generation. For 2021, coal fueled approximately 22% of net electricity generation. On the other hand, natural-gas fired power plants provided approximately 38% of the electricity generated by utility-scale power plants in the U.S. in 2021, representing an increase of 60% from the amount of electrical power generated by natural gas-fired power plants in 2010, which provided approximately 24% of net electricity generation for 2010. Undoubtedly, the long-term historic decline in the use of coal as a power source in the U.S. was caused, to a significant extent, by the plentiful supply of domestic and generally inexpensive natural gas which made it the fuel of choice for power plant developers over this period.

In the reference case of its Annual Energy Outlook 2022, the Energy Information Administration (“EIA”) projects average increases to utility-scale electricity generation in the U.S. of slightly less than 1% per year from 2022 through 2050. The shift from coal to natural gas as a power plant energy source in the U.S. is expected to continue as the EIA projects that coal-fired generation will decline by 45% from 2022 through 2050, and will represent only 11% of the net electricity generation mix by the end of this period. The net electricity generation from natural gas-fired power plants is projected to increase by 17% in the U.S. by 2050. The pace of the historic increase in the preference for natural gas as an electricity generating fuel source also was energized, in part, by environmental activism and restrictive regulations targeting coal-fired power plants. Now, the environmentalist opposition against coal-fired power generation has expanded meaningfully to target all fossil fuel energy projects, including power plants and pipelines, and has evolved into powerful support for renewable energy sources.

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

Perhaps the most significant uncertainty relates to the policies of the current U.S. Presidential administration. President Biden proposes to make the electricity production in the U.S. carbon free by 2035 and to put the country on the path to achieve net zero carbon emissions by 2050. These policy stances have continued during the war in the Ukraine and the recent surge in oil prices as the administration makes appeals to other countries to increase oil production while domestic production is challenged by supply chain and labor issues and the maintenance of restrictive regulations. Meanwhile, delays continue for the construction of pipelines needed to transport natural gas to liquid natural gas export facilities for shipment to Western Europe. Additionally, lenders, who have become more wary of funding oil-related ventures as environmental, social and governance ideas catch on in financial circles, are generally unwilling to provide capital for energy projects to increase the domestic production and transmission of oil and natural gas.

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

Major advances in the safe combination of horizontal drilling techniques and hydraulic fracturing led to the boom in natural gas supplies which have been available generally at consistently low prices. However, reductions in production levels during the pandemic, an increase in the amount of liquid natural gas exports and current heat-wave temperatures in the South, among other factors, are straining domestic natural gas supplies. As a result, the price of natural gas in the U.S. has increased meaningfully since the beginning of the calendar year and is predicted to go higher during the summer.

Nevertheless, we believe that relatively low natural gas prices will persist over the long-term. Together with the lower operating costs of natural gas-fired power plants, the higher energy generating efficiencies of modern gas turbines, and the requirements for grid resiliency should sustain the demand for modern combined cycle and simple cycle gas-fired power plants in the future. Natural gas is relatively clean burning, cost-effective and reliable. New gas-fired power plants incorporate major advances in gas-fired turbine technologies that have provided increased power plant efficiencies while providing the quick starting capabilities and the reliability that are necessary to balance the inherent intermittencies of wind and solar power plants. We believe that its benefits as a source of power are compelling, especially as a complement to the deployment of wind and solar powered energy sources and that the future long-term prospects for natural gas-fired power plant construction remain generally favorable as natural gas continues to be the primary source for power generation in our country. The abundant availability of inexpensive, less carbon-intense and higher efficiency natural gas in the U.S. should continue to be a significant factor in the economic assessment of future power generation capacity additions although the pace of new opportunities emerging may be restrained and the starts of awarded EPC projects may be delayed.

Throughout the U.S., the risk of electricity shortages is rising as traditional power plants are being retired more quickly than they can be replaced by renewable energy and battery storage. Power grids are feeling the strain as the U.S. makes the historic transition from conventional power plants fueled by coal and natural gas to cleaner forms of energy such as wind and solar power, and aging nuclear plants are slated for retirement. Electric-grid operators are warning that power-generating capacity is struggling to keep up with demand, a gap that could lead to additional rolling blackouts during heat waves or other peak periods as soon as this year.

California’s grid operator recently stated that it anticipates a shortfall in supplies this summer, especially if extreme heat, wildfires or delays in bringing new power sources online exacerbate the constraints. The Midcontinent Independent System Operator, or “MISO”, which oversees a large regional grid spanning much of the Midwest, expects that capacity shortages may force it to take emergency measures to meet summer demand and flagged the risk of outages. Texas has experienced tight electricity supply conditions during the current Southern heat wave. The challenge is that wind and solar farms do not produce electricity at all times and need large batteries to store their output for later use. While a large amount of battery storage is under development, regional grid operators have lately warned that the pace may not be fast enough to offset the closures of traditional power plants that can work around the clock.

Accelerating the build-out of renewable energy sources and batteries has become an especially difficult proposition amid supply-chain challenges and inflation. For example, the highly publicized probe by the U.S. Commerce Department into whether Chinese solar manufacturers are circumventing trade tariffs on solar panels had the effect of halting imports of key components needed to build new solar farms and effectively brought the U.S. solar industry to a temporary, but virtual, standstill, although work at our solar energy project in Pennsylvania continues.

In its 2022 Summer Reliability Assessment, the North American Electric Reliability Corporation, which presents forward-looking evaluations of power sufficiency, warned that an unprecedented array of risks that threaten electricity generation output demand or demand spikes could imperil the reliability of every North American bulk power system west of MISO this summer. The power generation shortfalls have forced certain grid operators to react by taking measures to keep aging fossil-fueled power plants online to assure adequate supplies of electricity.

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

In February 2022, there were record-breaking sales of six offshore wind leases off the coasts of New York and New Jersey. This was followed by the federal government’s defining up to eight additional areas for possible future offshore wind development off the coast of Oregon and the Mid-Atlantic coast in April 2022. However, U.S. offshore wind projects progress inconsistently, facing challenges in the areas of environmental and fishery impacts, grid connection complexities, transmission planning  and federal permitting processes. Further, U.S. projects are confronted by shipping regulations that may limit the ability of developers to replicate successful European erection models. Proponents of clean energy also face political challenges from constituencies who oppose the impacts to wildlife and the environment that may be caused by clean energy infrastructure projects.

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

We believe that it is also important to note that the plans for certain natural gas-fired power plant projects include the integration of hydrogen-burning capabilities. While the plants will initially burn natural gas alone, it is planned by the respective project owners that the plants will eventually burn a mixture of natural gas and green hydrogen, thereby establishing power-generation flexibility for these plants. We believe this is a winning combination that provides inexpensive and efficient power, enhances grid reliability and addresses clean-air concerns. The building of state-of-the-art power plants with flex-fuel capability replaces coal-fired power plants in the short term with relatively clean gas-fired electricity generation. Further, such additions to the power generation fleet provide the potential for the plants to burn 100% green hydrogen gas, which would provide both base load power and long duration backup power, when the sun is not shining and the wind is not blowing, for extended periods of time and without certain harmful air emissions.

The foregoing discussion in our “Market Outlook” does focus on the state of the domestic power market as the EPC services business of GPS provides the predominant amount of our revenues. However, overseas power markets provide important new power construction opportunities for us especially across Ireland and the U.K.

While both of these countries are committed to the increase in energy consumption sourced from wind and the sun on the pathway to net zero emissions, there is a recognition that these sources of electrical power are inherently variable. Other technologies will be required to support these power sources and to provide electricity when power demands exceed the amount of electricity supplied by these renewables. The existence of the necessary power reserve will require conventional generation sources, typically natural gas-fired power plants. APC was awarded the significant Kilroot project late in Fiscal 2022 to build a clean burning natural gas-fired power plant in Northern Ireland so that existing coal-fired power sources there can be shut down.

The U.K. usually holds auctions for power capacity about four years in advance of the delivery date and another auction for a smaller amount of capacity around a year before delivery. Evidence of the shifting power generation priorities in the U.K. are reflected in the results for Britain's auction to ensure enough electricity capacity for 2022/23 that were released in February 2022. Capacity cleared at a record high price. A total of nearly 5 gigawatts of capacity was procured in this auction, with nearly 70% of the power associated with gas-fired plants.

Last year, the Irish government issued a policy statement on the security of the electricity supply in Ireland which confirms the requirement for the development of new support technologies to deliver on its commitment to have 80% of the country’s electricity generated from renewables by 2030. The report emphasizes that this will require a combination of conventional generation (typically powered by natural gas), interconnection to other jurisdictions, demand flexibility and other technologies such as battery storage and generation from renewable gases. The Irish government has approved that the development of new conventional generation (including gas-fired and gasoil distillate-fired generation) is a national priority and should be permitted and supported in order to ensure the security of electricity supply while supporting the growth of renewable electricity generation.

As noted above, APC recently entered into engineering and construction services contracts with the ESB to construct three 65 MW aero-derivative gas turbine flexible generation power plants in and around Dublin, Ireland. All three projects are expected to operate intermittently during peak periods of electricity demand and as back-up supply options when renewable electricity generation is limited. A full notice to proceed has been received and project activities have commenced.

Further, the Irish government has recognized that the successful development of data centers in the country is a key aspect in promoting Ireland as a digital economy hot-spot in Europe. The stewards of the electricity supply in Ireland recognize that the large increase in electricity demand presented by the growth of the data center industry represents an evolving, significant risk to the security of the supply. Accordingly, guidelines have been published recently with the intent to protect both electricity consumers and the security of supply while continuing to allow data centers to connect to the electricity system. Assessment criteria for applications of data centers to obtain grid connections include, among other items, the ability of data center applicants to bring onsite dispatchable power generation (and/or storage) equivalent to or greater than their demand in order to support the security of supply. It is expected that any dispatchable on-site generation that uses fossil fuel sources developed by data center operators will use natural gas as the fuel source. Currently, APC is completing a project to install natural gas-fired power generation for a major data center in the Dublin area.

In our 2022 Annual Report, we identified that there are risks to our businesses, particularly APC, related to the war in Ukraine. However, our APC business may benefit from an increased focus by European Union countries on the import of liquid natural gas as an alternative to piped supplies from Russia. The construction of new conversion facilities, pipelines and power plants could provide new construction opportunities for the Company.

APC is actively pursuing other new business opportunities in both the renewable and support sectors with its existing and new clients. The governments of Ireland and the U.K. have already made funds available to develop and support specific projects. The engineering and construction teams of APC are engaged in continuous discussions with particular stakeholders in certain of these other projects and APC is confident that it will be part of their eventual execution.

Over the past few years, GPS has provided top management guidance and project management expertise to APC as it completed its subcontract efforts for a biomass-burning power plant and won the awards of the projects to build new gas-fired power plant units near Belfast and Dublin. APC has provided project management manpower to GPS on several of its EPC services contracts. These recent experiences have demonstrated that the two companies can combine resources effectively. Considerations of the manner in which GPS and APC will work together in the future are becoming more substantive in view of emerging new business opportunities in the U.K. and Ireland, the strength of the reputation of GPS for successfully completing large gas-fired power plant projects in the U.S. and the growing recognition in the power community in Ireland and the U.K. that APC is positioned and has the capability to build larger and more complex power projects.

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

Comparison of the Results of Operations for the Three Months Ended April 30, 2022 and 2021

We reported net income attributable to our stockholders of $7.5 million, or $0.50 per diluted share, for the three months ended April 30, 2022. For the comparable period of the prior year we reported net income attributable to our stockholders of approximately $10.8 million, or $0.67 per diluted share.

The following schedule compares our operating results for the three months ended April 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended April 30,
	2022	2021	$ Change	% Change
REVENUES
Power industry services	$73,949	$97,172	$(23,223)	(23.9)%
Industrial fabrication and field services	22,501	26,658	(4,157)	(15.6)
Telecommunications infrastructure services	3,827	2,511	1,316	52.4
Revenues	100,277	126,341	(26,064)	(20.6)
COST OF REVENUES
Power industry services	59,035	78,669	(19,634)	(25.0)
Industrial fabrication and field services	18,680	21,969	(3,289)	(15.0)
Telecommunications infrastructure services	2,824	1,989	835	42.0
Cost of revenues	80,539	102,627	(22,088)	(21.5)
GROSS PROFIT	19,738	23,714	(3,976)	(16.8)
Selling, general and administrative expenses	10,575	9,892	683	6.9
INCOME FROM OPERATIONS	9,163	13,822	(4,659)	(33.7)
Other income, net	595	712	(117)	(16.4)
INCOME BEFORE INCOME TAXES	9,758	14,534	(4,776)	(32.9)
Income tax expense	(2,273)	(3,768)	1,495	39.7
NET INCOME ATTRIBUTABLE TO
THE STOCKHOLDERS OF ARGAN, INC.	$7,485	$10,766	$(3,281)	(30.5)%

Revenues

Power Industry Services

The revenues of the power industry services segment, representing the businesses of GPS and APC, decreased by 23.9%, or $23.2 million, to $73.9 million for the three months ended April 30, 2022 compared with revenues of $97.2 million for the three months ended April 30, 2021 as the quarterly construction activities associated with the Guernsey Power Station project have passed peak levels and APC completed its construction activities associated with the Teesside Renewable Energy Project (“TeesREP”) last year. The reduction in revenues between the quarters also was impacted by a slowdown in construction activities associated with the Maple Hill solar energy project as it was adversely effected by the disruption in the supply of photovoltaic panels that is expected to be temporary. The revenues of this business segment represented approximately 73.7% of consolidated revenues for the quarter ended April 30, 2022 and 76.9% of consolidated revenues for the corresponding prior year quarter.

The primary driver for the revenues of this segment for the three months ended April 30, 2021 were the revenues associated with the construction of the Guernsey Power Station as the construction activities on this project were at peak levels.

Industrial Fabrication and Field Services

The revenues of our industrial fabrication and field services segment (representing the business of TRC) decreased by $4.2 million, or 15.6%, to $22.5 million for the three months ended April 30, 2022 compared to revenues of $26.7 million for the three months ended April 30, 2021 as the amount of pipe and fabrication declined. For the three months ended April 30, 2022 and 2021, the revenues of this segment represented 22.4% and 21.1% of consolidated revenues for the corresponding periods.

TRC’s performance for the three-month period ended April 30, 2021 was particularly strong as it reflected significant increases in revenues earned on field services activities during the period, as well as increases in revenues associated with pipe and vessel fabrication works. The major customers of TRC include some of North America’s largest fertilizer producers, as well as other chemical, mining, forest products, construction and energy companies with plants, facilities and other sites located primarily in the southeastern region of the U.S.

Telecommunications Infrastructure Services

The revenue results of this business segment (representing the business of SMC) were $3.8 million for the three-month period ended April 30, 2022, an increase of $1.3 million, or 52.4%, from the amount of revenues earned during the three months ended April 30, 2021. The improvement in revenues between the quarters related to increased project activities for both outside-premises and inside-premises customers, including the customers of Lee Telecom, Inc., a company acquired by SMC in December 2021.

Cost of Revenues

With the decrease in consolidated revenues for the three months ended April 30, 2022 compared with last year’s first quarter ended April 30, 2021, the consolidated cost of revenues also decreased between the quarters. These costs were $80.5 million and $102.6 million for the three month periods ended April 30, 2022 and 2021, respectively, representing a decrease of approximately 21.5%.

For the three-month period ended April 30, 2022, we reported a consolidated gross profit of approximately $19.7 million which represented a gross profit percentage of approximately 19.7% of corresponding consolidated revenues. The gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments were 20.2%, 17.0% and 26.2%, respectively, for the quarter ended April 30, 2022.

Our consolidated gross profit reported for the three-month period ended April 30, 2021 was $23.7 million, which represented a gross profit percentage of approximately 18.8% of corresponding consolidated revenues. The gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments were 19.0%, 17.6% and 20.8%, respectively, for the quarter ended April 30, 2021.

Selling, General and Administrative Expenses

These costs were $10.6 million and $9.9 million for the three months ended April 30, 2022 and 2021, respectively, representing an increase of $0.7 million between the quarters, or 6.9%, which occurred within each of our reporting segments primary due to increased professional fees and stock compensation expense.

Other Income

We reported other income, net, in the amount of $0.6 million for the three months ended April 30, 2022 which included primarily earnings associated with our solar fund investments. In April 2021, APC received a research and development credit payment from the government of the U.K. related to certain qualifying works performed on TeesREP during Fiscal 2019. Net of related costs, the payment amount of $0.7 million, much like a grant, was included in other income for the three months ended April 30, 2021.

Income Taxes

We incurred income tax expense for the three months ended April 30, 2022 in the amount of approximately $2.3 million, which reflects an estimated annual effective income tax rate of 23.7% for the current year, before discrete items. This estimated tax rate differs from the statutory federal tax rate of 21% due primarily to the unfavorable effects of state income taxes and estimated permanent differences for the year including certain nondeductible executive compensation and global intangible low taxed income (“GILTI”).

For the three months ended April 30, 2021, we reported income tax expense in the amount of approximately $3.8 million, which reflected an estimated annual effective income tax rate of approximately 25.1% for the year, before discrete items, that was estimated at the time. This tax rate differed from the statutory federal tax rate of 21% due primarily to the unfavorable effects of state income taxes and permanent differences, including certain nondeductible executive compensation and the non-deductible portions of the out-of-pocket travel and living expenses incurred by the large numbers of our project and craft employees who were working at offsite project locations.

Liquidity and Capital Resources as of April 30, 2022

At April 30 and January 31, 2022, our balances of cash and cash equivalents were $192.3 million and $350.5 million, respectively, which represented a decrease of $158.2 million. During the three months between these dates, our working capital decreased by $22.9 million to $261.3 million as of April 30, 2022 from $284.3 million as of January 31, 2022.

The net amount of cash used in operating activities for the three months ended April 30, 2022 was $39.7 million. Our net income for the three months ended April 30, 2022, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $9.8 million. However, reductions in the balance of contract liabilities and the combined level of accounts payable and accrued expenses in the amounts of $20.9 million and $15.2 million, respectively, represented uses of cash. Both of these reductions related primarily to the decline in the construction activity of the Guernsey Power Station project. Likewise, the increase in the amounts of accounts receivable, contract assets, prepaid expenses and other assets, in the total amount of $13.3 million, represented a use of cash during the period.

During the three months ended April 30, 2022, we also used cash to increase the level of our short-term investments, which consist entirely of CDs issued by the Bank, by $85.0 million. We also used $30.7 million cash in financing activities during the three months ended April 30, 2022, including $27.1 million used to repurchase shares of our common stock pursuant to our Share Repurchase Plan, and $3.7 million used for the payment of regular cash dividends. As of April 30, 2022, there were no restrictions with respect to inter-company payments between GPS, TRC, APC, SMC and the holding company. However, certain loans made by Argan to APC have been determined to be uncollectible.

During the three months ended April 30, 2021, our balance of cash and cash equivalents increased by a net amount of $30.0 million. The net amount of cash provided by operating activities for the three months ended April 30, 2021 was $17.3 million. Our net income for the period, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $13.8 million.  The sources of cash from operations also included the temporary increase in the balance of contract liabilities associated with projects at GPS and TRC in the amount of $27.5 million.

A reduction in the combined level of accounts payable and accrued expenses and an increase in the amount of accounts receivable, in the respective amounts of $21.6 million and $3.7 million, represented uses of cash for the three months ended April 30, 2021.

Other primary sources of cash for the three months ended April 30, 2021 were the net maturities of short-term investments and the proceeds associated with the exercise of stock options in the amounts of $20.0 million and $1.0 million, respectively. Non-operating activities also used cash during the three months ended April 30, 2021, including the payment of a regular cash dividend in the amount of $3.9 million, payments made to a solar energy investment company in the amount of $3.5 million and capital expenditures in the amount of $0.8 million.

At April 30, 2022, most of our balance of cash and cash equivalents was invested in a money market fund with most of its total assets invested in cash, U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. The major portion of our domestic operating bank account balances are maintained with the Bank. We do maintain certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of the operations of APC.

The original term of our Credit Agreement with the Bank was scheduled to expire on May 31, 2021. During April 2021, the Company and the Bank agreed to an amendment to the Credit Agreement which extended the expiration date of the Credit Agreement to May 31, 2024 and reduced the borrowing rate. The Credit Agreement includes the following features, among others: a lending commitment of $50.0 million including a revolving loan with interest at the 30 day LIBOR plus 1.6% (reduced from 2.0%), and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions. We may also use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business as defined by the Bank. At April 30, 2022, we had no outstanding borrowings, however, the Bank has issued letters of credit in the total outstanding amount of $21.1 million in support of the activities of APC under new customer contracts. In connection with the project development activities of the VIE, the Bank issued a letter of credit, outside the scope of the Credit Agreement, in the approximate amount of $3.4 million for which we have provided cash collateral. The Company expects to amend the Credit Agreement again during Fiscal 2023 in order to replace LIBOR with an equivalent benchmark rate. The Company does not expect that the change will materially impact its consolidated financial statements.

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement requires that we comply with certain financial covenants at our fiscal year-end and at each fiscal quarter-end, and includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. At April 30, 2022 and January 31, 2022, we were compliant with the covenants of the Credit Agreement.

In the normal course of business and for certain major projects, we may be required to obtain surety or performance bonding, to provide parent company guarantees, or to cause the issuance of letters of credit (or some combination thereof) in order to provide performance assurances to clients on behalf of one of our subsidiaries.

If our services under a guaranteed project would not be completed or would be determined to have resulted in a material defect or other material deficiency, then we could be responsible for monetary damages or other legal remedies. As is typically required by any surety bond, we would be obligated to reimburse the issuer of any surety bond provided on behalf of a subsidiary for any cash payments made thereunder. The commitments under performance bonds generally end concurrently with the expiration of the related contractual obligation. Not all of our projects require bonding.

As of April 30, 2022, the value of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, was approximately $187.0 million. In addition, as of April 30, 2022, there were bonds outstanding in the aggregate amount of approximately $1.1 million covering other risks including warranty obligations related to completed activities; the majority of these bonds expire at various dates over the next two years.

We have also provided a financial guarantee on behalf of GPS to an original equipment manufacturer in the amount of $3.6 million to support project developmental efforts. A liability was established for the estimated loss related to this guarantee during Fiscal 2022.

When sufficient information about claims related to our performance on projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such losses. As our subsidiaries are wholly-owned, any actual liability related to contract performance is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. Any amounts that we may be required to pay in excess of the estimated costs to complete contracts in progress as of April 30, 2022 are not estimable.

Returns on money market instruments and certificates of deposit are currently limited due to market conditions. With the desire to increase the amount of return on its available cash, the Company has invested approximately $6.3 million in limited liability companies that makes equity investments in solar energy projects that are eligible to receive energy tax credits. It is likely that we will evaluate opportunities to make other solar energy investments of this type in the future.

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

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

The table following immediately below presents the determinations of EBITDA for the three months ended April 30, 2022 and 2021, respectively (amounts in thousands).

	Three Months Ended
	April 30,
	2022	2021
Net income, as reported	$7,485	$10,766
Income tax expense	2,273	3,768
Depreciation	809	882
Amortization of purchased intangible assets	166	228
EBITDA	10,733	15,644
EBITDA of the non-controlling interest	—	—
EBITDA attributable to the stockholders of Argan, Inc.	$10,733	$15,644

We believe that EBITDA is a meaningful presentation that enables us to assess and compare our operating performance on a consistent basis by removing from our operating results the impacts of our capital structure, the effects of the accounting methods used to compute depreciation and amortization and the effects of operating in different income tax jurisdictions. Further, we believe that EBITDA is widely used by investors and analysts as a measure of performance.

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

We consider the accounting policies related to revenue recognition on long-term construction contracts; income tax reporting; the accounting for business combinations; the subsequent valuation of goodwill, other indefinite-lived assets and long-lived assets; and the financial reporting associated with any significant claims or legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for special purpose entities including joint ventures and variable interest entities. An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report. During the three months ended April 30, 2022, there have been no material changes in the way we apply the critical accounting policies described therein.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that have not yet been adopted that we consider material to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of April 30, 2022, we had no outstanding borrowings under our financing arrangements with the Bank (see Note 6 to the accompanying condensed consolidated financial statements), which provide a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2024 with interest at 30-day LIBOR plus 1.6% going forward. During the three months ended April 30, 2022 and 2021, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk.

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

We maintain a substantial amount of our temporarily investable cash in certificates of deposit and in a money market fund (see Note 3 of the accompanying condensed consolidated financial statements). As of April 30, 2022, the weighted average number of days until maturity for the short-term investments and money market fund is 330 days. The weighted average annual interest rate of our certificates of deposit of $175.0 million, which are classified as short-term investments, and the money market fund of $227.5 million was 0.58%. To illustrate the potential impact of changes in the overall interest rate associated with our investable cash balance at April 30, 2022 on our annual results of operations, we present the following hypothetical analysis. It assumes that our condensed consolidated balance sheet as of April 30, 2022 remains constant, and no further actions are taken to alter our existing interest rate sensitivity, including reinvestments. As the blended weighted average interest rate was 0.58% at April 30, 2022, the largest decrease in the interest rates presented below is 58 basis points (dollars in thousands).

	Increase (Decrease) in	Increase (Decrease) in	Net Increase (Decrease) in
Basis Point Change	Interest Income	Interest Expense	Income (Pre-Tax)
Up 300 basis points	$10,191	$—	$10,191
Up 200 basis points	6,794	—	6,794
Up 100 basis points	3,397	—	3,397
Down 58 basis points	(1,367)	—	(1,367)

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

In the “Risk Factors” section of our Annual Report, we included discussion of the risks to our fixed price contracts if actual contract costs rise above the estimated amounts of such costs that support corresponding contract prices. Identified as factors that could cause contract cost overruns, project delays or other unfavorable effects on our contracts, among other circumstances and events, are delays in the scheduled deliveries of machinery and equipment ordered by us or project owners, unforeseen increases in the costs of labor, warranties, raw materials, components or equipment or the failure or inability to obtain resources when needed.

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

Our operations have been challenged by the well-publicized global supply chain disruptions. While management of the risks associated with the inability to obtain machinery, equipment and other materials when needed continues to include our best efforts, we are concerned that the supply chain uncertainties may be impacting project owners’ confidence in commencing new work which may adversely affect our expected levels of revenues until the supply chain disruptions dissipate.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of April 30, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to the Company and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure in the reports.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we may have pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 13, 2022, we made a filing on Current Report Form 8-K announcing an additional authorized increase in our Share Repurchase Plan, from $50 million to $75 million. The repurchases may occur in the open market or through investment banking institutions, privately-negotiated transactions, or direct purchases, and the timing and amount of stock repurchase transactions will depend on market and business conditions, applicable legal and credit requirements and other corporate considerations. In accordance with the SEC’s Rule 10b5-1, and pursuant to the Share Repurchase Plan, we have allowed, and may in the future allow, the repurchase of our common stock during trading blackout periods by an investment banking firm or other institution agent acting on our behalf pursuant to predetermined parameters.

Information related to our share repurchases for the three months ended April 30, 2022 follows.

			Total Number of	Value of Shares That May Yet
			Shares Purchased as Part of	Be Purchased under the
	Total Number of	Average Price per	Publicly Announced	Plans or Programs
Period	Shares Repurchased	Share Paid	Plans or Programs	(Dollars in Thousands)
February 1 - 28, 2022	310,100	$38.28	310,100	$17,758
March 1 - 31, 2022	91,683	$39.59	91,683	$14,128
April 1 - 30, 2022	309,096	$37.45	309,096	$27,552
Total	710,879	$38.09	710,879

Subsequent to April 30, 2022, we repurchased shares of our common stock pursuant to the Share Repurchase Plan. As of June 8, 2022, the Company had repurchased 383,177 shares since the end of the quarter, all on the open market, for an aggregate price of approximately $14.2 million, or $37.14 per share.

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

ARGAN, INC.

June 8, 2022	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

June 8, 2022	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary