Form 10-Q
period 2022-07-31
ARGAN INC
filed 2022-09-08
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

July 31, 2022

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

Common stock, $0.15 par value: 13,884,195 shares as of September 6, 2022.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
REVENUES	$118,110	$133,008	$218,387	$259,349
Cost of revenues	93,723	105,356	174,262	207,983
GROSS PROFIT	24,387	27,652	44,125	51,366
Selling, general and administrative expenses	10,984	10,331	21,559	20,223
INCOME FROM OPERATIONS	13,403	17,321	22,566	31,143
Other income (expense), net	505	(260)	1,100	452
INCOME BEFORE INCOME TAXES	13,908	17,061	23,666	31,595
Income tax expense	(9,686)	(4,191)	(11,959)	(7,959)
NET INCOME	4,222	12,870	11,707	23,636
Foreign currency translation adjustments	(687)	(139)	(1,951)	(257)
COMPREHENSIVE INCOME	$3,535	$12,731	$9,756	$23,379

NET INCOME PER SHARE
Basic	$0.30	$0.82	$0.81	$1.50
Diluted	$0.30	$0.81	$0.80	$1.48

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	14,134	15,769	14,516	15,748
Diluted	14,247	15,982	14,616	15,978

CASH DIVIDENDS PER SHARE	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	July 31,	January 31,
	2022	2022
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$143,344	$350,472
Short-term investments	175,643	90,026
Accounts receivable, net	24,888	26,978
Contract assets	8,678	4,904
Other current assets	25,640	34,904
TOTAL CURRENT ASSETS	378,193	507,284
Property, plant and equipment, net	9,507	10,460
Goodwill	28,033	28,033
Other purchased intangible assets, net	2,941	3,322
Right-of-use, deferred tax and other assets	4,396	4,486
TOTAL ASSETS	$423,070	$553,585

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$38,180	$41,822
Accrued expenses	39,816	53,315
Contract liabilities	64,016	127,890
TOTAL CURRENT LIABILITIES	142,012	223,027
Noncurrent liabilities	4,022	4,963
TOTAL LIABILITIES	146,034	227,990

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 15,827,772 and 15,788,673 shares issued at July 31, 2022 and January 31, 2022, respectively; 13,884,195 and 15,257,688 shares outstanding at July 31, 2022 and January 31, 2022, respectively	2,374	2,368
Additional paid-in capital	160,229	158,190
Retained earnings	193,205	188,690
Less treasury stock, at cost – 1,943,577 and 530,985 shares at July 31, 2022 and January 31, 2022, respectively	(73,573)	(20,405)
Accumulated other comprehensive loss	(4,402)	(2,451)
TOTAL STOCKHOLDERS’ EQUITY	277,833	326,392
Non-controlling interest	(797)	(797)
TOTAL EQUITY	277,036	325,595
TOTAL LIABILITIES AND EQUITY	$423,070	$553,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2022 AND 2021

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional			Accumulated
	Outstanding	Par	Paid-in	Retained	Treasury	Other Comprehensive	Non-controlling	Total
	Shares	Value	Capital	Earnings	Stock	Loss	Interest	Equity
Balances, May 1, 2022	14,585,908	$2,374	$159,170	$192,463	$(47,482)	$(3,715)	$(797)	$302,013
Net income	—	—	—	4,222	—	—	—	4,222
Foreign currency translation loss	—	—	—	—	—	(687)	—	(687)
Stock compensation expense	—	—	1,059	—	—	—	—	1,059
Common stock repurchases	(701,713)	—	—	—	(26,091)	—	—	(26,091)
Cash dividends	—	—	—	(3,480)	—	—	—	(3,480)
Balances, July 31, 2022	13,884,195	$2,374	$160,229	$193,205	$(73,573)	$(4,402)	$(797)	$277,036

Balances, May 1, 2021	15,769,440	$2,366	$155,007	$172,934	$(33)	$(1,199)	$1,741	$330,816
Net income	—	—	—	12,870	—	—	—	12,870
Foreign currency translation loss	—	—	—	—	—	(139)	—	(139)
Stock compensation expense	—	—	930	—	—	—	—	930
Cash dividends	—	—	—	(3,942)	—	—	—	(3,942)
Balances, July 31, 2021	15,769,440	$2,366	$155,937	$181,862	$(33)	$(1,338)	$1,741	$340,535

Balances, February 1, 2022	15,257,688	$2,368	$158,190	$188,690	$(20,405)	$(2,451)	$(797)	$325,595
Net income	—	—	—	11,707		—	—	11,707
Foreign currency translation loss	—	—	—	—	—	(1,951)	—	(1,951)
Stock compensation expense	—	—	1,979	—	—	—	—	1,979
Stock option exercises and other share-based award settlements	39,099	6	60	—	—	—	—	66
Common stock repurchases	(1,412,592)	—	—	—	(53,168)	—	—	(53,168)
Cash dividends	—	—	—	(7,192)	—	—	—	(7,192)
Balances, July 31, 2022	13,884,195	$2,374	$160,229	$193,205	$(73,573)	$(4,402)	$(797)	$277,036

Balances, February 1, 2021	15,702,969	$2,356	$153,315	$166,110	$(33)	$(1,081)	$1,741	$322,408
Net income	—	—	—	23,636	—	—	—	23,636
Foreign currency translation loss	—	—	—	—	—	(257)	—	(257)
Stock compensation expense	—	—	1,609	—	—	—	—	1,609
Stock option exercises and other share-based award settlements	66,471	10	1,013	—	—	—	—	1,023
Cash dividends	—	—	—	(7,884)	—	—	—	(7,884)
Balances, July 31, 2021	15,769,440	$2,366	$155,937	$181,862	$(33)	$(1,338)	$1,741	$340,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,707	$23,636
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Stock compensation expense	1,979	1,609
Depreciation	1,556	1,741
Lease expense	1,319	1,938
Equity in (income) loss of solar energy investments	(1,070)	325
Deferred income tax expense	373	1,001
Amortization of purchased intangible assets	399	453
Other	(609)	(96)
Changes in operating assets and liabilities
Accounts receivable	2,090	(14,407)
Contract assets	(3,774)	1,258
Other assets	9,252	(3,161)
Accounts payable and accrued expenses	(16,124)	(8,793)
Contract liabilities	(63,874)	41,680
Net cash (used in) provided by operating activities	(56,776)	47,184

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(175,000)	—
Maturities of short-term investments	90,000	50,000
Purchases of property, plant and equipment	(638)	(1,011)
Investments in solar energy projects	—	(4,085)
Net cash (used in) provided by investing activities	(85,638)	44,904

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchases	(53,168)	—
Payments of cash dividends	(7,192)	(7,884)
Proceeds from the exercise of stock options	66	1,023
Net cash used in financing activities	(60,294)	(6,861)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(4,420)	(483)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(207,128)	84,744
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	350,472	366,671
CASH AND CASH EQUIVALENTS, END OF PERIOD	$143,344	$451,415

SUPPLEMENTAL CASH FLOW INFORMATION (see Notes 7 and 10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

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

The Company’s fiscal year ends on January 31 of each year. The condensed consolidated balance sheet as of July 31, 2022, the condensed consolidated statements of earnings and stockholders’ equity for the three and six months ended July 31, 2022 and 2021, and the condensed consolidated statements of cash flows for the three and six months ended July 31, 2022 and 2021 are unaudited. The condensed consolidated balance sheet as of January 31, 2022 has been derived from audited financial statements. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto, and the independent registered public accounting firm’s report thereon, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (“Fiscal 2022”).

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of July 31, 2022, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

GPS provided financing for the development efforts through notes receivable from the consolidated VIE that was established by the project owner. The project owner was unable to obtain the necessary equity financing for the project and GPS ceased providing project development funding. The repayment of the notes to GPS is overdue. Accordingly, the Company believes that the completion of the development of this project has been significantly jeopardized and that it is doubtful that construction of this power plant will occur. Accordingly, during the fourth quarter of Fiscal 2022, we recorded an impairment loss related to the capitalized project development costs of this project in the amount of $7.9 million, of which $2.5 million was attributed to the non-controlling interest. In March 2022, the project owner publicly announced the cancellation of this power plant project.

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

Contract assets include amounts that represent the rights to receive payment for goods or services that have been transferred to the project owner, with the rights conditional upon something other than the passage of time. Contract liabilities include amounts that reflect obligations to provide goods or services for which payment has been received. Contract retentions are billed amounts which, pursuant to the terms of the applicable contract, are not paid by project owners until a defined phase of a contract or project has been completed and accepted. These retained amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. Retention amounts and the length of retention periods may vary. Retainage amounts related to active contracts are considered current regardless of the term of the applicable contract; such amounts are generally collected by the completion of the applicable contract. The amounts retained by project owners under construction contracts at July 31, 2022 and January 31, 2022 were $43.6 million and $40.4 million, respectively.

Variable Consideration

Amounts for contract variations for which the Company has project-owner directive for additional work or other scope change, but not for the price associated with the corresponding additional effort, are included in the transaction price when it is considered probable that the applicable costs will be recovered through a modification to the contract price. The effects of any revision to a transaction price can be determined at any time and they could be material. The Company includes in the corresponding transaction price an estimate of the amount that it expects to receive from a claim based on management’s judgement regarding all reasonably available information. Once a final amount has been determined, the transaction price will be revised again to reflect the final resolution. At July 31, 2022 and January 31, 2022, the aggregate amounts of such contract variations included in the transaction prices that were still pending customer acceptance were $4.3 million and $7.5 million, respectively. Variations related to the Company’s contracts typically represent modifications to the existing contracts and performance obligations, and do not represent new performance obligations. Actual costs related to any changes in the scope of the corresponding contract are expensed as they are incurred. Changes to total estimated contract costs and losses, if any, are reflected in operating results for the period in which they are determined.

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

At July 31, 2022, the Company had RUPO of $372.0 million. The largest portion of RUPO at any date usually relates to EPC service contracts with typical performance durations of one to three years. However, the length of certain significant construction projects may exceed three years. The Company estimates that approximately 51% of the RUPO amount at July 31, 2022 will be included in the amount of consolidated revenues that will be recognized during the remainder of the fiscal year ending January 31, 2023 (“Fiscal 2023”). Most of the remaining amount of the RUPO amount at July 31, 2022 is expected to be recognized in revenues during the fiscal year ending January 31, 2024 (“Fiscal 2024”). Revenues for future periods will also include customer contract amounts added to RUPO subsequent to July 31, 2022.

It is important to note that estimates may be changed in the future and that cancellations, deferrals, or scope adjustments may occur related to work included in the amount of RUPO at July 31, 2022. Accordingly, RUPO may be adjusted to reflect project delays and cancellations, revisions to project scope and cost and foreign currency exchange fluctuations, or to revise estimates, as effects become known. Such adjustments may materially reduce future revenues below Company estimates.

Disaggregation of Revenues

The following table presents consolidated revenues for the three and six months ended July 31, 2022 and 2021, disaggregated by the geographic area where the corresponding projects were located:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
United States	$93,949	$123,380	$174,221	$238,871
Republic of Ireland	15,532	7,556	25,186	12,249
United Kingdom	8,629	1,630	18,980	7,787
Other	—	442	—	442
Consolidated Revenues	$118,110	$133,008	$218,387	$259,349

The major portion of the Company’s consolidated revenues are recognized pursuant to fixed-price contracts with most of the remaining portions earned pursuant to time-and-material contracts. Consolidated revenues are disaggregated by reportable segment in Note 14 to the condensed consolidated financial statements.

NOTE 3 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At July 31, 2022 and January 31, 2022, certain amounts of cash equivalents were invested in money market funds with net assets invested in high-quality money market instruments. Such investments include U.S. Treasury obligations; obligations of U.S. government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by U.S. government obligations. The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Short-term investments as of July 31, 2022 and January 31, 2022 consisted solely of certificates of deposit purchased from Bank of America (the “Bank”) with weighted average initial maturities of less than one year (the “CDs”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest. Interest income is recorded when earned and is included in other income. At July 31, 2022 and January 31, 2022, the weighted average annual interest rates of the outstanding CDs were 0.9% and 0.1%, respectively.

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

NOTE 4 – ACCOUNTS AND NOTES RECEIVABLE

The Company generally extends credit to a customer based on an evaluation of the customer’s financial condition, without requiring tangible collateral. Exposure to losses on accounts and notes receivable is expected to differ due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and may establish an allowance for credit losses based on management’s estimate of the loss that is expected to occur over the remaining life of the particular financial asset. The amounts of any credit losses for the three and six months ended July 31, 2022 and 2021 were insignificant. The amount of the allowance for credit losses at both July 31, 2022 and January 31, 2022 was $2.4 million.

NOTE 5 – PURCHASED INTANGIBLE ASSETS

At both July 31, 2022 and January 31, 2022, the goodwill balances related primarily to GPS and TRC were $18.5 million and $9.5 million, respectively. Management does not believe that any events or circumstances that have occurred or arisen since January 31, 2022, require an updated assessment of the goodwill balances of either GPS or TRC.

The Company’s purchased intangible assets, other than goodwill, related primarily to TRC and consisted of the following elements as of July 31, 2022 and January 31, 2022:

		July 31, 2022			January 31,
	Estimated	Gross	Accumulated	Net	2022, (net
	Useful Life	Amounts	Amortization	Amounts	amounts)

Trade name	15 years	$4,499	$2,000	$2,499	$2,650
Process certifications	7 years	1,897	1,807	90	226
Customer relationships	10 years	916	610	306	351
Customer contracts	< 1 year	114	68	46	95
Totals		$7,426	$4,485	$2,941	$3,322

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

At July 31, 2022, the Company did not have any borrowings outstanding under the Credit Agreement. However, the Bank has issued outstanding letters of credit in the total amount of $15.1 million in support of the activities of APC under existing customer contracts. In connection with the project development activities of the VIE that is described in Note 1, the Bank issued a letter of credit, outside the scope of the Credit Agreement, in the approximate amount of $3.4 million as of July 31, 2022 and January 31, 2022, for which the Company has provided cash collateral. As of July 31, 2022, no amounts have been drawn against this letter of credit.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of July 31, 2022 and January 31, 2022, the Company was in compliance with the covenants of the Credit Agreement.

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

Operating lease expense amounts are recorded on a straight-line basis over the expected lease terms and were $0.5 million and $1.3 million for the three and six months ended July 31, 2022, respectively, and were $1.1 million and $1.9 million for the three and six months ended July 31, 2021, respectively. Operating lease payments for the three and six months ended July 31, 2022 were $0.5 million and $1.3 million, respectively, and they were $1.1 million and $1.9 million for the three and six months ended July 31, 2021, respectively. For operating leases as of July 31, 2022, the weighted average lease term is 60 months and the weighted average discount rate is 2.4%. The aggregate amounts of operating leases added during the six months ended July 31, 2022 and 2021 were $0.5 million and $0.8 million, respectively.

The following is a schedule of future minimum lease payments for the operating leases that were recognized in the condensed consolidated balance sheet as of July 31, 2022.

Years Ending January 31,
2023 (remainder)	$640
2024	540
2025	380
2026	250
2027	231
Thereafter	1,025
Total lease payments	3,066
Less interest portion	182
Present value of lease payments	2,884
Less current portion (included in accrued expenses)	894
Non-current portion (included in noncurrent liabilities)	$1,990

Payments for the occupancy by TRC of its primary offices and plant, which are made to the founder and retired chief executive officer of TRC based on an annual rental rate of $0.5 million, are being made on a month-to-month rental basis.

The Company also uses equipment and occupies other facilities under short-term rental agreements. Rent expense amounts incurred under short-term rental agreements were $3.0 million and $5.3 million, respectively for the three and six months ended July 31, 2022. Rent expense amounts incurred under these types of arrangements for the three and six months ended July 31, 2021 was $2.5 million and $4.9 million, respectively.

Performance Bonds and Guarantees

In the normal course of business and for certain major projects, the Company may be required to obtain surety or performance bonding, to cause the issuance of letters of credit, or to provide parent company guarantees (or some combination thereof) in order to provide performance assurances to clients on behalf of its contractor subsidiaries. As these subsidiaries are wholly-owned, any actual liability is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. When sufficient information about claims on guaranteed or bonded projects would be available and monetary damages or other costs or losses would be determined to be probable, the Company would record such losses. Any amounts that may be required to be paid in excess of the estimated costs to complete contracts in progress as of July 31, 2022 are not estimable.

As of July 31, 2022, the value of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, was approximately $139.6 million. In addition, as of July 31, 2022, there were bonds outstanding in the aggregate amount of approximately $1.0 million covering other risks including warranty obligations related to completed activities; these bonds expire at various dates over the next two years. Not all of our projects require bonding.

As of July 31, 2022 and January 31, 2022, the Company had also provided a financial guarantee, subject to certain terms and conditions, on behalf of GPS to an original equipment manufacturer in the amount of $3.6 million in support of business development efforts. A liability was established for the estimated loss related to this guarantee during Fiscal 2022.

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

NOTE 8 – LEGAL CONTINGENCIES

In the normal course of business, the Company may have pending claims and legal proceedings. In the opinion of management, based on information available at this time, there are no current claims and proceedings that are expected to have a material adverse effect on the condensed consolidated financial statements as of July 31, 2022.

NOTE 9 – STOCK-BASED COMPENSATION

On June 23, 2020, the Company’s stockholders approved the adoption of the 2020 Stock Plan (the “2020 Plan”), and the allocation of 500,000 shares of the Company’s common stock for issuance thereunder. The Company’s board of directors may make share-based awards under the 2020 Plan to officers, directors and key employees. The 2020 Plan replaced the 2011 Stock Plan (the “2011 Plan”); the Company’s authority to make awards pursuant to the 2011 Plan expired on July 19, 2021. Together, the 2020 Plan and the 2011 Plan are hereinafter referred to as the “Stock Plans.”

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

As of July 31, 2022, there were 1,963,635 shares of common stock reserved for issuance under the Stock Plans; this number includes 252,146 shares of common stock available for future awards under the 2020 Plan.

Stock Options

A summary of stock option activity under the Stock Plans for the six months ended July 31, 2022, along with corresponding weighted average per share amounts, is presented below (shares in thousands):

		Exercise	Remaining
	Shares	Price	Term (years)	Fair Value
Outstanding, February 1, 2022	1,405	$44.35	6.17	$10.31
Granted	38	$36.78
Exercised	(2)	$32.68
Forfeited	(10)	$56.27
Outstanding, July 31, 2022	1,431	$44.08	5.79	$10.19
Exercisable, July 31, 2022	1,192	$44.83	5.27	$10.74

Outstanding, July 31, 2021	1,398	$44.42	6.51	$10.41
Exercisable, July 31, 2021	1,022	$45.34	5.76	$11.20

The changes in the number of non-vested options to purchase shares of common stock for the six months ended July 31, 2022, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Non-vested, February 1, 2022	295	$7.80
Granted	38	$6.68
Vested	(94)	$8.24
Non-vested, July 31, 2022	239	$7.45

Non-vested, July 31, 2021	376	$8.27

The total intrinsic value amount of the stock options exercised during the six months ended July 31, 2021 was $0.3 million; the amount was not significant for the six months ended July 31, 2022. At July 31, 2022, the aggregate market value amounts of the shares of common stock subject to outstanding and exercisable stock options that were “in-the-money” exceeded the aggregate exercise prices of such options by $0.5 million and $0.3 million, respectively.

Restricted Stock Units

The Company awards restricted stock units to senior executives, members of the Company’s board of directors and certain other employees. Awardees earn the right to receive shares of common stock as certain performance goals are achieved and/or service periods are satisfied. Each restricted stock unit expires on the three-year anniversary of the award.

During the six months ended July 31, 2022, the Company awarded 47,000 performance-based restricted stock units, 7,500 renewable performance-based restricted stock units, 60,000 time-based restricted stock units and 2,604 shares based on the amount of cash dividends deemed paid on shares earned pursuant to the awards. During the six months ended July 31, 2021, the Company awarded 49,000 performance-based restricted stock units, 10,000 renewable performance-based restricted stock units and 49,500 time-based restricted stock units.

The changes in the maximum number of restricted stock units for the six months ended July 31, 2022, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Outstanding, February 1, 2022	222	$31.48
Awarded	117	$26.97
Issued	(37)	$38.51
Forfeited	(22)	$40.85
Outstanding, July 31, 2022	280	$29.46

Outstanding, July 31, 2021	190	$29.73

Fair Value

The fair value amounts of stock options and restricted stock units are recorded as stock compensation expense over the terms of the corresponding awards. Expense amounts related to stock awards were $1.1 million and $0.9 million for the three months ended July 31, 2022 and 2021, respectively. Expense amounts related to stock awards were $2.0 million and $1.6 million for the six months ended July 31, 2022 and 2021, respectively. At July 31, 2022, there was $7.5 million in unrecognized compensation cost related to outstanding stock awards that the Company expects to expense over the next three years.

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

The fair value amounts for the performance-based restricted stock units have been determined by using the per share market price of the Company’s common stock on the dates of award and, by assigning equal probabilities to the thirteen possible payout outcomes at the end of each three-year term, and by computing the weighted average of the outcome amounts. For each award, the estimated fair value amount was calculated to be 88.5% of the aggregate market value of the target number (which is 50% of the maximum number) of shares on the award date. For the renewable performance-based restricted stock units, the fair value of each award was determined to be 50% of the aggregate market value of the shares of common stock covered by the award on the date of the award. For the time-based restricted stock units, the fair value of each award equals the aggregate market price for the number of shares covered by each award on the date of award.

NOTE 10 – INCOME TAXES

Income Tax Expense Reconciliations

The Company’s income tax amounts for the six months ended July 31, 2022 and 2021 differed from corresponding amounts computed by applying the federal corporate income tax rate of 21% to the income before income taxes for the periods as presented below:

	Six Months Ended July 31,
	2022	2021
Computed expected income tax expense	$(4,970)	$(6,635)
Difference resulting from:
State income taxes, net of federal tax effect	(349)	(719)
Research and development credits adjustment	(6,181)	—
Deferred tax adjustments	(66)	(283)
Other permanent differences and adjustments, net	(393)	(322)
Income tax expense	$(11,959)	$(7,959)

Foreign income tax expense amounts for the six months ended July 31, 2022 and 2021 were not material.

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

The tax changes of the CARES Act included a temporary suspension of the limitations on the future utilization of certain NOLs and re-established a carryback period for certain losses to five years. The NOLs eligible for carryback under the CARES Act include the Company’s domestic NOL for the year ended January 31, 2020 (“Fiscal 2020”), which was approximately $39.5 million. The Company made the appropriate filing with the Internal Revenue Service (the “IRS”) requesting carryback refunds of income taxes paid for the years ended January 31, 2017 (“Fiscal 2017”), 2016 (“Fiscal 2016”) and 2015 in the total amount of approximately $12.7 million during the fiscal year ended January 31, 2021 (“Fiscal 2021”); the IRS has not completed the processing of the Company’s refund request.

Research and Development Tax Credits

During the year ended January 31, 2019 (“Fiscal 2019”), the Company completed a detailed review of the activities of its engineering staff on major EPC services projects in order to identify and quantify the amounts of research and development tax credits that may have been available to reduce prior year income taxes. This study focused on project costs incurred during the three-year period ended January 31, 2018. Based on the results of the study, management identified and estimated significant amounts of income tax benefits that were not previously recognized in the Company’s operating results for any prior year reporting period. The net amount of federal and state research and development tax credit benefit recognized in Fiscal 2019 was $16.6 million. During Fiscal 2020, deferred tax assets related to the research and development tax credits were reduced by $0.4 million. The Company recorded a corresponding liability for uncertain income tax return positions related to identified but unrecognized research and development tax credit benefits in the amount of $5.0 million. Most of this liability was included in accrued expenses as of January 31, 2022.

During Fiscal 2021, the IRS concluded examinations of the Company’s consolidated federal income tax returns for Fiscal 2016, as amended; Fiscal 2017, as amended; and the year ended January 31, 2018 (“Fiscal 2018”) with its focus on the research and development tax credits included therein.

In January 2021, the IRS issued its final revenue agents reports that documented its understanding of the facts, attempted to summarize the Company’s arguments in support of the research and development claims and stated its position which disagreed with the Company’s treatment of a substantial amount of the costs that supported the Company’s claims. In March 2021, the Company submitted a formal protest of the findings of the IRS examiner and requested an appeals hearing.

At the conclusion of the hearing that occurred in May 2022, the Company agreed to accept a settlement offer from the IRS in the amount of approximately $7.9 million, before interest. As a result, during the three-month period ended July 31, 2022, the Company made an unfavorable adjustment to its liability for uncertain income tax positions in the approximate amount of $6.2 million. This amount is also included in income tax expense for the three and six months ended July 31, 2022.

The Company has also formally protested the conclusions reached by two states, where the Company filed tax returns reflecting the benefits of certain research and development credits, that the credits are not allowable. The Company expects that any unfavorable adjustments related to the ultimate settlement of the income tax disputes with the states will not be significant.

Income Tax Refunds

As of July 31, 2022 and January 31, 2022, the balances of other current assets in the condensed consolidated balance sheet included income tax refunds receivable and prepaid income taxes in the total amounts of approximately $14.9 million and $29.5 million, respectively. The income tax refunds included the amounts that were expected to be received from the IRS upon completion of the tax return examination appeals process and the amount expected to be received from the IRS upon its processing of the Company’s NOL carryback refund request as described above.

Income Tax Returns

The Company is subject to federal and state income taxes in the U.S., and income taxes in Ireland and the U.K. Tax treatments within each jurisdiction are subject to the interpretation of the related tax laws and regulations which require significant judgment to apply. The Company is no longer subject to income tax examinations by authorities for its fiscal years ended on or before the end of Fiscal 2018 except for several notable exceptions including Ireland, the U.K. and several states where the open periods are one year longer.

Solar Energy Projects

The Company has invested in limited liability companies that make equity investments in solar energy projects that are eligible to receive energy tax credits, including $4.1 million that was invested during the six months ended July 31, 2021. The passive investments have been accounted for using the equity method and the balances are included in other assets in our condensed consolidated balance sheets. Each tax credit, when recognized, is recorded as a reduction of the corresponding investment balance with an offsetting reduction in the balance of accrued taxes payable in accordance with the deferral method. Investment tax credits in the approximate amount of $3.0 million were recognized during the six months ended July 31, 2021. At July 31, 2022 and January 31, 2022, the investment account balances were $1.2 million and $0.2 million, respectively. These investments are expected to provide positive overall returns over their six-year expected lives.

During the three and six months ended July 31, 2022, the investment balance was adjusted to reflect the Company’s share of the income of the investment entities in the amounts of approximately $0.5 million and $1.0 million, respectively, which amounts have been included as other income in the Company’s condensed consolidated statements of earnings for the corresponding periods.

The Company has also established deferred taxes related to the difference in the book and tax bases of the investments.

Supplemental Cash Flow Information

The amounts of cash paid for income taxes during the six months ended July 31, 2022 and 2021 were $1.3 million and $7.5 million (including the $4.1 million solar energy investment described above), respectively. The amounts of income tax refunds received during the six months ended July 31, 2022 and 2021 were not material.

NOTE 11 – NET INCOME PER SHARE

Basic and diluted net income per share amounts are computed as follows (shares in thousands except in the note):

	Three Months Ended July 31,
	2022	2021

Net income	$4,222	$12,870

Weighted average number of shares outstanding – basic	14,134	15,769
Effect of stock awards (1)	113	213
Weighted average number of shares outstanding – diluted	14,247	15,982

Net income per share
Basic	$0.30	$0.82
Diluted	$0.30	$0.81
(1)	For the three months ended July 31, 2022 and 2021, the weighted average numbers of shares determined on a dilutive basis exclude the effects of antidilutive stock options covering an aggregate of 876,734 and 366,500 shares of common stock, respectively.

	Six Months Ended July 31,
	2022	2021

Net income	$11,707	$23,636

Weighted average number of shares outstanding – basic	14,516	15,748
Effect of stock awards (1)	100	230
Weighted average number of shares outstanding – diluted	14,616	15,978

Net income per share
Basic	$0.81	$1.50
Diluted	$0.80	$1.48
(1)	For the six months ended July 31, 2022 and 2021, the weighted average numbers of shares determined on a dilutive basis exclude the effects of antidilutive stock options covering an aggregate of 876,734 and 366,500 shares of common stock, respectively.

NOTE 12 – CASH DIVIDENDS AND COMMON STOCK REPURCHASES

On June 21, 2022, Argan’s board of directors declared a regular quarterly cash dividend in the amount of $0.25 per share of common stock, which was paid on July 29, 2022 to stockholders of record at the close of business on July 21, 2022. On April 11, 2022, Argan’s board of directors declared a regular quarterly cash dividend in the amount of $0.25 per share of common stock, which was paid on April 29, 2022 to stockholders of record at the close of business on April 21, 2022. During the six months ended July 31, 2021, the board of directors declared two regular quarterly cash dividends, each in the amount of $0.25 per share of common stock, which were paid to stockholders on July 30, 2021 and April 30, 2021, respectively.

Pursuant to authorizations provided by Argan’s board of directors (the “Share Repurchase Plan”), the Company repurchased shares of its common stock during the six months ended July 31, 2022. During this period, the Company repurchased 1,412,592 shares of common stock, most on the open market, for an aggregate price of approximately $53.2 million, or $37.64 per share.

NOTE 13 – CUSTOMER CONCENTRATIONS

The majority of the Company’s consolidated revenues relate to performance by the power industry services segment which provided 77% and 74% of consolidated revenues for the three months ended July 31, 2022 and 2021, respectively, and 76% of consolidated revenues for both the six months ended July 31, 2022 and 2021. The industrial services segment represented 20% and 23% of consolidated revenues for the three months ended July 31, 2022 and 2021, respectively, and 21% and 22% of consolidated revenues for the six months ended July 31, 2022 and 2021, respectively.

The Company’s most significant customer relationships for the three months ended July 31, 2022 included two power industry service customers, which accounted for 47% and 10% of consolidated revenues, respectively. The Company’s most significant customer relationships for the three months ended July 31, 2021 included one power industry service customer and one industrial services customer, which accounted for 59% and 12% of consolidated revenues, respectively. The Company’s most significant customer relationship for the six months ended July 31, 2022 included one power industry service customer, which accounted for 47% of consolidated revenues. The Company’s most significant customer relationships for the six months ended July 31, 2021 included one power industry service customer and one industrial services customer, which accounted for 63% and 12% of consolidated revenues, respectively.

The accounts receivable balances from two major customers represented 17% and 10% of the corresponding consolidated balance as of July 31, 2022. Accounts receivable balances from three major customers represented 22%, 15% and 12% of the corresponding consolidated balance as of January 31, 2022. The contract asset balance related to one major customer represented 14% of the corresponding consolidated balance as of July 31, 2022. Contract asset balances from two major customers represented 31% and 13% of the corresponding consolidated balance as of January 31, 2022.

NOTE 14 – SEGMENT REPORTING

Segments represent components of an enterprise for which discrete financial information is available that is evaluated regularly by the Company’s chief executive officer, who is the chief operating decision maker, in determining how to allocate resources and in assessing performance. The Company’s reportable segments recognize revenues and incur expenses, are organized in separate business units with different management teams, customers, talents and services, and may include more than one operating segment. Intersegment revenues and the related cost of revenues are netted against the corresponding amounts of the segment receiving the intersegment services. For the three and six months ended July 31, 2022, intersegment revenues were not material. For the three and six months ended July 31, 2021, intersegment revenues were $1.2 million and $3.2 million, respectively, and primarily related to services provided by industrial fabrication and field services to the power industry services segment and were based on prices negotiated by the parties.

Summarized below are certain operating results and financial position data of the Company’s reportable business segments for the three and six months ended July 31, 2022 and 2021. The “Other” column in each summary includes the Company’s corporate expenses.

Three Months Ended	Power	Industrial	Telecom
July 31, 2022	Services	Services	Services	Other	Totals
Revenues	$91,327	$23,022	$3,761	$—	$118,110
Cost of revenues	71,225	19,551	2,947	—	93,723
Gross profit	20,102	3,471	814	—	24,387
Selling, general and administrative expenses	6,058	1,685	808	2,433	10,984
Income (loss) from operations	14,044	1,786	6	(2,433)	13,403
Other income (expense), net	437	—	(1)	69	505
Income (loss) before income taxes	$14,481	$1,786	$5	$(2,364)	13,908
Income tax expense					(9,686)
Net income					$4,222

Amortization of intangibles	$—	$165	$68	$—	$233
Depreciation	138	508	100	1	747
Property, plant and equipment additions	42	336	22	—	400

Current assets	$258,771	$31,960	$4,745	$82,717	$378,193
Current liabilities	124,320	15,055	1,991	646	142,012
Goodwill	18,476	9,467	90	—	28,033
Total assets	282,783	49,097	8,198	82,992	423,070

Three Months Ended	Power	Industrial	Telecom
July 31, 2021	Services	Services	Services	Other	Totals
Revenues	$99,004	$30,153	$3,851	$—	$133,008
Cost of revenues	78,496	23,847	3,013	—	105,356
Gross profit	20,508	6,306	838	—	27,652
Selling, general and administrative expenses	5,751	1,977	484	2,119	10,331
Income (loss) from operations	14,757	4,329	354	(2,119)	17,321
Other income (expense), net	(262)	—	—	2	(260)
Income (loss) before income taxes	$14,495	$4,329	$354	$(2,117)	17,061
Income tax expense					(4,191)
Net income					$12,870

Amortization of intangibles	$61	$164	$—	$—	$225
Depreciation	153	593	112	1	859
Property, plant and equipment additions	35	7	123	2	167

Current assets	$389,998	$29,084	$3,751	$174,823	$597,656
Current liabilities	293,002	12,099	1,563	683	307,347
Goodwill	18,476	9,467	—	—	27,943
Total assets	422,902	48,655	5,274	175,158	651,989

Six Months Ended	Power	Industrial	Telecom
July 31, 2022	Services	Services	Services	Other	Totals
Revenues	$165,276	$45,523	$7,588	$—	$218,387
Cost of revenues	130,260	38,231	5,771	—	174,262
Gross profit	35,016	7,292	1,817	—	44,125
Selling, general and administrative expenses	11,673	3,444	1,573	4,869	21,559
Income (loss) from operations	23,343	3,848	244	(4,869)	22,566
Other income (expense), net	1,021	—	1	78	1,100
Income (loss) before income taxes	$24,364	$3,848	$245	$(4,791)	23,666
Income tax expense					(11,959)
Net income					$11,707

Amortization of intangibles	$—	$331	$68	$—	$399
Depreciation	280	1,052	222	2	1,556
Property, plant and equipment additions	94	487	57	—	638

Six Months Ended	Power	Industrial	Telecom
July 31, 2021	Services	Services	Services	Other	Totals
Revenues	$196,176	$56,811	$6,362	$—	$259,349
Cost of revenues	157,165	45,816	5,002	—	207,983
Gross profit	39,011	10,995	1,360	—	51,366
Selling, general and administrative expenses	11,206	3,859	970	4,188	20,223
Income (loss) from operations	27,805	7,136	390	(4,188)	31,143
Other income (expense), net	448	—	—	4	452
Income (loss) before income taxes	$28,253	$7,136	$390	$(4,184)	31,595
Income tax expense					(7,959)
Net income					$23,636

Amortization of intangibles	$122	$331	$—	$—	$453
Depreciation	319	1,200	220	2	1,741
Property, plant and equipment additions	637	16	355	3	1,011

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of July 31, 2022, and the results of their operations for the three and six month periods ended July 31, 2022 and 2021, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for Fiscal 2022 that was filed with the SEC on April 13, 2022 (the “Annual Report”).

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

Our forward-looking statements, financial position and results of operations, are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for existing operations and do not include the potential impact of any future acquisitions.

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

Overview

Operating Results

Consolidated revenues for the three months ended July 31, 2022 were $118.1 million, which represented a decrease of $14.9 million, or 11.2%, from consolidated revenues of $133.0 million reported for the three months ended July 31, 2021.

The revenues of the power industry services segment decreased by $7.7 million to $91.3 million for the three months ended July 31, 2022, from $99.0 million reported for the three months ended July 31, 2021. The revenues of this reportable segment of our business represented 77.3% and 74.4% of corresponding consolidated revenues for the three months ended July 31, 2022 and 2021, respectively. The industrial services business reported revenues of $23.0 million for the three months ended July 31, 2022. This amount represented a decrease of $7.1 million, or 23.6%, from revenues of $30.2 million reported by TRC for the three months ended July 31, 2021. Revenues provided by this reportable business segment represented 19.5% and 22.7% of corresponding consolidated revenues for the three months ended July 31, 2022 and 2021, respectively.

Despite the reductions in revenues for the three months ended July 31, 2022, we maintained our overall gross profit percentage. Consolidated gross profit for the three-month period ended July 31, 2022 was $24.4 million, or 20.6% of the corresponding consolidated revenues, which reflected favorable contributions from all three reportable business segments. For the three-month period ended July 31, 2021, the consolidated gross profit was $27.7 million, which represented approximately 20.8% of the corresponding amount of consolidated revenues.

Selling, general and administrative expenses for the three months ended July 31, 2022 and 2021 were $11.0 million, or 9.3% of corresponding consolidated revenues, and $9.9 million, or 7.8% of corresponding consolidated revenues, respectively.

Consolidated revenues for the six months ended July 31, 2022 were $218.4 million, which represented a decrease of $40.9 million, or 15.8%, from consolidated revenues of $259.3 million reported for the six months ended July 31, 2021.

The revenues of power industry services decreased by $30.9 million to $165.3 million for the six months ended July 31, 2022, from $196.2 million reported for the six months ended July 31, 2021. The revenues of this reportable segment of our business represented 75.7% and 75.6% of corresponding consolidated revenues for the six months ended July 31, 2022 and 2021, respectively. The industrial services business reported revenues of $45.5 million for the six months ended July 31, 2022. This amount represented a decrease of $11.3 million, or 19.9%, from revenues of $56.8 million reported by TRC for the six months ended July 31, 2021. Revenues provided by this reportable business segment represented 20.8% and 21.9% of corresponding consolidated revenues for the six months ended July 31, 2022 and 2021, respectively.

Consolidated gross profit for the six-month period ended July 31, 2022 was $44.1 million, or 20.2% of the corresponding consolidated revenues, which also reflected favorable contributions from all three reportable business segments. For the six-month period ended July 31, 2021, the consolidated gross profit was $51.4 million, which represented approximately 19.8% of the corresponding amount of consolidated revenues.

Selling, general and administrative expenses for the six months ended July 31, 2022 and 2021 were $21.6 million, or 9.9% of corresponding consolidated revenues, and $20.2 million, or 7.8% of corresponding consolidated revenues, respectively.

Due substantially to the unfavorable income tax expense adjustment recorded during the three months ended July 31, 2022 in the approximate amount of $6.2 million related to the settlement of claims with the IRS as discussed in Note 10 to our accompanying condensed consolidated financial statements, income tax expense increased to $9.7 million for the quarter from $4.2 million for the three months ended July 31, 2021. Likewise, the amount of this adjustment was the most significant component of income tax expense for the six months ended July 31, 2022, which was $12.0 million. Income tax expense for the six months ended July 31, 2021 was $8.0 million.

Excluding the effect of the IRS settlement adjustment, our effective income tax rates for the three and six months ended July 31, 2022 were 25.2% and 24.4%, respectively. For the three and six months ended July 31, 2021, our effective income tax rates were 24.6% and 25.2%, respectively.

For the three months ended July 31, 2022, our overall operating profit performance resulted in net income in the amount of $4.2 million, or $0.30 per diluted share. For the comparable period last year, we reported net income in the amount of $12.9 million, or $0.81 per dilutive share. For the six months ended July 31, 2022 and 2021, net income was $11.7 million, or $0.80 per diluted share, and $23.6 million, or $1.48 per diluted share. The unfavorable income tax expense adjustment identified above reduced net income per diluted share for the three and six months ended July 31, 2022 by $0.43 and $0.42, respectively.

Engineering, Procurement and Construction Service Contracts

At July 31, 2022, our consolidated project backlog amount of $0.7 billion substantially consisted of the projects of the power industry services reporting segment. The comparable backlog amount as of January 31, 2022 was also $0.7 billion. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects (project backlog is larger than the value of remaining unsatisfied performance obligations, or RUPO, on active contracts; see Note 2 to the accompanying consolidated financial statements).

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

A meaningful amount of the project backlog amount at July 31, 2022 was represented by the Guernsey Power Station, the largest single-phase, gas-fired, power plant construction project in the U.S. Substantial completion of this project is currently scheduled to occur near the end of Fiscal 2023. We continue to pursue natural gas-fired power plant, renewable energy plant and industrial construction opportunities in the U.S., Ireland and the U.K., and we expect to announce the commencement of a meaningful new EPC services contract in the third quarter. However, it is important to note that the start of new projects is primarily controlled by project owners and that delays may occur that are beyond our control.

We are committed to the construction of state-of-the-art, natural gas-fired power plants, which represents our core business, as important elements of our country’s electricity-generation mix in the future. In addition, we have been directing certain business development efforts to winning projects for the erection of utility-scale wind farms and solar fields and for the construction of hydrogen-based renewable and other industrial projects in order to diversify the sources of revenues. We have successfully completed these types of projects in the past and we have renewed efforts to obtain new work in the renewable power sector that will complement our natural gas-fired EPC services projects going forward.

These efforts led to our announcement in May 2021 that GPS entered into an EPC services contract with CPV Maple Hill Solar, LLC, an affiliate of Competitive Power Ventures, Inc., to construct the Maple Hill Solar facility, which we believe will be among the largest solar-powered energy plants in Pennsylvania. Project activities were begun by GPS immediately. Project completion is currently scheduled to occur during the first half of Fiscal 2024. The unique Maple Hill Solar project, which is located in Cambria County, is being constructed using over 235,000 photovoltaic modules to generate approximately 100 MW of electrical power.

The business development efforts conducted by our APC operations have resulted in a significant increase in the project backlog of this business. A significant award occurred in October 2021 as APC entered into an engineering and construction services contract with EPUKI London, U.K., to construct a 2 x 330 MW natural gas-fired power plant in Carrickfergus that is near Belfast, Northern Ireland, and that will replace coal-fired units at the site. The facility, referred to as the “Kilroot” project, is being developed by EPNI Energy Limited. Full project activities are underway; the overall completion of this project is expected to occur in the latter half of Fiscal 2024.

In May 2022, APC entered into engineering and construction services contracts with Ireland’s Electricity Supply Board (“ESB”) to construct three 65 MW aero-derivative gas turbine flexible generation power plants in and around Dublin, Ireland. Two of the power plants, the Poolbeg and Ringsend FlexGen Power Plants, will be located on the Poolbeg Peninsula, and the Corduff FlexGen Power Plant will be built in Goddamendy. All three projects cleared the applicable capacity auction earlier this year and are expected to operate intermittently during peak periods of electricity demand and as back-up supply options when renewable electricity generation is limited. A full notice to proceed has been received and project activities have commenced. The completion of each power plant is expected to occur near the end of Fiscal 2024.

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

Undoubtedly, the long-term historic decline in the use of coal as a power source in the U.S. was caused, to a significant extent, by the plentiful supply of domestic and generally inexpensive natural gas which made it the fuel of choice for power plant developers over this period. The pace of the historic increase in the preference for natural gas as an electricity generating fuel source also was energized, in part, by environmental activism and restrictive regulations targeting coal-

fired power plants. Now, the environmentalist opposition against coal-fired power generation has expanded meaningfully to target all fossil fuel energy projects, including power plants and pipelines, and has evolved into powerful support for renewable energy sources.

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

We believe that significant uncertainty relates to the policies of the current U.S. Presidential administration. President Biden proposes to make the electricity production in the U.S. carbon free by 2035 and to put the country on the path to achieve net zero carbon emissions by 2050. These policy stances have continued during the invasion of Ukraine and the current year rise in oil prices as the administration makes appeals to other countries to increase oil production while domestic production is challenged by supply chain and labor issues and the maintenance of restrictive regulations. Meanwhile, delays continue for the construction of pipelines needed to transport natural gas to liquid natural gas export facilities for shipment to Western Europe.

In August 2022, President Biden signed the Inflation Reduction Act, a climate and healthcare bill that imposes new taxes on corporations with net profits for financial reporting in excess of $1.0 billion, spends billions over a decade on new workers and technology at the IRS, and funds hundreds of billions in tax subsidies intended to combat climate change among other measures. According to certain commentary, the legislation will cause investment in technologies needed for leaner production and use of fuel types, including hydrogen, nuclear, renewables and fossil fuels. However, it appears that receipt of the tax subsidies will be conditioned on the extent that taxpayers “buy American” and/or pay prevailing wages. Existing supply chains may lack the capacity to meet the demand that the incentives are intended to create. Therefore, the subsidies may not provide the intended economic incentives to renewable project owners. Further, it is not clear that the legislation will provide assistance to current and future project owners of fossil-fuel power projects.

Accordingly, the net amount of electricity generation in the U.S. provided by utility-scale wind and solar photovoltaic facilities continues to rise. Over the last two years, the net generation has increased by almost 35%. Together, such power facilities provided approximately 9%, 11% and 12% of the net amount of electricity generated by utility-scale power facilities in 2019, 2020 and 2021, respectively. In EIA’s 2022 reference case, net electricity generation from all renewable power sources is expected to increase by more than 161% and represent over 42% of such generation by 2050. Impetus for this growth is provided by both public concerns about climate change and U.S. government subsidies. Environmental activism has resulted in the passage of laws and the establishment of regulations that discourage new fossil-fuel burning power plants and provide income tax advantages that promote the growth of wind and solar power. Declines in the amount of renewable power plant component and power storage costs and an increase in the scale of energy storage capacity (i.e., battery farms and other energy storage technologies) have also occurred.

Over the next few years, EIA projects that new wind and photovoltaic solar capacity will continue to be added to the utility-scale power fleet in the U.S. at a brisk pace substantially attributable to declining equipment costs and the availability of valuable tax credits. As these credits were scheduled to decline and then expire early in the next decade, the wind capacity additions may slow. Although the special tax incentives related to solar power also expire, the continuing decline in the cost of solar power equipment is predicted to sustain the growth of photovoltaic solar power generation facilities.

Major advances in the safe combination of horizontal drilling techniques and hydraulic fracturing led to the boom in natural gas supplies which have been available generally at consistently low prices. However, reductions in production levels during the pandemic, an increase in the amount of liquid natural gas exports and heat-wave temperatures throughout the U.S., among other factors including the invasion of Ukraine, are straining domestic natural gas supplies and forcing prices upwards. As a result, the price of natural gas in the U.S. has increased meaningfully since the beginning of the calendar year and may continue to increase throughout the remainder of 2022.

Most of our recently completed and awarded EPC service contracts relate to the construction of natural gas-fired power plants located within the Mid-Atlantic geographic footprint of the electric power system operated by PJM, which includes all or part of thirteen states and the District of Columbia. This entity operates a capacity market which is a process to ensure long-term grid reliability by securing the appropriate amount of power supply resources needed to meet predicted future energy demands. Capacity payments represent meaningful portions of the revenue streams of qualifying power plants. A capacity auction for a particular delivery year is usually held during the month of May, three years prior to the actual delivery year. However, the 2023/2024 auction, scheduled for December 2021, was postponed until January 2022 and then was postponed again until June 2022. The auction results included increased capacity powered by nuclear, solar and natural gas energy sources, and decreased capacity provided by coal and wind energy sources. However, prices for the 2023/2024 delivery year were significantly lower than for the previous auction.

These are unfavorable trends that challenge power plant developers, especially in the PJM grid area, as they assess new power plant opportunities.

Nevertheless, we believe that the lower operating costs of natural gas-fired power plants, the higher energy generating efficiencies of modern gas turbines, and the requirements for grid resiliency should sustain the demand for modern combined cycle and simple cycle gas-fired power plants in the future. Natural gas is relatively clean burning, generally cost-effective and reliable. New gas-fired power plants incorporate major advances in gas-fired turbine technologies that have provided increased power plant efficiencies while providing the quick starting capabilities and the reliability that are necessary to balance the inherent intermittencies of wind and solar power plants. We believe that its benefits as a source of power are compelling, especially as a complement to the deployment of wind and solar powered energy sources and that the future long-term prospects for natural gas-fired power plant construction remain generally favorable as natural gas continues to be the primary source for power generation in our country. The future availability of less carbon-intense and higher efficiency natural gas in the U.S. should be a significant factor in the economic assessment of future power generation capacity additions, although the pace of new opportunities emerging may be restrained and the starts of awarded EPC projects may be delayed due to the challenges described above.

Throughout the U.S., the risk of electricity shortages is rising as traditional power plants are being retired more quickly than they can be replaced by renewable energy and battery storage. Power grids are feeling the strain as the U.S. makes the historic transition from conventional power plants fueled by coal and natural gas to cleaner forms of energy such as wind and solar power, and aging nuclear plants are slated for retirement. Electric-grid operators are warning that power-generating capacity is struggling to keep up with demand, a gap that could lead to additional rolling blackouts during heat waves or other peak periods.

The challenge is that wind and solar farms do not produce electricity at all times and need large batteries to store their output for later use. While large battery storage capacity is under development, regional grid operators have lately warned that the pace may not be fast enough to offset the closures of traditional power plants that can work around the clock.

Accelerating the build-out of renewable energy sources and batteries has become an especially difficult proposition amid supply-chain challenges and inflation. For example, earlier this year, the highly publicized probe by the U.S. Commerce Department into whether Chinese solar manufacturers are circumventing trade tariffs on solar panels had the effect of halting imports of key components needed to build new solar farms and effectively brought the U.S. solar industry to a temporary standstill, although work at our solar energy project in Pennsylvania continued.

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

We believe that it is also important to note that the plans for certain natural gas-fired power plant projects include the integration of hydrogen-burning capabilities. While the plants will initially burn natural gas alone, it is planned by the respective project owners that the plants will eventually burn a mixture of natural gas and green hydrogen, thereby establishing power-generation flexibility for these plants. We believe this is a winning combination that provides inexpensive and efficient power, enhances grid reliability and addresses clean-air concerns. The building of state-of-the-art power plants with flex-fuel capability replaces coal-fired power plants in the short term with relatively clean gas-fired electricity generation. Further, such additions to the power generation fleet provide the potential for the plants to burn 100% green hydrogen gas, which would provide both base load power and long duration backup power, when the sun is not shining or the wind is not blowing, for extended periods of time and without certain harmful air emissions.

It has been stated that the current scramble for electricity, regardless of source, caused by Russia’s invasion of Ukraine has clarified that the 100% transition to renewable energy is in the distant future and has caused, in part, renewed interest in not only carbon capture techniques, but carbon removal technologies as well. Carbon capture processes grab carbon from smokestacks and other sources of dense greenhouse gases, thereby reducing harmful emissions. Carbon-removal technologies are more demanding as they suck carbon out of the more diffuse open air in order to store it for centuries. Governments, including the U.S., are taking initial steps to boost this industry. The success of this industry could reduce the climate-change fear associated with natural gas-fired power plants.

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

The U.K. usually holds auctions for power capacity about four years in advance of the delivery date and another auction for a smaller amount of capacity around a year before delivery. Evidence of the shifting power generation priorities in the U.K. are reflected in the results for Britain’s auction to ensure enough electricity capacity for 2022/2023 that were released in February 2022. Capacity cleared at a record high price. A total of nearly 5 gigawatts of capacity was procured in this auction, with nearly 70% of the power associated with gas-fired plants.

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

Comparison of the Results of Operations for the Three Months Ended July 31, 2022 and 2021

We reported net income of $4.2 million, or $0.30 per diluted share, for the three months ended July 31, 2022. For the comparable period of the prior year, we reported net income of $12.9 million, or $0.81 per diluted share.

The following schedule compares our operating results for the three months ended July 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended July 31,
	2022	2021	$ Change	% Change
REVENUES
Power industry services	$91,327	$99,004	$(7,677)	(7.8)%
Industrial fabrication and field services	23,022	30,153	(7,131)	(23.6)
Telecommunications infrastructure services	3,761	3,851	(90)	(2.3)
Revenues	118,110	133,008	(14,898)	(11.2)
COST OF REVENUES
Power industry services	71,225	78,496	(7,271)	(9.3)
Industrial fabrication and field services	19,551	23,847	(4,296)	(18.0)
Telecommunications infrastructure services	2,947	3,013	(66)	(2.2)
Cost of revenues	93,723	105,356	(11,633)	(11.0)
GROSS PROFIT	24,387	27,652	(3,265)	(11.8)
Selling, general and administrative expenses	10,984	10,331	653	6.3
INCOME FROM OPERATIONS	13,403	17,321	(3,918)	(22.6)
Other income (expense), net	505	(260)	765	NM
INCOME BEFORE INCOME TAXES	13,908	17,061	(3,153)	(18.5)
Income tax expense	(9,686)	(4,191)	(5,495)	(131.1)
NET INCOME	$4,222	$12,870	$(8,648)	(67.2)%

Revenues

Power Industry Services

The revenues of the power industry services segment, representing the businesses of GPS and APC, decreased by 7.8%, or $7.7 million, to $91.3 million for the three months ended July 31, 2022 compared with revenues of $99.0 million for the three months ended July 31, 2021 as the quarterly construction activities associated with the Guernsey Power Station project have passed peak levels. The reduction in revenues between the quarters was partially offset by increasing revenues at several APC projects including the Kilroot Power Station, ESB FlexGen peaker plants and the Equinix data centre project. The revenues of this business segment represented approximately 77.3% of consolidated revenues for the quarter ended July 31, 2022 and 74.4% of consolidated revenues for the corresponding prior year quarter.

The primary driver for the revenues of this segment for the three months ended July 31, 2021 were the revenues associated with the construction of the Guernsey Power Station as the construction activities on this project were at peak levels.

Industrial Fabrication and Field Services

The revenues of our industrial fabrication and field services segment, representing the business of TRC, decreased by $7.1 million, or 23.6%, to $23.0 million for the three months ended July 31, 2022 compared to revenues of $30.2 million for the three months ended July 31, 2021 as the amounts of field services and pipe and vessel fabrication work declined. For the three months ended July 31, 2022 and 2021, the revenues of this segment represented 19.5% and 22.7% of consolidated revenues for the corresponding periods.

TRC’s performance for the three-month period ended July 31, 2021 was particularly strong as it reflected significant increases in revenues earned on field services activities during the period, as well as increases in revenues associated with pipe and vessel fabrication works. The major customers of TRC include some of North America’s largest fertilizer producers, as well as other chemical, mining, forest products, construction and energy companies with plants, facilities and other sites located primarily in the southeastern region of the U.S.

Telecommunications Infrastructure Services

The revenue results of this business segment, which represent the business of SMC, were $3.8 million for the three-month period ended July 31, 2022, a decrease of $0.1 million, or 2.3%, from the amount of revenues earned during the three months ended July 31, 2021.

Cost of Revenues

With the decrease in consolidated revenues for the three months ended July 31, 2022 compared with last year’s second quarter ended July 31, 2021, the consolidated cost of revenues also decreased between the quarters. These costs were $93.7 million and $105.4 million for the three-month periods ended July 31, 2022 and 2021, respectively, representing a decrease of approximately 11.0%.

For the three-month period ended July 31, 2022, we reported a consolidated gross profit of approximately $24.4 million which represented a gross profit percentage of approximately 20.6% of corresponding consolidated revenues. The gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments were 22.0%, 15.1% and 21.6%, respectively, for the quarter ended July 31, 2022.

Our consolidated gross profit reported for the three-month period ended July 31, 2021 was $27.7 million, which represented a gross profit percentage of approximately 20.8% of corresponding consolidated revenues. The gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments were 20.7%, 20.9% and 21.8%, respectively, for the quarter ended July 31, 2021.

Selling, General and Administrative Expenses

These costs were $11.0 million and $10.3 million for the three months ended July 31, 2022 and 2021, respectively, representing an increase of $0.7 million between the quarters, or 6.3%.

Other Income (Expense), Net

We reported other income, net, in the amount of $0.5 million for the three months ended July 31, 2022 which included primarily earnings associated with our solar fund investments described in Note 10 to the accompanying condensed consolidated financial statements. We reported other expense, net, in the amount of $0.3 million for the three months ended July 31, 2021, which reflected our share of the net loss reported for the quarter by the solar fund investments.

Income Taxes

We incurred income tax expense for the three months ended July 31, 2022 in the amount of approximately $9.7 million, including an unfavorable adjustment in the approximate amount of $6.2 million that was related to the settlement of the research and development credit claims with the IRS. Excluding the effect of this adjustment, our effective tax rate for the three months ended July 31, 2022 was 25.2%, which differed from the statutory federal tax rate of 21% due primarily to the unfavorable estimated effects of state income taxes and permanent differences, including certain nondeductible executive compensation and global intangible low taxed income (“GILTI”).

For the three months ended July 31, 2021, we reported income tax expense in the amount of approximately $4.2 million, which represented an effective income tax rate of 24.6% for the period. The tax rate differed from the statutory federal tax rate of 21% due primarily to the unfavorable estimated effects of state income taxes and permanent differences, offset partially by the favorable adjustment to deferred taxes related to the difference in the book and tax bases of our investments in solar energy projects.

Comparison of the Results of Operations for the Six Months Ended July 31, 2022 and 2021

We reported net income of $11.7 million, or $0.80 per diluted share, for the six months ended July 31, 2022. For the six months ended July 31, 2021, we reported net income of $23.6 million, or $1.48 per diluted share.

The following schedule compares our operating results for the six months ended July 31, 2022 and 2021 (dollars in thousands):

	Six Months Ended July 31,
	2022	2021	$ Change	% Change
REVENUES
Power industry services	$165,276	$196,176	$(30,900)	(15.8)%
Industrial fabrication and field services	45,523	56,811	(11,288)	(19.9)
Telecommunications infrastructure services	7,588	6,362	1,226	19.3
Revenues	218,387	259,349	(40,962)	(15.8)
COST OF REVENUES
Power industry services	130,260	157,165	(26,905)	(17.1)
Industrial fabrication and field services	38,231	45,816	(7,585)	(16.6)
Telecommunications infrastructure services	5,771	5,002	769	15.4
Cost of revenues	174,262	207,983	(33,721)	(16.2)
GROSS PROFIT	44,125	51,366	(7,241)	(14.1)
Selling, general and administrative expenses	21,559	20,223	1,336	6.6
INCOME FROM OPERATIONS	22,566	31,143	(8,577)	(27.5)
Other income (expense), net	1,100	452	648	143.4
INCOME BEFORE INCOME TAXES	23,666	31,595	(7,929)	(25.1)
Income tax expense	(11,959)	(7,959)	(4,000)	(50.3)
NET INCOME	$11,707	$23,636	$(11,929)	(50.5)%

Revenues

Power Industry Services

The revenues of the power industry services segment decreased by 15.8%, or $30.9 million, to $165.3 million for the six months ended July 31, 2022 compared with revenues of $196.2 million for the six months ended July 31, 2021 as the construction activities associated with the Guernsey Power Station project have passed peak levels. The reduction in revenues between the periods was partially offset by an increase in the revenues of APC at several projects including the Kilroot Power Station, the ESB FlexGen peaker plants and the Equinix data center project. The revenues of this business segment represented approximately 75.7% of consolidated revenues for the six months ended July 31, 2022 and 75.6% of consolidated revenues for the six-month period ended July 31, 2021.

The primary drivers for the revenues of this segment for the six months ended July 31, 2021 were the revenues associated with the construction of the Guernsey Power Station and the Maple Hill solar energy facility.

Industrial Fabrication and Field Services

The revenues of our industrial fabrication and field services segment decreased by $11.3 million, or 19.9%, to $45.5 million for the six months ended July 31, 2022 compared to revenues of $56.8 million for the six months ended July 31, 2021 as the amount of pipe and vessel fabrication and field services declined. For the six months ended July 31, 2022 and 2021, the revenues of this segment represented 20.8% and 21.9% of consolidated revenues for the corresponding periods.

Telecommunications Infrastructure Services

The revenue results of this business segment were $7.6 million for the six-month period ended July 31, 2022, an increase of $1.2 million, or 19.3%, from the amount of revenues earned during the six months ended July 31, 2021. The improvement in revenues between the quarters related to increased project activities for outside-premises customers, and new revenues provided by the customers of Lee Telecom, Inc., a company acquired by SMC in December 2021.

Cost of Revenues

With the decrease in consolidated revenues for the six months ended July 31, 2022 compared with last year’s six-month period ended July 31, 2021, the consolidated cost of revenues also decreased between the periods. These costs were $174.3 million and $208.0 million for the six months ended July 31, 2022 and 2021, respectively, representing a decrease of approximately 16.2%.

For the six-month period ended July 31, 2022, we reported a consolidated gross profit of approximately $44.1 million which represented a gross profit percentage of approximately 20.2% of corresponding consolidated revenues. The gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments were 21.2%, 16.0% and 23.9%, respectively, for the six months ended July 31, 2022.

Our consolidated gross profit reported for the six-month period ended July 31, 2021 was $51.4 million, which represented a gross profit percentage of approximately 19.8% of corresponding consolidated revenues. The gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments were 19.9%, 19.4% and 21.4%, respectively, for the six-month period ended July 31, 2021.

Selling, General and Administrative Expenses

These costs were $21.6 million and $20.2 million for the six months ended July 31, 2022 and 2021, respectively, representing an increase of $1.3 million between the periods, or 6.6%.

Other Income (Expense), Net

We reported other income, net, in the amount of $1.1 million for the six months ended July 31, 2022 which included primarily our share of earnings associated with our solar fund investments. We reported other income, net, in the amount of $0.5 million for the six months ended July 31, 2021.

Income Taxes

We incurred income tax expense for the six months ended July 31, 2022 in the amount of approximately $12.0 million, including the aforementioned unfavorable adjustment in the amount of $6.2 million related to the settlement of research and development claims with the IRS. Excluding the effect of this adjustment, our effective income tax rate for the six-months ended July 31, 2022 was 24.4%. This estimated tax rate differs from the statutory federal tax rate of 21% due primarily to the estimated unfavorable effects of state income taxes and permanent differences for the year, including certain nondeductible executive compensation and GILTI.

For the six months ended July 31, 2021, we reported income tax expense in the amount of approximately $8.0 million, which represented an actual effective income tax rate of 25.2% for the six-month period. The actual rate for the period reflected unfavorable adjustments to income tax expense including the write-off of certain deferred tax assets related to stock compensation and the estimated unfavorable effects of state income taxes and permanent differences, including certain nondeductible executive compensation and GILTI, offset partially by the favorable adjustment to deferred taxes related to our solar energy projects investments.

Liquidity and Capital Resources as of July 31, 2022

At July 31 and January 31, 2022, our balances of cash and cash equivalents were $143.3 million and $350.5 million, respectively, which represented a decrease of $207.2 million. During the six months between these dates, our working capital decreased by $48.1 million to $236.2 million as of July 31, 2022 from $284.3 million as of January 31, 2022.

The net amount of cash used in operating activities for the six months ended July 31, 2022 was $56.8 million. Our net income for the six months ended July 31, 2022, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $15.7 million. However, reductions in the balance of contract liabilities and the combined level of accounts payable and accrued expenses in the amounts of $63.9 million and $16.1 million, respectively, represented uses of cash. Both of these reductions related primarily to the decline in the construction activity of the Guernsey Power Station project, partially offset by an increase in contract liabilities at several APC projects. Additionally, the increase in contract assets in the amount of $3.8 million represented a use of cash during the period. The decreases in the amounts of accounts receivable and other assets in the amounts of $2.1 million and $9.3 million, represented sources of cash during the period.

During the six months ended July 31, 2022, we also used cash to increase the level of our short-term investments, which consist entirely of CDs issued by the Bank, by $85.0 million. We also used $60.3 million cash in financing activities during the six months ended July 31, 2022, including $53.2 million used to repurchase shares of our common stock pursuant to our Share Repurchase Plan, and $7.2 million used for the payment of regular cash dividends. As of July 31, 2022, there were no restrictions with respect to inter-company payments between GPS, TRC, APC, SMC and the holding company. However, certain loans made by Argan to APC have been determined to be uncollectible.

During the six months ended July 31, 2021, our balance of cash and cash equivalents increased by a net amount of $84.7 million. The net amount of cash provided by operating activities for the six months ended July 31, 2021 was $47.2 million. Our net income for the period, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $30.6 million. The sources of cash from operations also included the temporary increase in the balance of contract liabilities, primarily associated with projects at GPS, APC and TRC in the amount of $41.7 million. An increase in the amount of accounts receivable and a reduction in the combined level of accounts payable and accrued expenses during the period ended July 31, 2021, in the respective amounts of $14.4 million and $8.8 million, represented uses of cash for the period. The amount of other assets increased by $3.2 million during the six months ended July 31, 2021, which also represented a use of cash for the period.

Other primary sources of cash for the six months ended July 31, 2021 were the net maturities of certificates of deposit and the proceeds associated with the exercise of stock options in the amounts of $50.0 million and $1.0 million, respectively. Non-operating activities also used cash during the six months ended July 31, 2021, including the payment of a regular cash dividends in the amount of $7.9 million, investment payments made to a solar energy investment fund in the amount of $4.1 million and capital expenditures in the amount of $1.0 million.

At July 31, 2022, a portion of our balance of cash and cash equivalents was invested in a money market fund with most of its total assets invested in cash, U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. The major portion of our domestic operating bank account balances are maintained with the Bank. We do maintain certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of the operations of APC.

The original term of our Credit Agreement with the Bank was scheduled to expire on May 31, 2021. During April 2021, the Company and the Bank agreed to an amendment to the Credit Agreement which extended the expiration date of the Credit Agreement to May 31, 2024 and reduced the borrowing rate. The Credit Agreement includes the following features, among others: a lending commitment of $50.0 million including a revolving loan with interest at the 30 day LIBOR plus 1.6% (reduced from 2.0%), and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions. We may also use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business as defined by the Bank. At July 31, 2022, we had no outstanding borrowings, however, the Bank has issued letters of credit in the total outstanding amount of $15.1 million in support of the activities of APC under new customer contracts. In connection with the project development activities of the VIE, the Bank issued a letter of credit, outside the scope of the Credit Agreement, in the approximate amount of $3.4 million for which we have provided cash collateral. The Company expects to amend the Credit Agreement again during Fiscal 2023 in order to replace LIBOR with an equivalent benchmark rate. The Company does not expect that the change will materially impact its consolidated financial statements.

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement requires that we comply with certain financial covenants at our fiscal year-end and at each fiscal quarter-end, and includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. At July 31, 2022 and January 31, 2022, we were compliant with the covenants of the Credit Agreement.

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

As of July 31, 2022, the value of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, was approximately $139.6 million. In addition, as of July 31, 2022, there were bonds outstanding in the aggregate amount of approximately $1.0 million covering other risks including warranty obligations related to completed activities; the majority of these bonds expire at various dates over the next two years.

We have also provided a financial guarantee on behalf of GPS to an original equipment manufacturer in the amount of $3.6 million to support project developmental efforts. A liability was established for the estimated loss related to this guarantee during Fiscal 2022.

When sufficient information about claims related to our performance on projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such losses. As our subsidiaries are wholly-owned, any actual liability related to contract performance is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. Any amounts that we may be required to pay in excess of the estimated costs to complete contracts in progress as of July 31, 2022 are not estimable.

Returns on money market instruments and certificates of deposit were limited for some time due to market conditions. With the desire to increase the amount of return on its available cash, the Company invested approximately $6.3 million in limited liability companies that makes equity investments in solar energy projects that are eligible to receive energy tax credits. It is likely that we will evaluate opportunities to make other solar energy investments of this type in the future.

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

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

The tables following immediately below present the determinations of EBITDA for the three and six months ended July 31, 2022 and 2021, respectively (amounts in thousands).

	Three Months Ended
	July 31,
	2022	2021
Net income, as reported	$4,222	$12,870
Income tax expense	9,686	4,191
Depreciation	747	859
Amortization of purchased intangible assets	233	225
EBITDA	$14,888	$18,145

	Six Months Ended
	July 31,
	2022	2021
Net income, as reported	$11,707	$23,636
Income tax expense	11,959	7,959
Depreciation	1,556	1,741
Amortization of purchased intangible assets	399	453
EBITDA	$25,621	$33,789

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

We consider the accounting policies related to revenue recognition on long-term construction contracts; income tax reporting; the accounting for business combinations; the subsequent valuation of goodwill, other indefinite-lived assets and long-lived assets; and the financial reporting associated with any significant claims or legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for special purpose entities including joint ventures and variable interest entities. An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report. During the three months ended July 31, 2022, there have been no material changes in the way we apply the critical accounting policies described therein.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that have not yet been adopted that we consider material to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of July 31, 2022, we had no outstanding borrowings under our financing arrangements with the Bank (see Note 6 to the accompanying condensed consolidated financial statements), which provide a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2024 with interest at 30-day LIBOR plus 1.6% going forward. During the three months ended July 31, 2022 and 2021, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk.

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

We maintain a substantial amount of our temporarily investable cash in certificates of deposit and in a money market fund (see Note 3 of the accompanying condensed consolidated financial statements). As of July 31, 2022, the weighted average number of days until maturity for the short-term investments and money market fund is 304 days. The weighted average annual interest rate of our certificates of deposit of $175.0 million, which are classified as short-term investments, and the money market fund balance of $54.6 million was 1.17%. To illustrate the potential impact of changes in the overall interest rate associated with our investable cash balance at July 31, 2022 on our annual results of operations, we present the following hypothetical analysis. It assumes that our condensed consolidated balance sheet as of July 31, 2022 remains constant, and no further actions are taken to alter our existing interest rate sensitivity, including reinvestments. As the blended weighted average interest rate was 1.17% at July 31, 2022, the largest decrease in the interest rates presented below is 117 basis points (dollars in thousands).

	Increase (Decrease) in	Increase (Decrease) in	Net Increase (Decrease) in
Basis Point Change	Interest Income	Interest Expense	Income (Pre-Tax)
Up 300 basis points	$3,681	$—	$3,681
Up 200 basis points	2,454	—	2,454
Up 100 basis points	1,227	—	1,227
Down 100 basis points	(1,227)	—	(1,227)
Down 117 basis points	(1,337)	—	(1,337)

With the consolidation of APC, we are subject to the effects of translating the financial statements of APC from its functional currency (Euros) into our reporting currency (U.S. dollars). For example, the amounts of cash, revenues and backlog reported for APC in our condensed consolidated financial statements have declined through the six months ended July 31, 2022 as the Euro has depreciated significantly versus the U.S. dollar. The effects of translation are recognized in accumulated other comprehensive loss, which is net of tax when applicable. APC remeasures transactions and subsidiary financial statements denominated in local currencies to Euros. Gains and losses on the remeasurements are recorded in the other income line of our condensed consolidated statement of earnings.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 31, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to the Company and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure in the reports.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information related to our share repurchases for the three months ended July 31, 2022 follows.

			Total Number of	Value of Shares That May Yet
			Shares Purchased as Part of	Be Purchased under the
	Total Number of	Average Price per	Publicly Announced	Plans or Programs
Period	Shares Repurchased	Share Paid	Plans or Programs	(Dollars in Thousands)
May 1 - 31, 2022	377,482	$37.09	377,482	$13,550
June 1 - 30, 2022	197,622	$37.85	197,622	$6,069
July 1 - 31, 2022	126,609	$36.40	126,609	$1,460
Total	701,713	$37.18	701,713

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES (not applicable)

ITEM 5. OTHER INFORMATION

On August 18, 2022, the Company filed a Current Report on Form 8-K (the “Current Report”) including the announcement that its Board of Directors (the “Board”) promoted David H. Watson to be the Company’s President and Chief Executive Officer (“CEO”) and appointed him to the Board, effective August 16, 2022.  Mr. Watson previously served as the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (“CFO”) since October 2015.

Mr. Watson replaces Rainer H. Bosselmann, who retired from the CEO and Chairman of the Board positions but will continue to serve as a member of the Board. Mr. Bosselmann has entered into a Retirement Agreement with the Company, effective August 16, 2022, that allows for payment of $225,000 per annum and benefits for three years. Mr. Bosselmann’s Retirement Agreement was attached to the Current Report as Exhibit 10.1, and is incorporated by reference as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

The Board appointed a current member William F. Leimkuhler as Chairman of the Board, effective August 16, 2022.

The Company also announced that the Board promoted Richard H. Deily to the position of CFO effective August 16, 2022. Mr. Deily was hired by the Company in October 2007 and previously served the Company as its Vice President, Corporate Controller, since January 2015.

The agreements covering the employment arrangements with Mr. Watson and Mr. Deily in their new positions are filed herewith as Exhibits 10.2 and 10.3, respectively, in lieu of our filing them with an amendment to the Current Report.

ITEM 6. EXHIBITS

Exhibit No.	Title
Exhibit 10.1

Retirement Agreement, dated as of August 16, 2022, by and between Argan, Inc. and Rainer H. Bosselmann. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2022.

Exhibit 10.2	Employment Agreement, dated September 8, 2022, by and between Argan, Inc. and David H. Watson.
Exhibit 10.3	Employment Agreement, dated September 8, 2022, by and between Argan, Inc. and Richard H. Deily.
Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.
Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.
Exhibit 32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350. *
Exhibit 32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350. *

Exhibit 101: Exhibit 101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema.
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase.
Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase.
Exhibit 101.DEF	Inline XBRLTaxonomy Extension Definition Document.
Exhibit 104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	The certification is being furnished and shall not be considered filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

September 8, 2022	By:	/s/ David H. Watson
David H. Watson
President and Chief Executive Officer

September 8, 2022	By:	/s/ Richard H. Deily
Richard H. Deily
Senior Vice President, Chief Financial Officer,
Treasurer and Corporate Secretary