Form 10-Q
period 2022-10-31
ARGAN INC
filed 2022-12-07
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

October 31, 2022

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.15 par value	AGX	New York Stock Exchange

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common stock, $0.15 par value: 13,576,285 shares as of December 6, 2022.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
REVENUES	$117,875	$124,451	$336,262	$383,800
Cost of revenues	95,667	98,316	269,929	306,299
GROSS PROFIT	22,208	26,135	66,333	77,501
Selling, general and administrative expenses	12,667	11,590	34,226	31,813
INCOME FROM OPERATIONS	9,541	14,545	32,107	45,688
Other income, net	768	1,117	1,868	1,569
INCOME BEFORE INCOME TAXES	10,309	15,662	33,975	47,257
Income tax expense	(2,551)	(3,269)	(14,510)	(11,228)
NET INCOME	7,758	12,393	19,465	36,029
Foreign currency translation adjustments	(650)	(471)	(2,601)	(728)
COMPREHENSIVE INCOME	$7,108	$11,922	$16,864	$35,301

NET INCOME PER SHARE
Basic	$0.56	$0.79	$1.36	$2.29
Diluted	$0.56	$0.78	$1.36	$2.25

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	13,781	15,774	14,268	15,757
Diluted	13,812	15,963	14,350	15,980

CASH DIVIDENDS PER SHARE	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	October 31,	January 31,
	2022	2022
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$136,065	$350,472
Short-term investments	150,566	90,026
Accounts receivable, net	37,899	26,978
Contract assets	11,551	4,904
Other current assets	28,884	34,904
TOTAL CURRENT ASSETS	364,965	507,284
Property, plant and equipment, net	10,504	10,460
Goodwill	28,033	28,033
Other purchased intangible assets, net	2,730	3,322
Right-of-use, deferred tax and other assets	4,671	4,486
TOTAL ASSETS	$410,903	$553,585

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$45,268	$41,822
Accrued expenses	40,243	53,315
Contract liabilities	49,031	127,890
TOTAL CURRENT LIABILITIES	134,542	223,027
Noncurrent liabilities	4,621	4,963
TOTAL LIABILITIES	139,163	227,990

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 15,827,772 and 15,788,673 shares issued at October 31, 2022 and January 31, 2022, respectively; 13,575,772 and 15,257,688 shares outstanding at October 31, 2022 and January 31, 2022, respectively	2,374	2,368
Additional paid-in capital	161,305	158,190
Retained earnings	197,567	188,690
Less treasury stock, at cost – 2,252,000 and 530,985 shares at October 31, 2022 and January 31, 2022, respectively	(83,657)	(20,405)
Accumulated other comprehensive loss	(5,052)	(2,451)
TOTAL STOCKHOLDERS’ EQUITY	272,537	326,392
Non-controlling interest	(797)	(797)
TOTAL EQUITY	271,740	325,595
TOTAL LIABILITIES AND EQUITY	$410,903	$553,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2022 AND 2021

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional			Accumulated
	Outstanding	Par	Paid-in	Retained	Treasury	Other Comprehensive	Non-controlling	Total
	Shares	Value	Capital	Earnings	Stock	Loss	Interest	Equity
Balances, August 1, 2022	13,884,195	$2,374	$160,229	$193,205	$(73,573)	$(4,402)	$(797)	$277,036
Net income	—	—	—	7,758	—	—	—	7,758
Foreign currency translation loss	—	—	—	—	—	(650)	—	(650)
Stock compensation expense	—	—	1,076	—	—	—	—	1,076
Common stock repurchases	(308,423)	—	—	—	(10,084)	—	—	(10,084)
Cash dividends	—	—	—	(3,396)	—	—	—	(3,396)
Balances, October 31, 2022	13,575,772	$2,374	$161,305	$197,567	$(83,657)	$(5,052)	$(797)	$271,740

Balances, August 1, 2021	15,769,440	$2,366	$155,937	$181,862	$(33)	$(1,338)	$1,741	$340,535
Net income	—	—	—	12,393	—	—	—	12,393
Foreign currency translation loss	—	—	—	—	—	(471)	—	(471)
Stock compensation expense	—	—	913	—	—	—	—	913
Stock option exercises	15,000	2	370	—	—	—	—	372
Cash dividends	—	—	—	(3,947)	—	—	—	(3,947)
Balances, October 31, 2021	15,784,440	$2,368	$157,220	$190,308	$(33)	$(1,809)	$1,741	$349,795

Balances, February 1, 2022	15,257,688	$2,368	$158,190	$188,690	$(20,405)	$(2,451)	$(797)	$325,595
Net income	—	—	—	19,465		—	—	19,465
Foreign currency translation loss	—	—	—	—	—	(2,601)	—	(2,601)
Stock compensation expense	—	—	3,055	—	—	—	—	3,055
Stock option exercises and other share-based award settlements	39,099	6	60	—	—	—	—	66
Common stock repurchases	(1,721,015)	—	—	—	(63,252)	—	—	(63,252)
Cash dividends	—	—	—	(10,588)	—	—	—	(10,588)
Balances, October 31, 2022	13,575,772	$2,374	$161,305	$197,567	$(83,657)	$(5,052)	$(797)	$271,740

Balances, February 1, 2021	15,702,969	$2,356	$153,315	$166,110	$(33)	$(1,081)	$1,741	$322,408
Net income	—	—	—	36,029	—	—	—	36,029
Foreign currency translation loss	—	—	—	—	—	(728)	—	(728)
Stock compensation expense	—	—	2,521	—	—	—	—	2,521
Stock option exercises and other share-based award settlements	81,471	12	1,384	—	—	—	—	1,396
Cash dividends	—	—	—	(11,831)	—	—	—	(11,831)
Balances, October 31, 2021	15,784,440	$2,368	$157,220	$190,308	$(33)	$(1,809)	$1,741	$349,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,465	$36,029
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Stock compensation expense	3,055	2,521
Depreciation	2,296	2,560
Lease expense	1,871	3,017
Equity in (income) loss of solar energy investments	(1,112)	404
Amortization of purchased intangible assets	611	680
Deferred income tax (benefit) expense	(209)	383
Other	(770)	(14)
Changes in operating assets and liabilities
Accounts receivable	(10,921)	(7,084)
Contract assets	(6,647)	16,727
Other assets	6,184	2,070
Accounts payable and accrued expenses	(7,952)	(19,966)
Contract liabilities	(78,859)	4,372
Net cash (used in) provided by operating activities	(72,988)	41,699

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(249,750)	(90,000)
Maturities of short-term investments	190,000	90,000
Purchases of property, plant and equipment	(2,582)	(1,123)
Investments in solar energy projects	—	(4,085)
Net cash used in investing activities	(62,332)	(5,208)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchases	(63,252)	—
Payments of cash dividends	(10,588)	(11,831)
Proceeds from the exercise of stock options	66	1,396
Net cash used in financing activities	(73,774)	(10,435)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(5,313)	(1,164)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(214,407)	24,892
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	350,472	366,671
CASH AND CASH EQUIVALENTS, END OF PERIOD	$136,065	$391,563

SUPPLEMENTAL CASH FLOW INFORMATION (see Notes 7 and 10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

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

Through GPS and APC, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance, project development, technical and other consulting services to the power generation market, including the renewable energy sector. The wide range of customers includes independent power producers, public utilities, power plant equipment suppliers and other energy plant construction firms with projects located in the United States (the “U.S.”), the Republic of Ireland (“Ireland”) and the United Kingdom (the “U.K.”). GPS and APC represent the Company’s power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial operations primarily located in the southeastern region of the U.S. and that are based on its expertise in producing, delivering and installing fabricated metal components such as piping systems and pressure vessels. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region of the U.S.

Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements include the accounts of Argan, its wholly-owned subsidiaries and a variable interest entity. All significant inter-company balances and transactions have been eliminated in consolidation.

In Note 14, the Company has provided certain financial information relating to the operating results and assets of its reportable segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions.

The Company’s fiscal year ends on January 31 each year. The condensed consolidated balance sheet as of October 31, 2022, the condensed consolidated statements of earnings and stockholders’ equity for the three and nine months ended October 31, 2022 and 2021, and the condensed consolidated statements of cash flows for the nine months ended October 31, 2022 and 2021 are unaudited. The condensed consolidated balance sheet as of January 31, 2022 has been derived from audited financial statements. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto, and the independent registered public accounting firm’s report thereon, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (“Fiscal 2022”).

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of October 31, 2022, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Variable Interest Entity

In January 2018, the Company was deemed to be the primary beneficiary of a variable interest entity (the “VIE”) that was performing the project development activities related to the planned construction of a new natural gas-fired power plant. The account balances of the VIE have been included in the Company’s consolidated financial statements, including development costs incurred by the VIE during the project development period. Consideration for the Company’s engineering and financial support provided to the project included the right to build the power plant pursuant to a turnkey engineering, procurement and construction (“EPC”) services contract that was negotiated and announced.

GPS provided financing for the development efforts through notes receivable from the consolidated VIE that was established by the project owner. The project owner was unable to obtain the necessary equity financing for the project and GPS ceased providing project development funding. The repayment of the notes to GPS is overdue. Accordingly, the Company believes that the completion of the development of this project has been significantly jeopardized and that it is doubtful that construction of this power plant will occur. Accordingly, during the fourth quarter of Fiscal 2022, we recorded an impairment loss related to the capitalized development costs of this project in the amount of $7.9 million, of which $2.5 million was attributed to the non-controlling interest (i.e., the VIE). In March 2022, the project owner publicly announced the cancellation of this power plant project.

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

Predominantly, all of the Company’s fixed-price contracts are considered to have a single performance obligation. Although multiple promises to transfer individual goods or services may exist, they are not typically distinct within the context of such contracts because contract promises included therein are interrelated or the contracts require the Company to perform critical integration so that the customer receives a completed project. Warranties provided under the Company’s contracts with customers are assurance-type primarily and are recorded as the corresponding contract work is performed.

The transaction price for a customer contract represents the value of the contract awarded to the Company that is used to determine the amount of revenues recognized as of the balance sheet date. It may reflect amounts of variable consideration which could be either increases or decreases to the transaction price. These adjustments can be made from time-to-time during the period of contract performance as circumstances evolve related to such items as changes in the scope and price of contracts, claims, incentives and liquidated damages.

Contract assets include amounts that represent the rights to receive payment for goods or services that have been transferred to the project owner, with the rights conditional upon something other than the passage of time. Contract liabilities include amounts that reflect obligations to provide goods or services for which payment has been received. Contract retentions are billed amounts which, pursuant to the terms of the applicable contract, are not paid by project owners until a defined phase of a contract or project has been completed and accepted. These retained amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. Retention amounts and the length of retention periods may vary. Retainage amounts related to active contracts are considered current regardless of the term of the applicable contract; such amounts are generally collected by the completion of the applicable contract. The amounts retained by project owners under construction contracts at October 31, 2022 and January 31, 2022 were $49.4 million and $40.4 million, respectively. The amount of revenues recognized during the nine months ended October 31, 2022 that was included in the balance of contract liabilities as of January 31, 2022 was approximately $109.9 million.

Variable Consideration

Amounts for contract variations for which the Company has project-owner directive for additional work or other scope change, but not for the price associated with the corresponding additional effort, are included in the transaction price when it is considered probable that the applicable costs will be recovered through a modification to the contract price. The effects of any revision to a transaction price can be determined at any time and they could be material. The Company includes in the corresponding transaction price an estimate of the amount that it expects to receive from a claim based on management’s judgement regarding all reasonably available information. Once a final amount has been determined, the transaction price may be revised again to reflect the final resolution. At October 31, 2022 and January 31, 2022, the aggregate amounts of such contract variations included in the transaction prices that were still pending customer acceptance were $13.2 million and $7.5 million, respectively. Variations related to the Company’s contracts typically represent modifications to the existing contracts and performance obligations, and do not represent new performance obligations. Actual costs related to any changes in the scope of the corresponding contract are expensed as they are incurred. Changes to total estimated contract costs and losses, if any, are reflected in operating results for the period in which they are determined.

The Company’s long-term contracts typically have schedule dates and other performance objectives that if not achieved could subject the Company to liquidated damages. These contract requirements generally relate to specified activities that must be completed by an established date or by the achievement of a specified level of output or efficiency. Each applicable contract defines the conditions under which a project owner may be entitled to any liquidated damages. At the outset of each of the Company’s contracts, the potential amounts of liquidated damages typically are not subtracted from the transaction price as the Company believes that it has included activities in its contract plan, and the associated forecasted contract costs, that will be effective in preventing such damages. Of course, circumstances may change as the Company executes the corresponding contract. The transaction price is reduced by an applicable amount when the Company no longer considers it probable that a future reversal of revenues will not occur when the matter is resolved. The Company considers potential liquidated damages, the costs of other related items and potential mitigating factors in determining the adequacy of its regularly updated estimates of the amounts of gross profit expected to be earned on active projects.

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

Remaining Unsatisfied Performance Obligations (“RUPO”)

The amount of RUPO approximately represents the unrecognized revenue value of active contracts with customers as determined under the revenue recognition rules of U.S. GAAP. It includes the unrecognized value of certain contracts that provide customers with the right to terminate a contract for convenience but not without incurring substantive termination costs.

At October 31, 2022, the Company had RUPO of $328.1 million. The largest portion of RUPO at any date usually relates to EPC service and other construction contracts with typical performance durations of one to three years. However, the length of certain significant construction projects may exceed three years. The Company estimates that approximately 30% of the RUPO amount at October 31, 2022 will be included in the amount of consolidated revenues that will be recognized during the remainder of the fiscal year ending January 31, 2023 (“Fiscal 2023”). Most of the remaining amount of the RUPO amount at October 31, 2022 is expected to be recognized in revenues during the fiscal year ending January 31, 2024 (“Fiscal 2024”).

It is important to note that estimates may be changed in the future and that cancellations, deferrals, or scope adjustments may occur related to work included in the amount of RUPO at October 31, 2022. Accordingly, RUPO may be adjusted to reflect project delays and cancellations, revisions to project scope and cost and foreign currency exchange fluctuations, or to revise estimates, as effects become known. Such adjustments to RUPO may materially reduce future revenues below Company estimates.

Disaggregation of Revenues

The following table presents consolidated revenues for the three and nine months ended October 31, 2022 and 2021, disaggregated by the geographic area where the corresponding projects were located:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
United States	$81,810	$110,196	$256,031	$349,066
Republic of Ireland	21,833	9,698	47,019	21,947
United Kingdom	14,232	4,496	33,212	12,283
Other	—	61	—	504
Consolidated Revenues	$117,875	$124,451	$336,262	$383,800

The major portions of the Company’s consolidated revenues are recognized pursuant to fixed-price contracts with most of the remaining portions earned pursuant to time-and-material contracts. Consolidated revenues are disaggregated by reportable segment in Note 14 to the condensed consolidated financial statements.

NOTE 3 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At October 31, 2022 and January 31, 2022, certain amounts of cash equivalents were invested in money market funds with net assets invested in high-quality money market instruments. Such investments include U.S. Treasury obligations; obligations of U.S. government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by U.S. government obligations. The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Short-term investments as of October 31, 2022 and January 31, 2022 consisted solely of certificates of deposit purchased from Bank of America (the “Bank”) with weighted average initial maturities of less than one year (the “CDs”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest. Interest income is recorded when earned and is included in other income. At October 31, 2022 and January 31, 2022, the weighted average annual interest rates of the outstanding CDs were 2.5% and 0.1%, respectively.

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

NOTE 4 – ACCOUNTS AND NOTES RECEIVABLE

The Company generally extends credit to a customer based on an evaluation of the customer’s financial condition, without requiring tangible collateral. Exposure to losses on accounts and notes receivable is expected to differ due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and may establish an allowance for credit losses based on management’s estimate of the loss that is expected to occur over the remaining life of the particular financial asset. The amounts of any credit losses for the three and nine months ended October 31, 2022 and 2021 were insignificant. The allowance for credit losses at both October 31, 2022 and January 31, 2022 was $2.4 million.

NOTE 5 – PURCHASED INTANGIBLE ASSETS

At both October 31, 2022 and January 31, 2022, the goodwill balances related primarily to GPS and TRC, and were $18.5 million and $9.5 million, respectively. Management does not believe that any events or circumstances occurred or arose since January 31, 2022, that required an updated assessment of the goodwill balances of either GPS or TRC. The Company’s purchased intangible assets, other than goodwill, relate primarily to TRC and consisted of the following elements as of October 31, 2022 and January 31, 2022:

		October 31, 2022			January 31,
	Estimated	Gross	Accumulated	Net	2022, (net
	Useful Life	Amounts	Amortization	Amounts	amounts)

Trade name	15 years	$4,499	$2,075	$2,424	$2,650
Process certifications	7 years	1,897	1,874	23	226
Customer relationships	10 years	916	633	283	351
Customer contracts	< 1 year	114	114	—	95
Totals		$7,426	$4,696	$2,730	$3,322

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

At October 31, 2022, the Company did not have any borrowings outstanding under the Credit Agreement. However, the Bank has issued letters of credit in the total outstanding amount of $8.2 million at October 31, 2022, in support of the activities of APC under existing customer contracts. The comparable outstanding total amount of letters of credit at January 31, 2022 was $21.5 million. In connection with the project development activities of the VIE that is described in Note 1, the Bank issued a letter of credit, outside the scope of the Credit Agreement, in the approximate amount of $3.4 million as of October 31, 2022 and January 31, 2022, for which the Company has provided cash collateral. As of October 31, 2022, no amounts have been drawn against this letter of credit.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of October 31, 2022 and January 31, 2022, the Company was in compliance with the covenants of the Credit Agreement.

The Company expects to amend the Credit Agreement before the end of Fiscal 2023 in order to replace LIBOR with an equivalent benchmark rate. The Company does not expect that the change will materially impact its consolidated financial statements.

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

Operating lease expense amounts are recorded on a straight-line basis over the expected lease terms and were $0.6 million and $1.9 million for the three and nine months ended October 31, 2022, respectively, and were $1.1 million and $3.0 million for the three and nine months ended October 31, 2021, respectively. Operating lease payments for the three and nine months ended October 31, 2022 were $0.6 million and $1.9 million, respectively, and they were $1.1 million and $3.0 million for the three and nine months ended October 31, 2021, respectively. For operating leases as of October 31, 2022, the weighted average lease term is 78 months and the weighted average discount rate is 2.2%. The aggregate amounts of operating leases added during the nine months ended October 31, 2022 and 2021 were $0.9 million and $2.4 million, respectively.

Payments for the occupancy by TRC of certain facilities, which were made to the founder and retired chief executive officer of TRC based on an annual rental rate of $0.5 million, and most recently on a month-to-month rental basis, ceased during the three-month period end October 31, 2022 as TRC vacated the facilities in connection with a plant relocation effort that was substantially completed during the period.

The following is a schedule of future minimum lease payments for the operating leases that were recognized in the condensed consolidated balance sheet as of October 31, 2022:

Years Ending January 31,
2023 (remainder)	$396
2024	600
2025	395
2026	249
2027	231
Thereafter	1,028
Total lease payments	2,899
Less interest portion	177
Present value of lease payments	2,722
Less current portion (included in accrued expenses)	796
Non-current portion (included in noncurrent liabilities)	$1,926

The Company also uses equipment and occupies other facilities under short-term rental agreements. Rent expense amounts incurred under short-term rental agreements were $3.5 million and $8.8 million, respectively for the three and nine months ended October 31, 2022. Rent expense amounts incurred under these types of arrangements for the three and nine months ended October 31, 2021 was $1.7 million and $6.6 million, respectively.

Performance Bonds and Guarantees

In the normal course of business and for certain major projects, the Company may be required to obtain surety or performance bonding, to cause the issuance of letters of credit, or to provide parent company guarantees (or some combination thereof) in order to provide performance assurances to clients on behalf of its contractor subsidiaries. As these subsidiaries are wholly-owned, any actual liability is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. When sufficient information about claims on guaranteed or bonded projects would be available and monetary damages or other costs or losses would be determined to be probable, the Company would record such losses. Any such amounts that may be required to be paid in excess of the estimated costs to complete contracts in progress as of October 31, 2022 are not estimable.

As of October 31, 2022 and January 31, 2022, the estimated amounts of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, were approximately $0.1 billion and $0.2 billion, respectively. As of October 31, 2022 and January 31, 2022, the outstanding amounts of bonds covering other risks, including warranty obligations related to completed activities, were not material. Not all of our projects require bonding.

As of October 31, 2022 and January 31, 2022, the Company had also provided a financial guarantee, subject to certain terms and conditions, on behalf of GPS to an original equipment manufacturer in the amount of $3.6 million in support of business development efforts. A liability was established for the estimated loss related to this guarantee during Fiscal 2022.

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

NOTE 8 – LEGAL CONTINGENCIES

In the normal course of business, the Company may have pending claims and legal proceedings. In the opinion of management, based on information available at this time, there are no current claims and proceedings that are expected to have a material adverse effect on the condensed consolidated financial statements.

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

The features of the 2020 Plan are similar to those included in the 2011 Plan. Awards may include nonqualified stock options, incentive stock options, and restricted or unrestricted stock. The specific provisions for each award are documented in a written agreement between the Company and the awardee. All stock options awarded under the Stock Plans have exercise prices per share at least equal to the market value per share of the Company’s common stock on the date of grant. Stock options have terms no longer than ten years. Typically, stock options are awarded with one-third of each stock option vesting on each of the first three anniversaries of the corresponding award date.

As of October 31, 2022, there were 1,939,402 shares of common stock reserved for issuance under the Stock Plans; this number includes 236,146 shares of common stock available for future awards under the 2020 Plan.

Stock Options

A summary of stock option activity under the Stock Plans for the nine months ended October 31, 2022, along with corresponding weighted average per share amounts, is presented below (shares in thousands):

		Exercise	Remaining
	Shares	Price	Term (years)	Fair Value
Outstanding, February 1, 2022	1,405	$44.35	6.17	$10.31
Granted	38	$36.78
Exercised	(2)	$32.68
Forfeited	(36)	$48.98
Outstanding, October 31, 2022	1,405	$44.04	5.61	$10.17
Exercisable, October 31, 2022	1,188	$44.76	5.11	$10.69

Outstanding, October 31, 2021	1,381	$44.64	6.32	$10.46
Exercisable, October 31, 2021	1,053	$45.51	5.66	$11.18

The changes in the number of non-vested options to purchase shares of common stock for the nine months ended October 31, 2022, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Non-vested, February 1, 2022	295	$7.80
Granted	38	$6.68
Vested	(116)	$8.32
Non-vested, October 31, 2022	217	$7.33

Non-vested, October 31, 2021	328	$8.13

The total intrinsic value related to the stock options exercised during the nine months ended October 31, 2021 was $0.6 million; the amount was not significant for the nine months ended October 31, 2022. The aggregate market value amounts of the shares of common stock subject to outstanding stock options and exercisable stock options that were “in-the-money” exceeded the aggregate exercise prices of such options at October 31, 2022 by $1.2 million and $1.1 million, respectively.

Restricted Stock Units

The Company awards restricted stock units to senior executives, members of the Company’s board of directors and certain other employees. Awardees earn the right to receive shares of common stock as certain performance goals are achieved and/or service periods are satisfied. Each restricted stock unit expires on the three-year anniversary of the award.

During the nine months ended October 31, 2022, the Company awarded performance-based restricted stock units covering 52,000 shares of common stock, renewable (energy) performance-based restricted stock units covering 7,500 shares of common stock, time-based restricted stock units covering 72,500 shares of common stock, and 2,604 shares based on the amount of cash dividends deemed paid on shares earned pursuant to the awards. During the nine months ended October 31, 2021, the Company awarded 49,000 performance-based restricted stock units, 10,000 renewable performance-based restricted stock units and 65,000 time-based restricted stock units.

The changes in the maximum number of shares of common stock issuable pursuant to outstanding restricted stock units for the nine months ended October 31, 2022, and the weighted average fair value per share for each restricted stock unit, are presented below (shares in thousands):

	Shares	Fair Value
Outstanding, February 1, 2022	222	$31.48
Awarded	135	$27.22
Issued	(37)	$38.51
Forfeited	(22)	$40.85
Outstanding, October 31, 2022	298	$29.42

Outstanding, October 31, 2021	205	$31.00

Fair Value

The fair value amounts of stock options and restricted stock units are recorded as stock compensation expense on a straight-line basis over the terms of the corresponding awards. Expense amounts related to stock awards were $1.1 million and $0.9 million for the three months ended October 31, 2022 and 2021, respectively. Expense amounts related to stock awards were $3.1 million and $2.5 million for the nine months ended October 31, 2022 and 2021, respectively. At October 31, 2022, there was $7.2 million in unrecognized compensation cost related to outstanding stock awards that the Company expects to expense over the next three years.

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

The fair value amounts for the performance-based restricted stock units have been determined by using the per share market price of the common stock on the dates of award and, by assigning equal probabilities to the thirteen possible payout outcomes at the end of each three-year term, and by computing the weighted average of the outcome amounts. For each award, the estimated fair value amount was calculated to be 88.5% of the aggregate market value of the target number (which is 50% of the maximum number) of shares on the award date. For the renewable performance-based restricted stock units, the fair value of each award was determined to be 50% of the aggregate market value of the shares of common stock covered by the award on the date of the award. For the time-based restricted stock units, the fair value of each award equals the aggregate market price for the number of shares covered by each award on the date of award.

NOTE 10 – INCOME TAXES

Income Tax Expense Reconciliations

The Company’s income tax amounts for the nine months ended October 31, 2022 and 2021 differed from corresponding amounts computed by applying the federal corporate income tax rate of 21% to the income before income taxes for the periods as presented below:

	Nine Months Ended October 31,
	2022	2021
Computed expected income tax expense	$(7,135)	$(9,924)
Difference resulting from:
State income taxes, net of federal tax effect	(486)	(1,015)
Research and development credits adjustment	(6,181)	—
Deferred tax adjustments	(68)	—
Other permanent differences and adjustments, net	(640)	(289)
Income tax expense	$(14,510)	$(11,228)

Foreign income tax expense amounts for the nine months ended October 31, 2022 and 2021 were not material.

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

At the conclusion of the hearing that occurred in May 2022, the Company agreed to accept a settlement offer from the IRS in the amount of approximately $7.9 million, before interest. As a result, during the three-month period ended July 31,

2022, the Company made an unfavorable adjustment to its liability for uncertain income tax positions in the approximate amount of $6.2 million. Accordingly, this amount is included in income tax expense for the nine months ended October 31, 2022.

The Company has also formally protested the conclusions reached by two states, where the Company filed tax returns reflecting the benefits of certain research and development credits, that the credits are not allowable. The Company expects that any unfavorable adjustments related to the ultimate settlement of the income tax disputes with the states will not be significant.

Income Tax Refunds

As of October 31, 2022 and January 31, 2022, the balances of other current assets in the condensed consolidated balance sheet included income tax refunds receivable and prepaid income taxes in the total amounts of approximately $15.8 million and $29.5 million, respectively. The income tax refunds included the amounts that were expected to be received from the IRS upon completion of the tax return examination appeals process and the amount expected to be received from the IRS upon its processing of the Company’s NOL carryback refund request as described above.

Income Tax Returns

The Company is subject to federal and state income taxes in the U.S., and income taxes in Ireland and the U.K. Tax treatments within each jurisdiction are subject to the interpretation of the related tax laws and regulations which require significant judgments to apply. The Company is no longer subject to income tax examinations by authorities for its fiscal years ended on or before the end of Fiscal 2018 except for several notable exceptions including Ireland, the U.K. and several states where the open periods are one year longer.

Solar Energy Projects

The Company has invested in limited liability companies that make equity investments in solar energy projects that are eligible to receive energy tax credits, including $4.1 million that was invested during the nine months ended October 31, 2021. The passive investments have been accounted for using the equity method; the balances are included in other assets in our condensed consolidated balance sheets. Each tax credit, when recognized, is recorded as a reduction of the corresponding investment balance with an offsetting reduction in the balance of accrued taxes payable in accordance with the deferral method. Investment tax credits in the approximate amount of $3.3 million were recognized during the nine months ended October 31, 2021. At October 31, 2022 and January 31, 2022, the investment account balances were $1.2 million and $0.2 million, respectively. These investments are expected to provide positive overall returns over their six-year expected lives.

During the nine months ended October 31, 2022, the investment balance was adjusted to reflect the Company’s share of the income of the investment entities in the amount of approximately $1.1 million, which amount has been included as other income in the Company’s condensed consolidated statement of earnings for the corresponding period. The adjustment made in the three-month period ended October 31, 2022 was not material.

The Company has also established deferred taxes related to the difference in the book and tax bases of the investments.

Supplemental Cash Flow Information

The amounts of cash paid for income taxes during the nine months ended October 31, 2022 and 2021 were $6.3 million and $9.6 million (including the $4.1 million solar energy investment described above), respectively. The amounts of income tax refunds received during the nine months ended October 31, 2022 and 2021 were not material.

NOTE 11 – NET INCOME PER SHARE

Basic and diluted net income per share amounts are computed as follows (shares in thousands except in the note):

	Three Months Ended October 31,
	2022	2021

Net income	$7,758	$12,393

Weighted average number of shares outstanding – basic	13,781	15,774
Effect of stock awards (1)	31	189
Weighted average number of shares outstanding – diluted	13,812	15,963

Net income per share
Basic	$0.56	$0.79
Diluted	$0.56	$0.78
(1)	For the three months ended October 31, 2022 and 2021, the weighted average numbers of shares determined on a dilutive basis exclude the effects of antidilutive stock options covering an aggregate of 1,016,834 and 579,167 shares of common stock, respectively.

	Nine Months Ended October 31,
	2022	2021

Net income	$19,465	$36,029

Weighted average number of shares outstanding – basic	14,268	15,757
Effect of stock awards (1)	82	223
Weighted average number of shares outstanding – diluted	14,350	15,980

Net income per share
Basic	$1.36	$2.29
Diluted	$1.36	$2.25
(1)	For the nine months ended October 31, 2022 and 2021, the weighted average numbers of shares determined on a dilutive basis exclude the effects of antidilutive stock options covering an aggregate of 978,834 and 366,500 shares of common stock, respectively.

NOTE 12 – CASH DIVIDENDS AND COMMON STOCK REPURCHASES

On September 8, 2022, Argan’s board of directors declared a regular quarterly cash dividend in the amount of $0.25 per share of common stock, which was paid on October 31, 2022 to stockholders of record at the close of business on October 21, 2022. The Company also made regular quarterly cash dividend payments in the amounts of $0.25 per share of common stock in April 2022 and July 2022. During the nine months ended October 31, 2021, the board of directors declared three regular quarterly cash dividends, each in the amount of $0.25 per share of common stock, which were paid to stockholders in October 2021, July 2021 and April 2021, respectively.

Pursuant to authorizations provided by Argan’s board of directors (the “Share Repurchase Plan”), the Company repurchased shares of its common stock during the three and nine months ended October 31, 2022. During these periods, the Company repurchased 308,423 shares and 1,721,015 shares of common stock, most on the open market, for aggregate prices of approximately $10.1 million, or $32.69 per share, and $63.3 million, or $36.75 per share, respectively.

NOTE 13 – CUSTOMER CONCENTRATIONS

The majority of the Company’s consolidated revenues relate to performance by the power industry services segment which provided 77% and 80% of consolidated revenues for the three months ended October 31, 2022 and 2021, respectively, and 76% and 77% of consolidated revenues for the nine months ended October 31, 2022 and 2021, respectively. The industrial services segment represented 20% and 17% of consolidated revenues for the three months ended October 31, 2022 and 2021, respectively, and 20% of consolidated revenues for both the nine months ended October 31, 2022 and 2021, respectively.

The Company’s most significant customer relationships for the three months ended October 31, 2022 included four power industry service customers, which accounted for 33%, 12%, 12% and 12% of consolidated revenues, respectively. The Company’s most significant customer relationship for the three months ended October 31, 2021 included one power industry service customer, which accounted for 56% of consolidated revenues. The Company’s most significant customer relationship for the nine months ended October 31, 2022 included one power industry service customer, which accounted for 42% of consolidated revenues. The Company’s most significant customer relationships for the nine months ended October 31, 2021 included one power industry service customer and one industrial services customer, which accounted for 61% and 11% of consolidated revenues, respectively.

The accounts receivable balances from two major customers represented 35% and 13% of the corresponding consolidated balance as of October 31, 2022. Accounts receivable balances from three major customers represented 22%, 15% and 12% of the corresponding consolidated balance as of January 31, 2022. The contract asset balance related to one major customer represented 19% of the corresponding consolidated balance as of October 31, 2022. Contract asset balances from two major customers represented 31% and 13% of the corresponding consolidated balance as of January 31, 2022.

NOTE 14 – SEGMENT REPORTING

Segments represent components of an enterprise for which discrete financial information is available that is evaluated regularly by the Company’s chief executive officer, who is the chief operating decision maker, in determining how to allocate resources and in assessing performance. The Company’s reportable segments recognize revenues and incur expenses, are organized in separate business units with different management teams, customers, talents and services, and may include more than one operating segment. Intersegment revenues and the related cost of revenues are netted against the corresponding amounts of the segment receiving the intersegment services. For the three and nine months ended October 31, 2022, intersegment revenues were $0.3 million and $0.6 million, respectively. For the nine months ended October 31, 2021, intersegment revenues totaled approximately $2.7 million; such revenues for the three months ended October 31, 2021 were not material.

Summarized below are certain operating results and financial position data of the Company’s reportable business segments for the three and nine months ended October 31, 2022 and 2021. The “Other” column in each summary includes the Company’s corporate expenses.

Three Months Ended	Power	Industrial	Telecom
October 31, 2022	Services	Services	Services	Other	Totals
Revenues	$90,682	$22,137	$5,056	$—	$117,875
Cost of revenues	72,725	18,737	4,205	—	95,667
Gross profit	17,957	3,400	851	—	22,208
Selling, general and administrative expenses	6,745	1,823	796	3,303	12,667
Income (loss) from operations	11,212	1,577	55	(3,303)	9,541
Other income, net	592	—	—	176	768
Income (loss) before income taxes	$11,804	$1,577	$55	$(3,127)	10,309
Income tax expense					(2,551)
Net income					$7,758

Amortization of intangibles	$—	$166	$46	$—	$212
Depreciation	142	501	96	1	740
Property, plant and equipment additions	774	928	238	4	1,944

Current assets	$237,575	$31,355	$4,076	$91,959	$364,965
Current liabilities	110,383	21,560	1,420	1,179	134,542
Goodwill	18,476	9,467	90	—	28,033
Total assets	261,994	48,766	7,434	92,709	410,903

Three Months Ended	Power	Industrial	Telecom
October 31, 2021	Services	Services	Services	Other	Totals
Revenues	$99,560	$21,402	$3,489	$—	$124,451
Cost of revenues	76,517	18,703	3,096	—	98,316
Gross profit	23,043	2,699	393	—	26,135
Selling, general and administrative expenses	6,770	2,158	558	2,104	11,590
Income (loss) from operations	16,273	541	(165)	(2,104)	14,545
Other income, net	1,116	—	—	1	1,117
Income (loss) before income taxes	$17,389	$541	$(165)	$(2,103)	15,662
Income tax expense					(3,269)
Net income					$12,393

Amortization of intangibles	$61	$166	$—	$—	$227
Depreciation	145	564	109	1	819
Property, plant and equipment additions	36	60	223	2	321

Current assets	$374,370	$24,029	$3,329	$157,991	$559,719
Current liabilities	247,693	9,015	1,696	641	259,045
Goodwill	18,476	9,467	—	—	27,943
Total assets	406,261	42,833	5,765	158,294	613,153

Nine Months Ended	Power	Industrial	Telecom
October 31, 2022	Services	Services	Services	Other	Totals
Revenues	$255,958	$67,660	$12,644	$—	$336,262
Cost of revenues	202,985	56,968	9,976	—	269,929
Gross profit	52,973	10,692	2,668	—	66,333
Selling, general and administrative expenses	18,418	5,267	2,369	8,172	34,226
Income (loss) from operations	34,555	5,425	299	(8,172)	32,107
Other income, net	1,613	—	1	254	1,868
Income (loss) before income taxes	$36,168	$5,425	$300	$(7,918)	33,975
Income tax expense					(14,510)
Net income					$19,465

Amortization of intangibles	$—	$497	$114	$—	$611
Depreciation	422	1,553	318	3	2,296
Property, plant and equipment additions	868	1,415	295	4	2,582

For the nine months ended October 31, 2022, property, plant and equipment additions primarily consisted of building improvements made by TRC to its fabrication facility in connection with a plant consolidation and the purchase of office space by APC for its headquarters staff in Limerick, Ireland.

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

NOTE 15 — SUBSEQUENT EVENT

On November 3, 2022, GPS received full notice to proceed with EPC activities under a contract for a 950 MW natural gas-fired power plant that it will build in Lordstown, Ohio. Construction of this state-of-the-art combined cycle facility has begun with completion scheduled to occur in calendar 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of October 31, 2022, and the results of their operations for the three and nine month periods ended October 31, 2022 and 2021, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for Fiscal 2022 that was filed with the SEC on April 13, 2022 (the “Annual Report”).

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

Business Description

The Company is primarily a construction firm that conducts operations through its wholly-owned subsidiaries, GPS, APC, SMC and TRC. Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development, technical and consulting services to the power generation market, including the renewable energy sector, for a wide range of customers, including independent power project owners, public utilities, global energy plant construction firms and other commercial firms with significant power requirements. GPS and APC represent our power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial operations primarily located in the southeast region of the U.S. and that are based on its expertise in producing, delivering and installing fabricated steel components such as piping systems and pressure vessels. Through SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region of the U.S.

We may make additional opportunistic acquisitions and/or investments by identifying companies with significant potential for profitable growth and realizable synergies with one or more of our existing businesses. However, we may have more than one industrial focus depending on the opportunity and/or needs of our customers. Significant acquired companies will be operated in a manner that we believe will best provide long-term and enduring value for our stockholders.

Overview

Operating Results

Consolidated revenues for the three months ended October 31, 2022 were $117.9 million, which represented a decrease of $6.6 million, or 5.3%, from consolidated revenues of $124.5 million reported for the three months ended October 31, 2021.

The revenues of the power industry services segment decreased by $8.9 million to $90.7 million for the three months ended October 31, 2022, from $99.6 million reported for the three months ended October 31, 2021. The revenues of this reportable segment of our business represented 76.9% and 80.0% of corresponding consolidated revenues for the three months ended October 31, 2022 and 2021, respectively. The industrial services business reported revenues of $22.1 million for the three months ended October 31, 2022. This amount represented an increase of $0.7 million, or 3.4%, from revenues of $21.4 million reported by TRC for the three months ended October 31, 2021. Revenues provided by this reportable business segment represented 18.8% and 17.2% of corresponding consolidated revenues for the three months ended October 31, 2022 and 2021, respectively.

Consolidated gross profit for the three-month period ended October 31, 2022 was $22.2 million, or approximately 18.8% of the corresponding consolidated revenues, which reflected favorable contributions from all three reportable business segments. For the three-month period ended October 31, 2021, the consolidated gross profit was $26.1 million, which represented approximately 21.0% of the corresponding amount of consolidated revenues.

Selling, general and administrative expenses for the three months ended October 31, 2022 and 2021 were $12.7 million and $11.6 million, respectively.

Consolidated revenues for the nine months ended October 31, 2022 were $336.3 million, which represented a decrease of $47.5 million, or 12.4%, from consolidated revenues of $383.8 million reported for the nine months ended October 31, 2021.

The revenues of power industry services decreased by $39.8 million to $256.0 million for the nine months ended October 31, 2022, from $295.7 million reported for the nine months ended October 31, 2021. The revenues of this reportable segment of our business represented 76.1% and 77.1% of corresponding consolidated revenues for the nine months ended October 31, 2022 and 2021, respectively. The industrial services business reported revenues of $67.7 million for the nine months ended October 31, 2022. This amount represented a decrease of $10.6 million, or 13.5%, from revenues of $78.2 million reported by TRC for the nine months ended October 31, 2021. Revenues provided by this reportable business segment represented 20.1% and 20.4% of corresponding consolidated revenues for the nine months ended October 31, 2022 and 2021, respectively.

Consolidated gross profit for the nine-month period ended October 31, 2022 was $66.3 million, or 19.7% of the corresponding consolidated revenues, which also reflected favorable contributions from all three reportable business segments. For the nine-month period ended October 31, 2021, the consolidated gross profit was $77.5 million, which represented approximately 20.2% of the corresponding amount of consolidated revenues.

Selling, general and administrative expenses for the nine months ended October 31, 2022 and 2021 were $34.2 million and $31.8 million, respectively.

For the three months ended October 31, 2022, income tax expense was $2.6 million which represented an effective income tax rate of 24.7% for the period. For the three months ended October 31, 2021, income tax expense was $3.3 million which represented an effective income tax rate of 20.9% for the period.

Due substantially to the unfavorable income tax expense adjustment recorded during the nine months ended October 31, 2022 in the approximate amount of $6.2 million and related to the settlement of claims with the IRS as discussed in Note 10 to our condensed consolidated financial statements, income tax expense increased to $14.5 million for the period from $11.2 million for the nine months ended October 31, 2021. Excluding the effect of the IRS settlement adjustment, our effective income tax rate for the nine months ended October 31, 2022 was 24.5%. For the nine months ended October 31, 2021, our effective income tax rate was 23.8%.

For the three months ended October 31, 2022, our overall operating profit performance resulted in net income in the amount of $7.8 million, or $0.56 per diluted share. For the comparable period last year, we reported net income in the amount of $12.4 million, or $0.78 per dilutive share. For the nine months ended October 31, 2022 and 2021, net income was $19.5 million, or $1.36 per diluted share, and $36.0 million, or $2.25 per diluted share, respectively. The unfavorable income tax expense adjustment identified above reduced net income per diluted share for the nine months ended October 31, 2022 by $0.43.

Project Backlog

At October 31, 2022, our consolidated project backlog amount of $0.8 billion substantially consisted of the projects of the power industry services reporting segment. The comparable backlog amount as of January 31, 2022 was $0.7 billion. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects.

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

In May 2019, GPS entered into an EPC services contract to construct a 625 MW power plant in Harrison County, West Virginia. As a limited notice to proceed with certain preliminary activities was received from the owner of this project at the time (a repeat customer), the value of the contract was added to our project backlog. However, meaningful development milestones have not been achieved and management concluded that the value of this power plant should be removed from project backlog as of October 31, 2022.

On the other hand, in October 2022, GPS added the EPC services contract value of the Trumbull Energy Center, a 950 MW natural gas-fired power plant to be built in Lordstown Ohio, to our project backlog as we had a fully executed EPC service contract and we expected contract activities to commence imminently. As disclosed in Note 15 to the condensed consolidated financial statements included herein, we received the full notice to proceed with the project from the owner, Clean Energy Future-Trumbull, LLC, in November 2022. Gemma has since commenced activities for the project. This combined cycle power station will consist of two Siemens Energy SGT6-8000H gas fired, high efficiency, combustion turbines with two heat recovery steam generators and a single steam turbine, and contract completion is scheduled for calendar year 2026.

A portion of consolidated project backlog at October 31, 2022 relates to the Guernsey Power Station as GPS completes the commissioning process for this project, the largest single-phase, gas-fired, power plant under construction in the U.S. First fire has successfully occurred for all three of this plant’s natural gas-fired turbines. Substantial completion of this project is currently expected to occur early in calendar 2023.

We are committed to the construction of state-of-the-art, natural gas-fired power plants, which represents our core business, as important elements of our country’s electricity-generation mix in the future. In addition, we have been directing certain business development efforts to winning projects for the erection of utility-scale wind farms and solar fields and for the construction of hydrogen-based energy and other industrial projects in order to diversify the sources of revenues. We have successfully completed renewable energy projects in the past and we have renewed efforts to obtain new work in other sectors of the power market that will complement our natural gas-fired EPC services projects going forward.

These efforts led to the award of an EPC services contract to us by CPV Maple Hill Solar, LLC, an affiliate of Competitive Power Ventures, Inc., to construct the Maple Hill Solar facility, which we believe will be among the largest solar-powered energy plants in Pennsylvania. Project completion is currently scheduled to occur during the second half of Fiscal 2024. The unique Maple Hill Solar project, which is located in Cambria County, is being constructed using over 235,000 photovoltaic modules to generate approximately 100 MW of electrical power.

Together, the currently active projects of GPS, the Guernsey Power Station, the Maple Hill Solar facility and the Trumbull Energy Center, represent nearly 3.0 gigawatts of potential electrical power and require the significant engagement of the technical, project support and project management teams of GPS while they assist APC with certain current projects and business development efforts.

The business development efforts conducted by our APC operations have resulted in a significant increase in the project backlog of this business, which amounted to approximately $154 million as of October 31, 2022. A significant award occurred in October 2021 as APC entered into an engineering and construction services contract with EPUKI London, U.K., to construct a 2 x 330 MW natural gas-fired power plant in Carrickfergus that is near Belfast, Northern Ireland, in a structure that was initially designed to enclose coal-fired units. Our project, referred to as the “Kilroot” project, is being developed by EPNI Energy Limited. Full project activities are underway; the overall completion of this project is expected to occur in the latter half of Fiscal 2024.

In May 2022, APC entered into engineering and construction services contracts with Ireland’s Electricity Supply Board (“ESB”) to construct three 65 MW aero-derivative gas turbine flexible generation power plants in and around the city of Dublin, Ireland. Two of the power plants, the Poolbeg and Ringsend FlexGen Power Plants, will be located on the Poolbeg Peninsula, and the Corduff FlexGen Power Plant will be built in Goddamendy. All three projects cleared the applicable capacity auction earlier this year and are expected to operate intermittently during peak periods of electricity demand and as back-up supply options when renewable electricity generation is limited. A full notice to proceed has been received and project activities have commenced. The completion of each power plant is expected to occur near the end of Fiscal 2024.

The project backlog of TRC has been increased by over 100% since January 31, 2022 to approximately $97 million as of October 31, 2022, reflecting a business development emphasis on the award of larger industrial field service projects. The recent emphasis on field services opportunities influenced the strategic decision to consolidate the pipe and vessel fabrication facilities to reduce fixed costs, streamline operations and better support a growing and scalable business model.

We continue to pursue natural gas-fired power plant, renewable energy plant and industrial construction opportunities in the U.S., Ireland and the U.K. However, it is important to note that the start of new projects is primarily controlled by project owners and that delays may occur that are beyond our control.

Market Outlook

The overall growth of our power business has been substantially based on the number of combined cycle gas-fired power plants built by us, as many coal-fired plants have been shut down. In 2010, coal-fired power plants accounted for about 45% of net electricity generation. For 2021, coal fueled approximately 22% of net electricity generation. In December 2021, it was reported that the average age of the active plants in the coal-fired fleet approximates 45 years old; the last coal-fired power plant built in the U.S. was constructed in 2015. On the other hand, natural-gas fired power plants provided approximately 38% of the electricity generated by utility-scale power plants in the U.S. in 2021, representing an increase of 60% from the amount of electrical power generated by natural gas-fired power plants in 2010, which provided approximately 24% of net electricity generation for 2010. The average age of utility-scale natural gas-fired power plants in the U.S. is approximately 22 years old.

In the reference case of its Annual Energy Outlook 2022, the Energy Information Administration (“EIA”) projects average increases to utility-scale electricity generation in the U.S. of slightly less than 1% per year from 2022 through 2050. The shift from coal to natural gas as a power plant energy source in the U.S. is expected to continue as the EIA projects that coal-fired generation will decline by 45% from 2022 through 2050, and will represent only 11% of the net electricity generation mix by the end of this period. The net electricity generation from natural gas-fired power plants is projected to increase by 17% in the U.S. by 2050, and will represent approximately 34% of the net electricity generation mix by 2050.

Undoubtedly, the long-term historic decline in the use of coal as a power source in the U.S. was caused, to a significant extent, by the plentiful supply of domestic and generally inexpensive natural gas which made it the fuel of choice for power plant developers over this period. The pace of the historic increase in the preference for natural gas as an electricity generating fuel source also was energized, in part, by environmental activism and restrictive regulations targeting coal-fired power plants. Now, the environmentalist opposition against coal-fired power generation has expanded meaningfully to target all fossil fuel energy projects, including both power plants and pipelines, and has evolved into powerful support for renewable energy sources.

Protests against fossil-fuel related energy projects continue to garner media attention and stir public skepticism about new projects which have resulted in delays due to onsite protest demonstrations, indecision by local officials and lawsuits. Various cities, counties and states have adopted clean energy and carbon-free goals or objectives with achievement expected by a certain future date, typically 10 to 30 years out. These aspirational goals may increase the risk of a new power plant becoming a stranded asset long before the end of its otherwise useful economic life, which is a risk that potential equity capital providers may be unwilling to take. The difficulty in obtaining project equity financing and the other factors identified above, may be adversely impacting the planning and initial phases for the construction of new natural gas-fired power plants. Additionally, lenders, who have become more wary of funding oil-related ventures as environmental, social and governance ideas catch on in financial circles, may be generally unwilling to provide capital for energy projects to increase the domestic production and transmission of oil and natural gas.

We believe that significant uncertainty relates to the policies of the current U.S. Presidential administration. President Biden proposes to make the electricity production in the U.S. carbon free by 2035 and to put the country on the path to achieve net zero carbon emissions by 2050. These policy stances continued during the invasion of Ukraine and the current year rise in oil prices as the administration made appeals to other countries to increase oil production while domestic production is challenged by supply chain and labor issues and the maintenance of restrictive regulations. Meanwhile, delays continue for the construction of pipelines needed to transport natural gas to liquid natural gas export facilities for shipment to Western Europe.

In August 2022, President Biden signed the Inflation Reduction Act, a climate and healthcare bill that imposes new taxes on corporations with net profits for financial reporting in excess of $1.0 billion, spends billions over a decade on new workers and technology at the IRS, and funds hundreds of billions in tax subsidies intended to combat climate change among other measures. According to certain commentary, the legislation will cause investment in technologies needed for leaner production and use of fuel types, including hydrogen, nuclear, renewables and fossil fuels. However, it appears that receipt of the tax subsidies will be conditioned on the extent that taxpayers “buy American” and/or pay prevailing wages, among other requirements. Existing supply chains may lack the capacity to meet the demand that the incentives are intended to create. Therefore, the subsidies may not provide the intended economic incentives to renewable and other energy project owners. It is not clear that the legislation, for which the rules and regulations have not yet been finalized, will provide assistance to current and future project owners of fossil-fuel power projects.

Accordingly, the net amount of electricity generation in the U.S. provided by utility-scale wind and solar photovoltaic facilities continues to rise. Over the last two years, the net generation provided by these sources has increased by almost 35%. Together, such power facilities provided approximately 9%, 11% and 12% of the net amount of electricity generated by utility-scale power facilities in 2019, 2020 and 2021, respectively. In EIA’s 2022 reference case, net electricity generation from all renewable power sources is expected to increase by more than 161% and represent over 42% of such generation by 2050. Impetus for this growth is provided by both public concerns about climate change and U.S. government subsidies. Environmental activism has resulted in the passage of laws and the establishment of regulations that discourage new fossil-fuel burning power plants and provide income tax advantages that promote the growth of wind and solar power. Declines in the amount of renewable power plant component and power storage costs and an increase in the scale of energy storage capacity (i.e., battery farms and other energy storage technologies) have also occurred.

Over the next few years, EIA projects that new wind and photovoltaic solar capacity will continue to be added to the utility-scale power fleet in the U.S. at a brisk pace substantially attributable to declining equipment costs and the availability of valuable tax credits. As these tax credits were scheduled to decline and then expire early in the next decade, the wind capacity additions may slow. Although the special tax incentives related to solar power also expire, the expected  future decline in the cost of solar power equipment is predicted to sustain the growth of photovoltaic solar power generation facilities.

Major advances in the safe combination of horizontal drilling techniques and hydraulic fracturing led to the boom in natural gas supplies which have been available generally at consistently low prices. However, reductions in production levels during the pandemic, an increase in the amount of liquid natural gas exports and heat-wave temperatures throughout the U.S., among other factors including the Russian invasion of Ukraine, strained domestic natural gas supplies and forced prices upwards. As a result, the price of natural gas in the U.S. increased meaningfully during the beginning of the 2022 calendar year. However, spot price declines are forecast to occur during the first quarter of calendar year 2023 and generally stabilize for the year.

Most of our recently completed and awarded EPC service contracts relate to the construction of natural gas-fired power plants located within the Mid-Atlantic geographic footprint of the electric power system operated by PJM, which includes all or part of thirteen states and the District of Columbia. This entity operates a capacity market which is a process to ensure long-term grid reliability by securing the appropriate amount of power supply resources needed to meet predicted future energy demands. Capacity payments represent meaningful portions of the revenue streams of qualifying power plants.  Capacity auction for a particular delivery year were usually held during the month of May, three years prior to the actual delivery year. However, the 2023/2024 auction, scheduled for December 2021, was postponed until January 2022 and then was postponed again until June 2022. The auction results included increased capacity powered by nuclear, solar and natural gas energy sources, and decreased capacity provided by coal and wind energy sources. However, prices for the 2023/2024 delivery year were significantly lower than for the previous auction. Capacity auction prices are scheduled to be posted for 2024-2025 and 2025-2026 in December 2022 and June 2023, respectively. We expect that the capacity prices will rebound in the future as the PJM returns to a normal auction schedule with revised and fair auction rules.

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

We believe that its benefits as a source of power are compelling, especially as a complement to the deployment of wind and solar powered energy sources, and that the future long-term prospects for natural gas-fired power plant construction remain generally favorable as natural gas continues to be the primary source for power generation in our country. The future availability of less carbon-intense and higher efficiency natural gas in the U.S. should be a significant factor in the economic assessment of future power generation capacity additions, although the pace of new opportunities emerging may be restrained and the starts of awarded EPC projects may be delayed or cancelled due to the challenges described above.

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

The challenge is that wind and solar farms do not produce electricity at all times and they need large batteries to store their output for later use. While large battery storage capacity is under development, regional grid operators have warned that the pace may not be fast enough to offset the closures of traditional power plants that can work around the clock.

Accelerating the build-out of renewable energy sources and batteries has become an especially difficult proposition amid supply-chain challenges and inflation. For example, earlier this year, the highly publicized probe by the U.S. Commerce Department into whether Chinese solar manufacturers are circumventing trade tariffs on solar panels had the effect of halting imports of key components needed to build new solar farms and effectively brought the U.S. solar industry to a temporary standstill; nevertheless, work at our solar energy project in Pennsylvania continued although at a slower-than-expected pace during the current year.

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

Electricity generation from commercial nuclear power plants in the U.S. began in 1958. At the end of 2021, the U.S. had 93 operating commercial nuclear reactors at 55 nuclear power plants in 28 states. The average age of these nuclear reactors is about 40 years old. The newest reactor in the fleet entered service in 2016, which was ten years after the previous one to begin operation. There are two new reactors under construction in the U.S., Vogtle Units 3 and 4. Co-owner Georgia Power projects that Unit 3 will enter service in the first quarter of calendar year 2023. The completion of these two units is many years behind schedule and the units are billions of dollars in excess of their initial estimated cost.

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

It has been stated that the current scramble for electricity, regardless of source, caused by the Russian invasion of Ukraine has clarified that the 100% transition to renewable energy is in the distant future and has prompted, in part, renewed interest in not only carbon capture techniques, but carbon removal technologies as well. Carbon capture processes grab carbon from smokestacks and other sources of dense greenhouse gases, thereby reducing harmful emissions. Carbon-removal technologies are more demanding as they remove carbon out of the more diffuse open air in order to store it for centuries. Governments, including the U.S., are taking initial steps to boost this industry. The success of this industry could reduce the climate-change fear associated with natural gas-fired power plants.

The foregoing discussion in our “Market Outlook” does focus on the state of the domestic power market as the EPC services business of GPS provides the predominant amount of our revenues. However, overseas power markets provide important new power construction opportunities for us especially across Ireland and the U.K.

While both of these countries are committed to the increase in energy consumption sourced from wind and the sun on the pathway to net zero emissions, there is a recognition that these sources of electrical power are inherently variable. Other technologies will be required to support these power sources and to provide electricity when power demands exceed the amount of electricity supplied by these renewables. The existence of the necessary power reserve will require conventional generation sources, typically natural gas-fired power plants. APC was awarded the significant Kilroot project late in Fiscal 2022 to build a clean burning natural gas-fired power plant in Northern Ireland so that existing coal-fired power sources there can be replaced.

The U.K. usually holds auctions for power capacity about four years in advance of the delivery date and another auction for a smaller amount of capacity around a year before delivery. Evidence of the shifting power priorities in the U.K. are reflected in the results for Britain’s auction to ensure enough electricity capacity for 2022/2023 that were released earlier this year. Capacity cleared at a record high price unlike the results for the most recent PJM capacity auction. A total of nearly 5 gigawatts of capacity was procured in this auction, with nearly 70% of the power associated with gas-fired plants.

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

As noted above, APC recently entered into engineering and construction services contracts with the ESB to construct three 65 MW aero-derivative gas turbine flexible generation power plants around the city of Dublin, Ireland. All three projects are expected to operate intermittently during peak periods of electricity demand and as back-up supply options when renewable electricity generation is limited. A full notice to proceed has been received and project activities have commenced. Further, the Irish government has recognized that the successful development of data centers in the country is a key aspect in promoting Ireland as a digital economy hot-spot in Europe. The stewards of the electricity supply in Ireland recognize that the large increase in electricity demand presented by the growth of the data center industry represents an evolving, significant risk to the security of the supply. Accordingly, guidelines have been published recently with the intent to protect both electricity consumers and the security of supply while continuing to allow data centers to connect to the electricity system. Assessment criteria for applications of data centers to obtain grid connections include, among other items, the ability of data center applicants to bring onsite dispatchable power generation (and/or storage) equivalent to or greater than their demand in order to support the security of supply. It is expected that any dispatchable on-site generation that uses fossil fuel sources developed by data center operators will use natural gas as the fuel source. APC is nearing completion of a project to install natural gas-fired power generation for a major data center in the Dublin area.

APC is actively pursuing other new business opportunities in both the renewable and support sectors with its existing and new clients. The governments of Ireland and the U.K. have already made funds available to develop and support specific projects. The engineering and construction teams of APC are engaged in continuous discussions with particular stakeholders in certain of these other projects and APC’s management believes that it will be part of their eventual execution.

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

Comparison of the Results of Operations for the Three Months Ended October 31, 2022 and 2021

We reported net income of $7.8 million, or $0.56 per diluted share, for the three months ended October 31, 2022. For the comparable period of the prior year, we reported net income of $12.4 million, or $0.78 per diluted share.

The following schedule compares our operating results for the three months ended October 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended October 31,
	2022	2021	$ Change	% Change
REVENUES
Power industry services	$90,682	$99,560	$(8,878)	(8.9)%
Industrial fabrication and field services	22,137	21,402	735	3.4
Telecommunications infrastructure services	5,056	3,489	1,567	44.9
Revenues	117,875	124,451	(6,576)	(5.3)
COST OF REVENUES
Power industry services	72,725	76,517	(3,792)	(5.0)
Industrial fabrication and field services	18,737	18,703	34	0.2
Telecommunications infrastructure services	4,205	3,096	1,109	35.8
Cost of revenues	95,667	98,316	(2,649)	(2.7)
GROSS PROFIT	22,208	26,135	(3,927)	(15.0)
Selling, general and administrative expenses	12,667	11,590	1,077	9.3
INCOME FROM OPERATIONS	9,541	14,545	(5,004)	(34.4)
Other income, net	768	1,117	(349)	(31.2)
INCOME BEFORE INCOME TAXES	10,309	15,662	(5,353)	(34.2)
Income tax expense	(2,551)	(3,269)	718	22.0
NET INCOME	$7,758	$12,393	$(4,635)	(37.4)%

Revenues

Power Industry Services

The revenues of the power industry services segment, representing the businesses of GPS and APC, decreased by 8.9%, or $8.9 million, to $90.7 million for the three months ended October 31, 2022 compared with revenues of $99.6 million for the three months ended October 31, 2021 as the quarterly construction activities associated with the Guernsey Power Station project and Equinix data center project have passed peak levels. The reduction in revenues between the quarters was partially offset by increasing revenues at several projects including the Kilroot Power Station, the ESB FlexGen peaker plants and the Maple Hill Solar energy facility. The revenues of this business segment represented approximately 76.9% of consolidated revenues for the quarter ended October 31, 2022 and 80.0% of consolidated revenues for the corresponding prior year quarter.

The primary driver for the revenues of this segment for the three months ended October 31, 2021 were the revenues associated with the construction of the Guernsey Power Station as the construction activities on this project were at peak levels.

Industrial Fabrication and Field Services

The revenues of our industrial fabrication and field services segment, representing the business of TRC, increased by $0.7 million, or 3.4%, to $22.1 million for the three months ended October 31, 2022 compared to revenues of $21.4 million for the three months ended October 31, 2021 as the amounts of field services and pipe fabrication work increased between periods and were partially offset by declining revenues in vessel fabrication work. For the three months ended October 31, 2022 and 2021, the revenues of this segment represented 18.8% and 17.2% of consolidated revenues for the corresponding periods.

TRC’s performance for the three-month period ended October 31, 2021 was particularly strong as it reflected significant increases in revenues earned on field services activities during the period, as well as increases in revenues associated with pipe and vessel fabrication works. The major customers of TRC include some of North America’s largest fertilizer producers, as well as other chemical, mining, forest products, construction and energy companies with plants, facilities and other sites located primarily in the southeastern region of the U.S.

Telecommunications Infrastructure Services

The revenue results of this business segment, which represent the business of SMC, were $5.1 million for the three-month period ended October 31, 2022, an increase of $1.6 million, or 44.9%, from the amount of revenues earned during the three months ended October 31, 2021. The improvement in revenues between the periods related to increased project activities for outside-premises customers, and new revenues provided by the customers of Lee Telecom, Inc. (“LTI”), a company acquired by SMC in December 2021.

Cost of Revenues

With the decrease in consolidated revenues for the three months October 31, 2022 compared with last year’s third quarter ended October 31, 2021, the consolidated cost of revenues also decreased between the quarters. These costs were $95.7 million and $98.3 million for the three-month periods ended October 31, 2022 and 2021, respectively, representing a decrease of approximately 2.7%.

For the three-month period ended October 31, 2022, we reported a consolidated gross profit of approximately $22.2 million which represented a gross profit percentage of approximately 18.8% of corresponding consolidated revenues. The gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments were 19.8%, 15.4% and 16.8%, respectively, for the quarter ended October 31, 2022.

Our consolidated gross profit reported for the three-month period ended October 31, 2021 was $26.1 million, which represented a gross profit percentage of approximately 21.0% of corresponding consolidated revenues. The gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments were 23.1%, 12.6% and 11.3%, respectively, for the quarter ended October 31, 2021.

Selling, General and Administrative Expenses

These costs were $12.7 million and $11.6 million for the three months ended October 31, 2022 and 2021, respectively, representing an increase of $1.1 million between the quarters, or 9.3%, which was due primarily to the accrual of costs associated with the retirement of the Company’s former chief executive officer in August 2022.

Other Income, Net

We reported other income, net, in the amount of $0.8 million for the three months ended October 31, 2022, which included primarily income earned on funds maintained in money market accounts and interest income earned on CDs, as interest rates have increased meaningfully between periods. We reported other income, net, in the amount of $1.1 million for the three months ended October 31, 2021, which reflected primarily a cost reimbursement grant from the Irish government related to the COVID-19 pandemic.

Income Taxes

We incurred income tax expense for the three months ended October 31, 2022 in the amount of approximately $2.6 million, which represents an effective tax rate of 24.7% for the period and which reflects a currently estimated annual effective income tax rate of 23.8%. This estimated tax rate differs from the statutory federal tax rate of 21% due primarily to the unfavorable estimated effects of state income taxes and permanent differences, including certain nondeductible executive compensation and global intangible low taxed income (“GILTI”). For the three months ended October 31, 2021, we reported income tax expense in the amount of approximately $3.3 million, which represented an effective income tax rate of 20.9% for the period.

Comparison of the Results of Operations for the Nine Months Ended October 31, 2022 and 2021

We reported net income of $19.5 million, or $1.36 per diluted share, for the nine months ended October 31, 2022. For the nine months ended October 31, 2021, we reported net income of $36.0 million, or $2.25 per diluted share.

The following schedule compares our operating results for the nine months ended October 31, 2022 and 2021 (dollars in thousands):

	Nine Months Ended October 31,
	2022	2021	$ Change	% Change
REVENUES
Power industry services	$255,958	$295,736	$(39,778)	(13.5)%
Industrial fabrication and field services	67,660	78,213	(10,553)	(13.5)
Telecommunications infrastructure services	12,644	9,851	2,793	28.4
Revenues	336,262	383,800	(47,538)	(12.4)
COST OF REVENUES
Power industry services	202,985	233,682	(30,697)	(13.1)
Industrial fabrication and field services	56,968	64,519	(7,551)	(11.7)
Telecommunications infrastructure services	9,976	8,098	1,878	23.2
Cost of revenues	269,929	306,299	(36,370)	(11.9)
GROSS PROFIT	66,333	77,501	(11,168)	(14.4)
Selling, general and administrative expenses	34,226	31,813	2,413	7.6
INCOME FROM OPERATIONS	32,107	45,688	(13,581)	(29.7)
Other income, net	1,868	1,569	299	19.1
INCOME BEFORE INCOME TAXES	33,975	47,257	(13,282)	(28.1)
Income tax expense	(14,510)	(11,228)	(3,282)	(29.2)
NET INCOME	$19,465	$36,029	$(16,564)	(46.0)%

Revenues

Power Industry Services

The revenues of the power industry services segment decreased by 13.5%, or $39.8 million, to $256.0 million for the nine months ended October 31, 2022 compared with revenues of $295.7 million for the nine months ended October 31, 2021 as the construction activities associated with the Guernsey Power Station project have passed peak levels. The reduction in revenues between the periods was partially offset by an increase in the revenues of the Maple Hill solar energy facility and several APC projects including the Kilroot Power Station, the ESB FlexGen peaker plants and the Equinix data center project. The revenues of this business segment represented approximately 76.1% of consolidated revenues for the nine months ended October 31, 2022 and 77.1% of consolidated revenues for the nine-month period ended October 31, 2021.

The primary drivers for the revenues of this segment for the nine months ended October 31, 2021 were the revenues associated with the construction of the Guernsey Power Station and the Maple Hill Solar energy facility.

Industrial Fabrication and Field Services

The revenues of our industrial fabrication and field services segment decreased by $10.6 million, or 13.5%, to $67.7 million for the nine months ended October 31, 2022 compared to revenues of $78.2 million for the nine months ended October 31, 2021 as the amount of pipe and vessel fabrication and field services declined. For the nine months ended October 31, 2022 and 2021, the revenues of this segment represented 20.1% and 20.4% of consolidated revenues for the corresponding periods.

Telecommunications Infrastructure Services

The revenue results of this business segment were $12.6 million for the nine-month period ended October 31, 2022, an increase of $2.8 million, or 28.4%, from the amount of revenues earned during the nine months ended October 31, 2021. The improvement was due primarily to the addition of the revenues of LTI to current year results.

Cost of Revenues

With the decrease in consolidated revenues for the nine months ended October 31, 2022 compared with last year’s nine-month period ended October 31, 2021, the consolidated cost of revenues also decreased between the periods. These costs were $269.9 million and $306.3 million for the nine months ended October 31, 2022 and 2021, respectively, representing a decrease of approximately 11.9%.

For the nine-month period ended October 31, 2022, we reported a consolidated gross profit of approximately $66.3 million, which represented a gross profit percentage of approximately 19.7% of corresponding consolidated revenues. The gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments were 20.7%, 15.8% and 21.1%, respectively, for the nine months ended October 31, 2022.

Our consolidated gross profit reported for the nine-month period ended October 31, 2021 was $77.5 million, which represented a gross profit percentage of approximately 20.2% of corresponding consolidated revenues. The gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments were 21.0%, 17.5% and 17.8%, respectively, for the nine-month period ended October 31, 2021.

Selling, General and Administrative Expenses

These costs were $34.2 million and $31.8 million for the nine months ended October 31, 2022 and 2021, respectively, representing an increase of $2.4 million between the periods, or 7.6%, due primarily to the executive retirement costs described above, increased stock compensation expense and increased professional fees.

Other Income, Net

We reported other income, net, in the amount of $1.9 million for the nine months ended October 31, 2022 which included primarily our share of earnings associated with our solar fund investments and income earned on funds maintained in money market accounts and interest income earned on CDs.

We reported other income, net, in the amount of $1.6 million for the nine months ended October 31, 2021 due substantially to two transactions related to APC. In addition to the COVID-19 relief received from the Irish government as discussed above, APC received a research and development credit payment last year from the government of the U.K. related to certain qualifying works performed during Fiscal 2019 in the amount of $0.7 million. This line item also reflected our share of the net loss reported by a solar fund investment in the amount of $0.4 million.

Income Taxes

We incurred income tax expense for the nine months ended October 31, 2022 in the amount of approximately $14.5 million, including the aforementioned unfavorable adjustment in the amount of $6.2 million related to the settlement of research and development claims with the IRS. Excluding the effect of this adjustment, our effective income tax rate for the nine-months ended October 31, 2022 was 24.5%. As indicated above, we estimate that our annual effective income tax rate for the year ending January 31, 2023 will approximate 23.8%. This estimated annual effective tax rate differs from the statutory federal tax rate of 21% due primarily to the unfavorable effects of state income taxes and permanent differences, including certain nondeductible executive compensation and overseas income deemed to be GILTI.

For the nine months ended October 31, 2021, we reported income tax expense in the amount of approximately $11.2 million, which represented an actual effective income tax rate of 23.8% for the period. This effective tax rate differed from the statutory federal tax rate of 21% due primarily to the unfavorable effect of state income taxes and permanent differences.

Liquidity and Capital Resources as of October 31, 2022

At October 31 and January 31, 2022, our balances of cash and cash equivalents were $136.1 million and $350.5 million, respectively, which represented a decrease of $214.4 million.

The net amount of cash used in operating activities for the nine months ended October 31, 2022 was $73 million. Our net income for the nine months ended October 31, 2022, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $25.2 million. However, reductions in the balance of contract liabilities and the combined level of accounts payable and accrued expenses in the amounts of $78.9 million and $8.0 million, respectively, represented uses of cash. Both of these reductions related primarily to the decline in the construction activity of the Guernsey Power Station project, partially offset by an increase in contract liabilities at several APC projects. Additionally, the increase in contract assets and accounts receivable in the amounts of $6.6 million and $10.9 million, respectively, represented uses of cash during the period. The decrease in the amount of other assets in the amount of $6.2 million, represented a source of cash during the period.

During the nine months ended October 31, 2022, we also used cash to increase the level of our short-term investments, which consist entirely of CDs issued by the Bank, by $59.8 million and to make capital expenditures in the amount of $2.6 million. We also used $73.8 million cash in financing activities during the nine months ended October 31, 2022, including $63.3 million used to repurchase shares of common stock pursuant to our Share Repurchase Plan, and $10.6 million used for the payment of regular cash dividends. As of October 31, 2022, there were no restrictions with respect to intercompany payments between GPS, TRC, APC, SMC and the holding company.

During the nine months ended October 31, 2021, our balance of cash and cash equivalents increased by a net amount of $24.9 million. The net amount of cash provided by operating activities for the nine months ended October 31, 2021 was $41.7 million. Our net income for the period, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $45.6 million. The sources of cash from operations also included a decrease in the balance of contract assets in the amount of $16.7 million. A reduction in the combined level of accounts payable and accrued expenses and an increase in accounts receivable during the nine-month period ended October 31, 2021, in the respective amounts of $20.0 million and $7.1 million, represented uses of cash for the period. Contract liabilities increased by $4.4 million during the nine months ended October 31, 2021, representing a source of cash. The amount of prepaid expenses and other assets decreased by $2.1 million during the nine months ended October 31, 2021, which also represented a source of cash for the period.

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

At October 31, 2022, a portion of our balance of cash and cash equivalents was invested in a money market fund with most of its total assets invested in cash, U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. The major portion of our domestic operating bank account balances are maintained with the Bank. We do maintain certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of the operations of APC.

In order to monitor the actual and necessary levels of liquidity for our business, we focus on net liquidity, or working capital, in addition to our cash balances. During the nine months ended October 31, 2022, our net liquidity decreased by $53.8 million to $230.4 million as of October 31, 2022 from $284.3 million as of January 31, 2022, due primarily to common stock repurchases and cash dividends, partially offset by our net income for the period. As we have no debt service, our fixed asset acquisitions in a reporting period are typically low, and net liquidity includes our short-term investments, our levels of working capital are not subjected to the volatility that affects our levels of cash and cash equivalents.

The original term of our Credit Agreement with the Bank was scheduled to expire on May 31, 2021. During April 2021, the Company and the Bank agreed to an amendment to the Credit Agreement which extended the expiration date of the Credit Agreement to May 31, 2024 and reduced the borrowing rate. The Credit Agreement includes the following features, among others: a lending commitment of $50.0 million including a revolving loan with interest at the 30 day LIBOR plus 1.6% (reduced from 2.0%), and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions. We may also use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business as defined by the Bank. At October 31, 2022, we had no outstanding borrowings; however, the Bank has issued letters of credit in the total outstanding amount of $8.2 million in support of the activities of APC under new customer contracts. In connection with the project development activities of the VIE, the Bank issued a letter of credit, outside the scope of the Credit Agreement, in the approximate amount of $3.4 million for which we have provided cash collateral. The Company expects to amend the Credit Agreement again before the end of Fiscal 2023 in order to replace LIBOR with an equivalent benchmark rate. The Company does not expect that the change will materially impact its consolidated financial statements.

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement requires that we comply with certain financial covenants at our fiscal year-end and at each fiscal quarter-end, and includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. At October 31, 2022 and January 31, 2022, we were compliant with the covenants of the Credit Agreement.

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

As of October 31, 2022 and January 31, 2022, the estimated amounts of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, were approximately $0.1 billion and $0.2 billion, respectively. As of October 31, 2022 and January 31, 2022, the outstanding amounts of bonds covering other risks, including warranty obligations related to completed activities, were not material. Not all of our projects require bonding.

We have also provided a financial guarantee on behalf of GPS to an original equipment manufacturer in the amount of $3.6 million to support project developmental efforts. A liability was established for the estimated loss related to this guarantee during Fiscal 2022.

When sufficient information about claims related to our performance on projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such losses. As our subsidiaries are wholly-owned, any actual liability related to contract performance is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. Any amounts that we may be required to pay in excess of the estimated costs to complete contracts in progress as of October 31, 2022 are not estimable.

Until recently, returns on money market instruments and certificates of deposit were limited for some time due to market conditions. With the desire to increase the amount of return on its available cash, the Company made prior year investments of approximately $6.3 million in limited liability companies that make equity investments in solar energy projects that are eligible to receive energy tax credits. It is likely that we will evaluate opportunities to make other solar energy investments of this type in the future.

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

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

The tables following immediately below present the determinations of EBITDA for the three and nine months ended October 31, 2022 and 2021, respectively (amounts in thousands).

	Three Months Ended
	October 31,
	2022	2021
Net income, as reported	$7,758	$12,393
Income tax expense	2,551	3,269
Depreciation	740	819
Amortization of purchased intangible assets	212	227
EBITDA	$11,261	$16,708

	Nine Months Ended
	October 31,
	2022	2021
Net income, as reported	$19,465	$36,029
Income tax expense	14,510	11,228
Depreciation	2,296	2,560
Amortization of purchased intangible assets	611	680
EBITDA	$36,882	$50,497

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

We consider the accounting policies related to revenue recognition on long-term construction contracts; income tax reporting; the accounting for business combinations; the subsequent valuation of goodwill, other indefinite-lived assets and long-lived assets; and the financial reporting associated with any significant claims or legal matters to be most critical to the understanding of our financial position and results of operations typically, as well as the accounting and reporting for special purpose entities including joint ventures and variable interest entities. An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report. During the three months ended October 31, 2022, there have been no material changes in the way we apply the critical accounting policies described therein.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that have not yet been adopted that we consider material to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of October 31, 2022, we had no outstanding borrowings under our financing arrangements with the Bank (see Note 6 to the accompanying condensed consolidated financial statements), which provide a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2024 with interest at 30-day LIBOR plus 1.6% going forward. During the nine months ended October 31, 2022 and 2021, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk.

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

We maintain a substantial amount of our temporarily investable cash in certificates of deposit and in a money market fund (see Note 3 of the accompanying condensed consolidated financial statements). As of October 31, 2022, the weighted average number of days until maturity for the short-term investments and money market fund was 296 days. The weighted average annual interest rate of our certificates of deposit of $149.8 million, which are classified as short-term investments, and the money market fund balance of $49.1 million was 2.57%. To illustrate the potential impact of changes in the overall interest rate associated with our investable cash balance at October 31, 2022 on our annual results of operations, we present the following hypothetical analysis. It assumes that our condensed consolidated balance sheet as of October 31, 2022 remains constant, and no further actions are taken to alter our existing interest rate sensitivity, including reinvestments. As the blended weighted average interest rate was 2.57% at October 31, 2022, the largest decrease in the interest rates presented below is 257 basis points (dollars in thousands).

	Increase (Decrease) in	Increase (Decrease) in	Net Increase (Decrease) in
Basis Point Change	Interest Income	Interest Expense	Income (Pre-Tax)
Up 300 basis points	$3,177	$—	$3,177
Up 200 basis points	2,118	—	2,118
Up 100 basis points	1,059	—	1,059
Down 100 basis points	(1,059)	—	(1,059)
Down 200 basis points	(1,880)	—	(1,880)
Down 257 basis points	(2,324)	—	(2,324)

With the consolidation of APC, we are subject to the effects of translating the financial statements of APC from its functional currency (Euros) into our reporting currency (U.S. dollars). For example, the amounts of cash, revenues and backlog reported for APC in our condensed consolidated financial statements have declined through the nine months ended October 31, 2022 as the Euro has depreciated significantly versus the U.S. dollar. The effects of translation are recognized in accumulated other comprehensive loss, which is net of tax when applicable. APC remeasures transactions and subsidiary financial statements denominated in local currencies to Euros. Gains and losses on the remeasurements are recorded in the other income line of our condensed consolidated statement of earnings.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of October 31, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to the Company and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure in the reports.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 8, 2022, we made a filing on Current Report Form 8-K announcing an additional authorized increase in our Share Repurchase Plan, from $75 million to $100 million. The repurchases may occur in the open market or through investment banking institutions, privately-negotiated transactions, or direct purchases, and the timing and amount of stock repurchase transactions will depend on market and business conditions, applicable legal and credit requirements and other corporate considerations. In accordance with the SEC’s Rule 10b5-1, and pursuant to the Share Repurchase Plan, we have allowed, and may in the future allow, the repurchase of our common stock during trading blackout periods by an investment banking firm or other institution agent acting on our behalf pursuant to predetermined parameters.

Information related to our share repurchases for the three months ended October 31, 2022 follows:

			Total Number of	Value of Shares That May Yet
			Shares Purchased as Part of	Be Purchased under the
	Total Number of	Average Price per	Publicly Announced	Plans or Programs
Period	Shares Repurchased	Share Paid	Plans or Programs	(Dollars in Thousands)
August 1 - 31, 2022	—	$—	—	$1,460
September 1 - 30, 2022	164,200	$32.70	164,200	$21,090
October 1 - 31, 2022	144,223	$32.68	144,223	$16,376
Total	308,423	$32.69	308,423

Under the Share Repurchase Plan and as of October 31, 2022, the Company has repurchased 2,248,767 shares of its common stock since November 2021 (when it began to make such repurchases) at an average price of $37.19 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES (not applicable)

ITEM 5. OTHER INFORMATION

On August 18, 2022, the Company filed a Current Report on Form 8-K including the announcement that its board of directors promoted David H. Watson to be the Company’s President and Chief Executive Officer (“CEO”) and appointed him to the board, effective August 16, 2022.  Mr. Watson previously served as the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (“CFO”) since October 2015.

Mr. Watson replaces Rainer H. Bosselmann, who retired from the CEO and Chairman of the Board positions but will continue to serve as a member of the board. Mr. Bosselmann has entered into a retirement agreement with the Company, effective August 16, 2022, that allows for payment of $225,000 per annum and benefits for three years.

The board appointed a current member of the board, William F. Leimkuhler, as Chairman of the Board, effective August 16, 2022.

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

Exhibit 10.2

Employment Agreement, dated September 8, 2022, by and between Argan, Inc. and David H. Watson. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on September 8, 2022.

Exhibit 10.3

Employment Agreement, dated September 8, 2022, by and between Argan, Inc. and Richard H. Deily. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on September 8, 2022.

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

ARGAN, INC.

December 7, 2022	By:	/s/ David H. Watson
David H. Watson
President and Chief Executive Officer

December 7, 2022	By:	/s/ Richard H. Deily
Richard H. Deily
Senior Vice President, Chief Financial Officer,
Treasurer and Corporate Secretary