Form 10-K
period 2023-01-31
ARGAN INC
filed 2023-04-17
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended January 31, 2023

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ⌧

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $303,182,532 on July 29, 2022 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price on the NYSE as reported for that date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of April 11, 2023: 13,395,835 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders to be held on June 20, 2023 are incorporated by reference in Part III.

ARGAN, INC. AND SUBSIDIARIES

2023 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS.

Argan, Inc. (“Argan”) conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), Atlantic Projects Company Limited and affiliates (“APC”), The Roberts Company, Inc. (“TRC”) and Southern Maryland Cable, Inc. (“SMC”) (together referred to as the “Company,” “we,” “us,” or “our”). GPS and APC represent our power industry services reportable segment that provides a full range of engineering, procurement, construction, commissioning, maintenance, project development and technical consulting services to the power generation market, including the renewable energy sector. The wide range of customers includes independent power project owners, public utilities, power plant heavy equipment suppliers and other commercial firms with significant power requirements. Projects are located in the United States (the “U.S.”), the Republic of Ireland (“Ireland”) and the United Kingdom (the “U.K.”). Through TRC, the industrial fabrication and field services reportable segment provides primarily on-site services that support new plant construction and additions, maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the Southeast region of the U.S. and that may include the fabrication, delivery and installation of steel components such as piping systems and pressure vessels. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region of the U.S.

Holding Company Structure

Argan was organized as a Delaware corporation in May 1961. We may make additional opportunistic acquisitions and/or investments by identifying companies with significant potential for profitable growth and realizable synergies with one or more of our existing businesses. However, we may have more than one industrial focus depending on the opportunity and/or needs of our customers. Significant acquired companies will be operated in a manner that we believe will best provide long-term and enduring value for our stockholders. Argan is primarily a construction firm with current investments in GPS, APC, TRC and SMC.

Power Industry Services

The most significant percentage of our power industry services has been performed by GPS which is a full-service engineering, procurement and construction (“EPC”) services firm that we have operated for over sixteen years since it was acquired in 2006. GPS has the proven abilities of designing, building and commissioning large-scale energy projects primarily in the U.S. The extensive design, construction, project management, start-up and operating experience of GPS has grown with installed capacity exceeding 16 gigawatts of mostly domestic power-generating capacity. Our power projects have included base-load combined-cycle facilities, simple-cycle peaking plants and boiler plant construction and renovation efforts. GPS also has experience in the renewable energy sector by providing EPC contracting and other services to the owners of alternative energy facilities, including biomass plants, wind farms and solar fields. Typically, the scope of work for GPS includes complete plant engineering and design, the procurement of equipment and construction from site development through electrical interconnection and plant testing. The durations of our construction projects typically range between one to three years. However, the length of certain significant construction projects may exceed three years.

This reportable business segment also includes APC, a company formed in Ireland over 45 years ago, and its affiliated companies, which we acquired in May 2015. Historically, APC primarily provided turbine, boiler and large rotating equipment engineering, procurement, installation, commissioning and outage services to power plants in Ireland. Since the acquisition of APC in 2015, it has expanded operations to the U.K. and more recently focused on the performance of engineering and construction services for the major electric utility in Ireland, independent power plant owners, major data center operators and original equipment manufacturers. With its primary presence in Ireland and the U.K., APC leads this segment’s international focus.

The revenues of our power industry services business segment were $346.0 million, $398.1 million and $319.4 million for the fiscal years ended January 31, 2023 (“Fiscal 2023”), 2022 (“Fiscal 2022”) and 2021 (“Fiscal 2021”), respectively, or 76%, 78% and 81% of our consolidated revenues for the corresponding periods, respectively. The substantial portions of the revenues of this reportable segment reported for these three years were derived from the performance of activities by GPS and APC under EPC services and other construction contracts with the owners of power plant projects.

Project Backlog

At January 31, 2023, the project backlog for this reporting segment was approximately $0.7 billion. The comparable backlog amount as of January 31, 2022 was approximately $0.7 billion. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects.

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

Major Projects

The significant currently active projects of our power industry services segment include the construction of the facilities described below, which together represent nearly 3.8 gigawatts of potential electrical power and require the significant engagements of our technical, project support and project management teams.

Guernsey Power Station

In January 2019, GPS entered into an EPC services contract to construct an 1,875 MW natural gas-fired power plant in Guernsey County, Ohio (the “Guernsey Power Station”). Caithness Energy, L.L.C. (“Caithness”) led the development of this project. After receiving a full notice-to-proceed, GPS commenced substantial activities for this project in August 2019, which remains the largest, single-phase, gas-fired, power plant construction project in the U.S. For Fiscal 2023, Fiscal 2022 and Fiscal 2021, this project represented significant portions of consolidated revenues. The substantial completion milestones have been achieved for all three of this plant’s natural gas-fired turbines. GPS expects to achieve the final completion of this project during the third quarter of the year ending January 31, 2024 (“Fiscal 2024”).

Guernsey County is located in southeastern Ohio in the heart of the state’s Utica and Marcellus shale gas development area. Using state-of-the-art combined cycle technology and air-cooling system, the Guernsey Power Station will be a cost-efficient, fuel-efficient, electricity generating power plant that protects air quality and conserves water with the capability to satisfy the electricity needs of approximately one million homes.

The combined cycle design of this plant utilizes three power trains, with each one including a gas-fired turbine, a heat recovery steam generator and a steam turbine, that will enable this plant to generate significantly more power from the equivalent amount of fuel than a traditional gas-fired power plant. The Guernsey Power Station will also use dry cooling technology to reduce water usage by as much as 95% compared to a water-cooled power plant. Because of its advanced design, the power plant will achieve extremely low emission levels from a gas-fired power plant of its type.

Trumbull Energy Center

In November 2022, we announced that we received the full notice to proceed with EPC activities for the Trumbull Energy Center, a 950 MW natural gas-fired power plant to be built in Lordstown, Ohio, from Clean Energy Future-Trumbull, LLC. We began contract activities immediately. This combined cycle power station will consist of two Siemens Energy SGT6-8000H gas-fired, high efficiency, combustion turbines with two heat recovery steam generators and a single steam turbine. Contract completion is scheduled currently to occur by the end of the year ending January 31, 2026 (“Fiscal 2026”).

Kilroot Power Station

In October 2021, APC entered into an engineering and construction services contract with EPUKI London, U.K., to construct a 2 x 330 MW natural gas-fired power plant in Carrickfergus, a location that is near Belfast, Northern Ireland. The “Kilroot” project was developed by EPNI Energy Limited. Full project activities are underway; the overall completion of this project is expected to occur by the end of Fiscal 2024.

ESB FlexGen Peaker Plants

In May 2022, APC entered into engineering and construction services contracts with Ireland’s Electricity Supply Board (“ESB”) to construct three 65 MW aero-derivative gas turbine flexible generation power plants in and around the city of Dublin, Ireland. Two of the power plants, the Poolbeg and Ringsend FlexGen Power Plants, will be located on the Poolbeg Peninsula, and the Corduff FlexGen Power Plant will be built in nearby Goddamendy. All three projects cleared the applicable capacity auction in calendar 2022 and are expected to operate intermittently during peak periods of electricity demand and as back-up supply options when renewable electricity generation is limited. A full notice to proceed has been received and project activities have commenced. The completion of each power plant is expected to occur by the end of Fiscal 2024.

Maple Hill Solar

In May 2021, we announced that GPS entered into an EPC services contract with CPV Maple Hill Solar, LLC, an affiliate of Competitive Power Ventures, Inc. (“CPV”), to construct the Maple Hill Solar facility, which we believe will be among the largest solar-powered energy plants in Pennsylvania. Pursuant to an extension to the project schedule that was coordinated with the project owner, the completion of this effort is currently scheduled to occur during the second half of Fiscal 2024. The unique Maple Hill Solar project, which is located in Cambria County, Pennsylvania, is being constructed using over 235,000 photovoltaic modules to generate up to approximately 100 MW alternating current electrical power.

Other Construction Works

Recently, APC was provided with limited notices to proceed with EPC contract activities for an open-cycle gas turbine power facility in central Ireland that will have the capacity to generate approximately 264 MW of temporary emergency electrical power. GPS is teaming with APC in the performance of this contract. The staff at GPS has also begun efforts pursuant to limited notices to proceed with contract activities for the conversion of three coal-fired power plants to solar energy facilities, with supporting battery-storage, while exclusive negotiations are conducted between GPS and a large integrated retail electricity and power generation company for the corresponding EPC services contract.

During Fiscal 2023, the Irish operations of APC substantially completed the design and build of a dedicated power plant within a major data center. The size and configuration of the facility, consisting of nine gas-fired turbines, is a first-of-a-kind within the Irish data center market. During Fiscal 2023, the Irish operations also completed construction activities for a major chip manufacturer. Both of these facilities are located near Dublin. Finally, during Fiscal 2023, the U.K. operations of APC completed the installation of a synchronized condenser for the combined cycle, gas-fired power plant located at the Isle of Grain site in the Kent region of the U.K.

On the other hand, in May 2019, GPS entered into an EPC services contract to construct a 625 MW power plant in Harrison County, West Virginia. As a limited notice to proceed with certain preliminary activities was received from the owner of this project at the time (a repeat customer), the value of the contract was added to our project backlog. However, meaningful milestones were not achieved and management concluded that the value of this power plant should be removed from project backlog during Fiscal 2023.

Over the past five years, GPS was awarded six EPC service contracts, which represented gas-fired power plant projects with electricity generating capacity exceeding 5 gigawatts for which the commencement of project activities has been delayed or cancelled, including the project described above. None of these projects are in our project backlog as of January 31, 2023.

We have maintained that the delays in the construction starts of these projects and the awards of new business awards to GPS relate to a variety of factors, especially in the northeastern and Mid-Atlantic regions of the U.S. where the largest electricity grid is run by PJM Interconnection LLC (“PJM”). Certain projects in development are confronting difficulties in obtaining the necessary permits for construction and operation, in securing the delivery of fuel to the power plant site and in establishing the necessary power connection to the electricity grid. Currently, we also believe that the ability of the owners of fully developed gas-fired power plant projects to close on equity and permanent debt financing is challenged by uncertainty in the capital markets caused by multiple factors including delayed capacity auctions, mounting public and political opposition to fossil-fuel energy projects and rising interest rates.

Along with our commitment to the construction of state-of-the-art, natural gas-fired power plants that will serve as important elements of our country’s electricity-generation mix in the future, we are targeting certain business development efforts to win projects for the erection of utility-scale wind farms and solar fields, as well as the construction of other renewable energy projects. We are also pursuing hydrogen-based energy plants and carbon capture and storage projects. We have successfully completed certain of these types of projects in the past and we are renewing efforts to obtain new work in the renewable power sector that will complement our natural gas-fired EPC services projects going forward, like the Maple Hill Solar energy project as well as the three utility-scale solar and battery energy storage facilities in the Midwest for which we recently received limited notices to proceed.

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

For example, through variable interest entities, we entered into support arrangements with independent parties in the past that resulted in the successful development and our construction of three separate gas-fired power plant. We were paid project development fees for each project and our loans to the development entities were repaid in full plus interest. To complete two of these construction projects, we entered into joint venture arrangements in order to secure greater bonding capacity. These arrangements were dissolved upon the successful completion of the corresponding EPC service contracts.

However, not all such business development endeavors are successful. In January 2018, we determined that we were the primary beneficiary of a variable interest entity that was performing the project development activities related to the construction of the Chickahominy Power Station. GPS provided financing to the entity for the development efforts pursuant to promissory notes. Ultimately, the project owner was unable to obtain the necessary equity financing for the project, and GPS ceased providing project development funding. During the fourth quarter of Fiscal 2022, we recorded an impairment loss related to all of the capitalized project development costs in the amount of $7.9 million, of which $2.5 million was attributed to the non-controlling interest.

Labor and Materials

We perform work on job sites in different states and countries. The skilled craft labor pool is unique in each region due to a variety of factors, including different employment environments, competing infrastructure projects located near our sites that utilize the same labor pool as us, and decreased and aging labor pools resulting from demographic trends. As such, we take a carefully considered and tailored approach at each job site to acquire and retain the required personnel resources when we need them, especially craft labor, and to maintain optimum productivity on each of our projects. Depending on the project, we may utilize direct hires, subcontractors, existing internal personnel, or a combination of the three. To date, we have managed generally to staff each of our jobs safely and effectively.

However, in staffing each new project with the skilled craft labor needed to complete each job successfully, we may be challenged by labor shortages in the construction industry, rising wages, demographic trends and other factors. Going forward, competition for labor may include employers outside the construction industry that can offer the one job benefit that construction companies cannot, which is the opportunity to work remotely. In short, labor shortages may persist into the next fiscal year as inflation drives wages upwards.

Overall, employment in the domestic construction industry has surpassed the pre-pandemic high. The industry’s unemployment rate has dropped to 6.6% for February 2023. The number of unemployed job seekers with construction experience has declined by about 4.6% over the last year. The rising employment has been accompanied by higher wages that have risen by approximately 5.3% over the last year as well.

In connection with the engineering and construction of traditional power plants, biodiesel plants and other renewable energy systems, we procure materials for installation on our various projects. We are not dependent upon any one source for major equipment components, such as heat recovery steam generation units, steam turbines and air-cooled condensers, or any other construction materials that we use to complete a particular power project.

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

For example, we sourced certain supplies, materials and equipment from countries stricken by the global COVID-19 pandemic, as did certain of the major original equipment manufacturers (“OEMs”) for major components of natural gas-fired power plants. Disruptions to these supply chains could have significantly affected the completion schedules for certain projects in an unfavorable manner. However, by working closely with project owners, OEMs and other equipment suppliers, we were able to minimize major adverse effects on project delivery schedules. As was well publicized, the supply of solar panels to projects in the U.S was slowed during Fiscal 2023 when China was accused of circumventing import restrictions by diverted deliveries through other countries. However, the U.S. government intervened in a manner that resumed deliveries. In the meantime, we obtained the delivery of solar panels from other sources that maintained productive activity on our Maple Hill Solar project for most of Fiscal 2023.

In addition, we believe that we have protections in our contracts with major customers that provide certain relief that helps to mitigate certain financial risks. These protections could be limited depending on the underlying issues and the financial challenges of our customers.

As we go forward, there may be unscheduled delays in the delivery of materials and equipment ordered by us or a project owner or other unanticipated challenges to our ability to complete major job tasks when planned, among other impacts, none of which are quantifiable at this time. We actively attempted to manage these risks during the period of uncertainty relating to the COVID-19 outbreak and other threats to efficient operations. During Fiscal 2023, the management of the risks associated with the inability to obtain machinery, equipment and other materials when needed continued to require our best efforts. However, we are concerned that the supply chain uncertainties may be impacting project owners’ confidence in commencing new work which may adversely affect our expected levels of revenues until the supply chain disruptions substantially dissipate.

The costs of materials needed for the completion of our projects may fluctuate from time to time. For example, in January 2023, inflation rose by 0.5% for the month and 6.4% over the prior year, according to the consumer price index data released by the U.S. Bureau of Labor Statistics. In times of increased volatility similar to those being experienced currently, we take steps to reduce our risks. For example, we may hold quotes related to materials in our industrial fabrication and field services segment for only three days. For major fixed price contracts in our power industry services segment, we may mitigate material cost risks by procuring the majority of the equipment and construction supplies during the early phases of a project. During Fiscal 2023, we believe in general that we effectively confronted the economic challenges to our active jobs represented by the inflationary surge in prices.

Competition

GPS and APC compete with large and well capitalized private and public firms in the construction and engineering services industry including firms that have global businesses. These competitors may be multi-billion-dollar companies that have thousands of employees. We also may compete with regional construction services companies in the markets where planned projects might be located. Typically, a condition for award is that the contractor perform on a fixed-price or lump-sum contract basis; smaller elements of a contract may be billable on an allowance or cost-reimbursable basis. As explained below, there are risks of unrecovered costs, among other features, associated with these types of contracts.

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

The competitive landscape in the EPC services market for natural gas-fired power plant construction has changed significantly over the last five years. While the market remains dynamic, we are in an era where there are fewer competitors for new domestic gas-fired power plant EPC services project opportunities. Several major competitors exited the market for a variety of reasons or have been acquired. Others have announced intentions to avoid entering into fixed-price contracts. Competition led to aggressive bidding on projects while certain contractors accepted greater risks associated with the inability to anticipate unforeseen issues and the failure to include adequate contingencies to cover lower-than expected labor productivity, unfavorable execution challenges and unusual weather events, for example. As a result, construction and engineering companies incurred losses related to performance on fixed-price contracts, including some of the largest firms in the country.

However, fixed-price contracting in the U.S. has continued to occur due to competition that has sustained the number of projects typically completed on a fixed-price basis. The firms that remain in our market are very effective competitors.

We are not immune to the risks of losses on major projects. As described extensively in prior year reports, including primarily our Annual Report on Form 10-K for the year ended January 31, 2020 (“Fiscal 2020”), APC incurred a meaningful loss in connection with the performance of the fixed price portion of our subcontract for the Teesside Renewable Energy Plant project, located in the northeast region of England. Nonetheless, we try to be particularly selective in pursuing new project opportunities and are reluctant to enter into fixed-price contracts with perceived high-risk profiles. The track record of GPS has proven that fixed-price contracts can provide opportunities for higher margins if the corresponding projects are completed at lower-than-planned costs. We are confident that our project management teams have gained the experience necessary for successful execution on these types of contracts as we go forward although we are aware of the risks involved.

Over the past few years, GPS has provided top management guidance and project management expertise to APC as it successfully completed certain projects and won the award of the project to build a new gas-fired power plant in Northern Ireland. In turn, APC has provided manpower to GPS on several of its EPC services contracts. These recent experiences have demonstrated that the two companies can combine resources effectively. As a result, GPS and APC currently are working as a team under limited notices to proceed with project activities related to an emergency gas-fired power plant in the central region of Ireland. We believe that GPS and APC working together provides a competitive advantage as we pursue emerging new business opportunities in Ireland and the U.K., based on the strength of the reputation of GPS for successfully completing large gas-fired power plant projects in the U.S. and the growing recognition in the power community in Ireland and the U.K. that APC is committed to and capable of tackling larger and more complex power projects.

Customers

For Fiscal 2023, Fiscal 2022 and Fiscal 2021, our most significant customer was Guernsey Power Station LLC, the owner of the Guernsey Power Station project, which accounted for approximately 38%, 57% and 67% of our consolidated revenues for the corresponding years. Additionally, during Fiscal 2023, EPNI Energy Limited, the developer of the Kilroot Power Station, accounted for approximately 12% of our consolidated revenues.

No other customer of this reportable segment represented greater than 10% of consolidated revenues for Fiscal 2023, Fiscal 2022 or Fiscal 2021.

Regulation

Our power industry services operations are subject to various federal, state, local and foreign laws and regulations including: licensing for contractors; building codes; permitting and inspection requirements applicable to construction projects; regulations relating to worker safety and environmental protection; and special bidding, procurement and employee compensation requirements. Many state and local regulations governing construction require permits and licenses to be held by individuals who have passed an examination or met other requirements. We believe that we have the licenses required to conduct our current operations and that we are in substantial compliance with applicable regulatory requirements.

The power plants that we build, and other energy facilities including the pipelines required to supply natural gas fuel to them, are also subject to a myriad of federal and state laws and regulations governing environmental protection, air quality, water quality and noise and height restrictions. The growing preference for renewable energy sources and the elimination of fossil-fueled power plants by the governments of the U.S., Ireland and the U.K. may result in such restrictions becoming more severe in the future. The consequences may result in fewer gas-fired power plants being constructed in the future than are currently forecast offset by an increased number of renewable power facility opportunities.

Industrial Fabrication and Field Services

TRC was founded in 1977 and its fabrication facility and offices are located near Greenville, North Carolina. TRC is a construction and field services firm with steel pipe and vessel fabrication capabilities serving industrial organizations primarily in the Southeast region of the U.S. In April 2022, John Roberts, the then chief executive officer and the founder of TRC, retired from the business and was succeeded by Bobby Foister, longtime employee and the president of TRC since 2019, who was promoted to be the chief executive officer of TRC. Additionally, during Fiscal 2023, TRC consolidated its metal fabrication plants and support structures into one industrial fabrication and warehouse facility that includes over 90,000 square feet. The consolidation reduced fixed costs and notably streamlined the business, which has permitted TRC to primarily focus on its field service opportunities. TRC operates within its own reportable business segment, industrial fabrication and field services. Industrial field services typically represent over 75% of TRC’s annual revenues with the remaining revenues contributed by projects consisting solely of metal fabrication.

The major customers of TRC currently include Nutrien Ltd., the global fertilizer company; Livent Corporation, a global lithium technology company; Jacobs Solutions Inc., an international engineering and construction firm that is building a significant biotechnology manufacturing facility in the research triangle area of North Carolina; OceanaGold Corporation, a gold-mining company located in South Carolina; Air Liquide S.A., a world-leading supplier of industrial gases; as well as Weyerhaeuser Company and Domtar Corporation, two of North America’s largest forest products companies; and various other industrial companies. For Fiscal 2023, Fiscal 2022 and Fiscal 2021, TRC reported revenues of $92.8 million, $97.9 million and $65.3 million, respectively, or approximately 20%, 19% and 17% of consolidated revenues for the corresponding years, respectively.

TRC has achieved positive earnings before interest, taxes, depreciation and amortization (“EBITDA”), for each of the past seven years of operations, and in particular, has achieved an EBITDA margin as a percent of revenue in excess of 10% over the most recent couple of years. Based on the current backlog and number of new business opportunities, we expect that TRC will report favorable results again for the newly commenced fiscal year.

The project backlog of TRC has grown by over 175% since January 31, 2022 to approximately $123.5 million as of January 31, 2023, reflecting a business development emphasis on the award of larger industrial construction projects. The recent emphasis on these field services opportunities influenced the strategic decision to consolidate the pipe and vessel fabrication facilities to reduce fixed costs, streamline operations and better support a growing and scalable business model.

Telecommunications Infrastructure Services

SMC represents our telecommunications infrastructure services reportable business segment and conducts business as SMC Infrastructure Solutions, which provides utility construction services and comprehensive technology wiring solutions to customers primarily in the Mid-Atlantic region of the U.S. SMC performs both outside and inside plant cabling.

Services provided to our outside premises customers include trenchless directional boring and excavation for underground communication and power networks, aerial cabling services, and the installation of buried cable, high and low voltage electric lines, and private area outdoor lighting systems. The outside premises services are primarily provided to the area’s electricity cooperative, state and local government agencies, regional communications service providers and other commercial customers. The wide range of inside premises wiring services provided to SMC’s customers include structured cabling, terminations and connectivity that provide the physical transport for high-speed data, voice, video and security networks. These services are provided primarily to contractors, other commercial firms and federal government installations, including cleared facilities, on a direct and subcontract basis. Customer facilities typically require regular upgrades to their wiring systems in order to accommodate improvements in security, telecommunications and network capabilities.

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

The revenues of SMC were $16.2 million, $13.4 million and $7.6 million for Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively, or approximately 4%, 3% and 2% of our consolidated revenues for the corresponding years, respectively.

Late in Fiscal 2022, SMC acquired the business of Lee Telecommunications, Inc. (“LTI”) for consideration of $0.6 million in cash, which expanded the business footprint of SMC into the Tidewater area of Virginia. LTI provides a suite of inside premises, communications infrastructure services similar to those provided by SMC. The largest customer of LTI is Newport News Shipbuilding, a division of Huntington Ingalls Industries, to which it has been providing services since 1995.

The combined operations of SMC operate in the fragmented and competitive telecommunication and infrastructure services industry. We compete with providers ranging from regional companies to larger firms servicing multiple regions, as well as large national and multi-national contractors. We believe that we compete favorably with the other companies in our market space by emphasizing our high-quality reputation, outstanding customer base, security-cleared personnel and highly motivated work force in competing for larger and more diverse contracts. Based on its reputation and quality performance, SMC was selected on a sole source basis to perform outside premises and structured cabling work at several secure overseas locations during Fiscal 2022 and Fiscal 2021.

Employees

The total number of personnel employed by us is subject to the volume of construction in progress and the relative amount of work performed by subcontractors. We had 985 employees at January 31, 2023, substantially all of whom were full-time. We believe that our employee relations are generally good.

Financing Arrangements

During April 2021, we amended our Amended and Restated Replacement Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”). The amendment extended the expiration date of the Credit Agreement to May 31, 2024 and reduced the borrowing rate. The Credit Agreement includes the following features, among others: a lending commitment of $50.0 million including a revolving loan with a floating interest rate plus 1.6% (reduced from 2.0%), and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions. We may also use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business as defined in the Credit Agreement.

On March 6, 2023, we entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment modifies the Credit Amendment to, among other things, replace the interest pricing from the 30-day LIBOR plus 1.6% to the Secured Overnight Financing Rate (“SOFR”) plus 1.6% and adds SOFR successor rate language. The Credit Agreement, as amended, continues to include customary terms, covenants and events of default for a credit facility of its size and nature.

At January 31, 2023, the Company did not have any borrowings outstanding under the Credit Agreement. However, the Bank has issued letters of credit in the total outstanding amount of $8.8 million at January 31, 2023, in support of the activities of APC under existing customer contracts.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement, as amended, includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of January 31, 2023, the Company was in compliance with the covenants of the Credit Agreement, as amended.

Safety, Risk Management, Insurance and Performance Bonds

We are committed to ensuring that the employees of each of our businesses perform their work in a safe environment. We regularly communicate with our employees to promote safety and to instill safe work habits. GPS, APC, TRC and SMC each has an experienced full-time safety director committed to ensuring a safe work place, as well as compliance with applicable permits, insurance and local and environmental laws. Our OSHA reportable incident rates, weighted by hours worked for all of our subsidiaries, were 0.60, 0.48, 0.55, 0.40 and 0.54 for calendar years 2022, 2021, 2020, 2019 and 2018, respectively; our rates were significantly better than the national average rates in our industry (NAICS – 2379) for those years.

We retain qualified insurance brokerage assistance in the regular evaluation of the adequacy of insurance coverage amounts and the annual negotiation of premium amounts in the areas of property and casualty insurance, general liability, umbrella coverage, director and officer insurance, cybersecurity insurance and other specialty coverages. Recently, we purchased uncertain tax position insurance related to the research and development tax credits we claimed in our amended federal income tax returns for Fiscal 2022 and 2021 (see Note 13 to the accompanying consolidated financial statements). We believe that our insurance coverage amounts are adequate, but not excessive, and provide the proper amounts of coverage where we believe insurable risks may exist.

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

As of January 31, 2023, the estimated amount of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, was approximately $0.6 billion. As of January 31, 2023, the outstanding amount of bonds covering other risks, including warranty obligations related to completed activities, was not material. Not all of our projects requires bonding.

Environmental, Social, and Governance (“ESG”) Matters

Our on-going commitment to environmental, health and safety, corporate social responsibility, corporate governance, sustainability, and other public policy matters relevant to us is being supported by the ESG subcommittee of our board of directors, which was formed in Fiscal 2021 and elevated to full committee status in Fiscal 2023. Its charter requires it to assist our senior management in: (a) setting our general strategy relating to ESG matters, as well as developing, implementing, and monitoring initiatives and policies for us based on that strategy; (b) overseeing communications with employees, investors, and other stakeholders with respect to ESG matters; and (c) anticipating and monitoring developments relating to, and improving management’s understanding of, ESG matters.

A summary of our ESG accomplishments in various areas over the past three years follows:

●	We made investments in solar energy funds to secure portions of the available investment tax credits and tax depreciation, which facilitated the construction and deployment of multiple solar arrays;
●	We made lighting and other energy efficiency upgrades at the office building that we own while our employees continue to participate in available recycling programs at all of our facilities;
●	We executed an agreement to build a solar carport at our Glastonbury, Connecticut office, which is expected to break ground in the summer of 2023; and
●	We commenced a solicitation of recommendations from our employees by an ESG cross-subsidiary working group in order to identify additional actionable items including coordinated community service projects. As a result, employees from all levels of our Company have participated in projects such as Habitat for Humanity, Toys for Tots, school supply drives and Company-sponsored youth programs, while supporting meaningful apprenticeships and internships within our companies.

More information about our sustainability accomplishments can be found in the sustainability section we recently added to our website.

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

As an important element of our business development strategy, we are targeting a number of contract awards that will expand the amount of our renewable energy project work. In May 2021, GPS commenced activities pursuant to the EPC services contract to construct the Maple Hill Solar facility, which we believe will be among the largest solar-powered energy plants in Pennsylvania. In addition, we have received limited notices to proceed for three utility-scale solar and battery energy storage facilities in the Midwestern region of the U.S. For Fiscal 2023, Fiscal 2022 and Fiscal 2021, the amounts of revenues earned by us and associated with renewable energy projects were 9.6%, 13.4% and 10.8%, respectively, of corresponding revenues for the power industry services segment. We expect that revenues associated with the performance of renewable energy projects will continue to contribute meaningfully to our power industry services segment and consolidated revenues over the coming years.

Meanwhile, we believe that our gas-fired power plant construction business is valuable to the achievement of the net carbon emission reduction goals of the U.S., Ireland and the U.K. as we are recognized as an accomplished, dependable and cost-effective provider of construction services to gas-fired power plant owners.

Like the U.S., Ireland and the U.K. are committed to the increase in energy consumption sourced from wind and the sun on the pathway to net zero emissions. In those countries, there appears to be recognition that these sources of electrical power are inherently variable. Other technologies will be required to support these power sources and to provide electricity when power demands exceed the amount of electricity supplied by renewable energy sources. The existence of the necessary power reserve during the long transition period to zero emissions will require supporting conventional power generation sources, often natural gas-fired power plants.

For example, the Irish government has issued a policy statement on the security of the electricity supply in Ireland which confirms the requirement for the development of new support technologies to deliver on its commitment to have 80% of the country’s electricity generated from renewables by 2030. The report emphasizes that this will require a combination of conventional generation (typically powered by natural gas), interconnection to other jurisdictions, demand flexibility and other technologies such as energy storage (i.e., batteries) and generation from renewable gases (i.e., biomethane and/or hydrogen produced from renewable sources). The Irish government has announced that the development of new conventional generation (including gas-fired generation) is a national priority and should be permitted and supported in order to ensure the security of electricity supply while supporting the growth of renewable electricity generation.

In the U.S., the Energy Information Administration illustrates that power plant carbon emissions declined by 20% during the period 2005 through 2022. The primary reason for this decline was the replacement of coal-fired power plants with efficient gas-fired power plants. Natural gas is relatively clean burning, cost-effective, reliable and abundant.

Finally, we note that the natural-gas fired plants that we build are not sprawling facilities. They are constructed on relatively small sites and, upon completion, do not typically disturb the surrounding areas that are often green. As an important element of our final completion and demobilization efforts on each project, we typically landscape the property in an appropriate manner.

Materials Filed with the Securities and Exchange Commission (the “SEC”)

The public may read any materials that we file with the SEC at its public reference room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us, at http://www.sec.gov.

We maintain a website on the Internet at www.arganinc.com that includes access to financial data. Information on our website is not incorporated by reference into this Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (the “2023 Annual Report”). Copies of our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the

Exchange Act, as well as our Proxy Statements, are available, as soon as reasonably practicable, after we electronically file such materials with, or furnish them to, the SEC, without charge and upon written request provided to our Corporate Secretary at Argan, Inc., One Church Street, Suite 201, Rockville, Maryland 20850.

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

This section of our 2023 Annual Report may include projections, assumptions and beliefs that are intended to be “forward looking statements.” They should be read in light of our cautionary statement regarding “forward looking statements” that is presented in Item 7 of this 2023 Annual Report.

Risks Related to Our Business

Demand for our services may decrease during economic downturns or unpredictable economic cycles, which would most likely affect our businesses adversely.

Substantial portions of the revenues and profits earned by our reportable business segments are generated from construction-type projects, the awarding and/or funding of which we do not directly control. The engineering and construction industry historically has experienced cyclical fluctuations in the levels of construction activity due to economic recessions, downturns in the business cycles of project owners, material shortages, price increases by subcontractors, interest rate fluctuations, and other economic factors beyond our control. When the general level of economic activity deteriorates, the level of uncertainty about future business prospects rises. Accordingly, customers may delay or cancel new projects, maintenance on major power plant components, repairs to damaged or worn equipment or other plant outage work. The adverse financial condition of the industry could negatively affect our customers and their willingness to fund capital expenditures or other major projects in the future. Economic, regulatory and market conditions affecting our specific customers may adversely impact the demand for our services, resulting in the delay, reduction or cancellation of certain projects on which our forecasts of future business may depend.

Future revenues are dependent on the awards of utility-scale natural gas-fired and renewable energy EPC projects to us, the receipt of corresponding full notices-to-proceed and our ability to successfully complete the projects that we start.

The majority of our consolidated revenues relate to performance by the power industry services segment which represented 76%, 78% and 81% of consolidated revenues for Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively. Due primarily to the generally favorable operating results of GPS, the major business component of this segment, we have generated consolidated net income for twelve of the last thirteen years. GPS earns the substantial portion of its revenues from execution on long-term natural gas-fired EPC services contracts with project owners.

For Fiscal 2023, Fiscal 2022 and Fiscal 2021, a majority portion of consolidated revenues related to EPC services provided to a single power industry services customer on a project that achived substantial completion during the early part of Fiscal 2024. As we have discussed at previous reporting dates, GPS has been awarded six contracts totaling over 5 gigawatts over the past 5 years for which commencement of project activities have been delayed or cancelled.

Our ability to sustain revenues depends on many factors including the ability of the power industry services business to not only win the awards of significant new EPC projects, but to obtain the corresponding full notices-to-proceed and to complete its projects successfully.

We are directing a meaningful portion of our business development efforts to winning projects for the erection of utility-scale wind farms and solar fields and for the construction of other renewable energy projects. We have successfully built utility-scale wind and solar farms, biomass fueled power plants and biodiesel energy facilities in the past, and we have renewed the pursuit of renewable energy projects that will complement our natural gas-fired EPC services projects which will remain the core business development focus going forward. Failure to obtain future awards for the construction of utility-scale energy facilities and the corresponding notices to proceed with contract activities, as well as any failure to successfully complete such projects, would have adverse effects on our future revenues, profits and cash flows.

Our dependence on large construction contracts may result in uneven financial results.

Our power industry services activities in any one fiscal reporting period are concentrated on a limited number of large construction projects for which we recognize revenues over time as we transfer control of the project asset to the customer. To a substantial extent, our contract revenues are based on the amounts of costs incurred. As the timing of equipment purchases, subcontractor services and other contract events may not be evenly distributed over the terms of our contracts, the amount of total contract costs may vary from quarter to quarter, creating uneven amounts of quarterly and/or annual consolidated revenues. In addition, the timing of contract commencements and completions may exacerbate the uneven pattern. As a result of the foregoing, future reported amounts of consolidated revenues, cash flow from operations, net income and earnings per share may vary in an uneven pattern and may not be indicative of the operating results expected for any other fiscal period, thus rendering consecutive quarter comparisons of our consolidated operating results a less meaningful way to assess the growth of our business.

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

Among the other areas that could require significant estimates by our management are the following:

●	the assessment of the value of goodwill and recoverability of other purchased intangible assets;
●	the determination of provisions for income taxes, the accounting for uncertain income tax positions and the establishment of valuation allowances associated with deferred income tax assets;
●	the determination of the fair value of stock-based incentive awards; and
●	accruals for estimated liabilities, including any losses related to legal matters.

Our actual business and financial results could differ from our estimates, which may impact future profits.

Project backlog amounts may be uncertain indicators of future revenues as project realization may be subject to unexpected adjustments, delays and cancellations.

At January 31, 2023, the total value of our project backlog for all of our business units was $0.8 billion. Project cancellations or scope modifications may occur that could reduce the amount of our project backlog and the associated revenues and profits that we actually earn. Our projects generally provide our customers the right to terminate the existing contract unilaterally at their convenience as long as they compensate us for work already completed and the additional costs incurred by us to terminate corresponding subcontract and equipment orders, demobilize and vacate construction sites. To the best of management’s knowledge, this has not happened to us. Projects that are awarded to us may remain included in our backlog for extended periods of time as customers experience project delays.

Should any unexpected delay, suspension or termination of the work under such contracts occur, our results of operations may be materially and adversely affected. Although we believe that the customer commitments represented by project backlog are firm, we cannot guarantee that revenues projected by us based on our project backlog at January 31, 2023 will be recognized or will result in profitable operating results.

Unsuccessful efforts to develop energy plant projects could result in write-offs and the loss of future business.

The development of a power plant construction project is expensive with a total cost that could approximate or exceed $10 million. The developers of power projects may form single purpose entities, such as limited liability companies, limited partnerships or joint ventures, to perform the development activities, which are often funded by outside sources. We periodically see business opportunities where we consider providing financial support to the ownership of a new project, typically during the development phase, in order to enhance the likelihood that the development phase will be successful and to ensure that the EPC contract is awarded to us.

In the past, we have been successful in lending funds to single purpose entities formed to develop gas-fired power plants. Each successful involvement resulted in repayment of the loans to us and, more critically, the award to us of the EPC contracts and instructions to proceed fully with the construction of the corresponding plant. In addition, the completed development efforts resulted in our receipt of success fees. There can be no assurances that we will benefit from the participation in such project development efforts in the future.

Certain project development support efforts have not been successful, resulting in the write-off of loan and interest balances, and the loss of the potential construction project. For example, during the fourth quarter of Fiscal 2022, we recorded an impairment loss related to the capitalized project development costs of a project in the amount of $7.9 million, of which $2.5 million was attributed to a non-controlling interest.

Future bonding requirements may adversely affect our ability to compete for new energy plant construction projects.

Our construction contracts frequently require that we obtain payment and/or performance bonds from surety companies on behalf of project owners as a condition to the contract award. Historically, we have had a strong bonding capacity. However, under standard terms, surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing any bonds. Not all of our projects require bonding. As of January 31, 2023, the estimated value of future work covered by outstanding performance bonds was approximately $0.6 billion.

Market conditions, changes in our performance or financial position, changes in our surety’s assessment of its own operating and financial risk or larger future projects could cause our surety company to decline to issue, or substantially reduce, the amount of bonding available for our work and/or could increase our bonding costs. These actions can be taken on short notice. If our surety company were to limit or eliminate our access to new bonds, our alternatives would include seeking bonding capacity from other surety companies, joint venturing with other construction firms, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to make alternative arrangements in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption, reduction or other alteration in the availability of bonding capacity, we may be unable to compete for or work on certain projects.

Our results could be adversely affected by natural disasters, human-made disasters or other catastrophic events.

Natural disasters, such as hurricanes, tornadoes, floods and other adverse weather conditions; or other catastrophic events such as global pandemics could disrupt our operations, or the operations of one or more of our vendors or customers. In particular, these types of events could shut-down our construction job sites or fabrication facility for indefinite periods of time, break our product supply chain from the impacted region or could cause our customers to delay or cancel projects, which could impact our ability to operate. To the extent any of these events occur, our operations and financial results could be adversely affected.

The adverse effects of the war in Ukraine have spread globally. The prolonged interruption of the supply of oil and natural gas by Russia to Western European nations has adversely affected the economies of those countries and may further disrupt global supply chains. Such unfavorable effects may adversely impact our business.

As the COVID-19 outbreak became a global pandemic during Fiscal 2021, it challenged our ability to conduct operations normally in the U.S., Ireland and the U.K., because sustained labor productivity at our job sites is essential to the achievement of successful projects. In addition, the Company and certain of our major original equipment manufacturers source certain supplies, materials and equipment from countries that were afflicted by the outbreak. Future project interruptions or delays in the delivery of major power plant components that are related to a renewed spreading of an existing or mutated strain of the COVID-19 virus or other contagion could impact our schedules, thereby affecting our ability to complete our fixed-price contract projects in accordance with established schedules. We have protections in our contracts with major customers that provide certain relief that helps to mitigate certain financial risks. However, the effectiveness of these protections may be limited by factors including the financial strength of the customer. The extent to which pandemics will harm us depends on the impact on our customers, supply chains, labor forces and numerous other evolving factors.

Continuing disruptions to capacity auctions and corresponding prices could reduce the demand for power plants in our primary business region.

Most of our recently completed and awarded EPC service contracts relate to the construction of natural gas-fired power plants located within the Mid-Atlantic geographic footprint of the electric power system operated by PJM, which includes all or part of thirteen states and the District of Columbia. This entity operates a capacity market which is a process to ensure long-term grid reliability by securing the appropriate amount of power supply resources needed to meet predicted future energy demands. Capacity payments represent meaningful portions of the revenue streams of qualifying power plants.  Capacity auction for a particular delivery year were usually held during the month of May, three years prior to the actual delivery year. However, the 2023/2024 auction, scheduled for December 2021, was postponed until January 2022 and then was postponed again until June 2022. The auction results included increased capacity powered by nuclear, solar and natural gas energy sources, and decreased capacity provided by coal and wind energy sources. However, prices for the 2023/2024 and 2024/2025 delivery years were significantly lower than each previous auction. Capacity auction prices are scheduled to be posted for 2025-2026 in June 2023. However, PJM recently informed stakeholders that it will seek to delay this auction, which would require the approval of the Federal Energy Regulatory Commission, so that market design rule changes proposed by stakeholders might be implemented for all future auctions.

Uncertainty in this market, including the difficulties experienced by PJM in perfecting a capacity auction design that all of its stakeholders consider to be fair, the repeated capacity auction delays, and the shrinking annual capacity auction prices, may discourage potential power plant owners from commencing the development of new power plants in this area thereby reducing potential new business opportunities for us.

Risks Related to Our Market

If the price of natural gas increases, the demand for our construction services could decline.

The growth of our power business has been substantially based on the number of combined cycle gas-fired power plants built by us, as many coal-fired plants have been shut down. In 2010, coal-fired power plants accounted for about 45% of total electricity generation in the U.S. For 2022, coal accounted for approximately 20% of net electricity generation. On the other hand, natural-gas fired power plants provided approximately 39% of the electricity generated by utility-scale power plants in the U.S. in 2022, representing an increase of 69% from the amount of electrical power generated by natural gas-fired power plants in 2010, which was approximately 24% of net electricity generation in that year.

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

The recently published government reference-case energy outlook for the U.S. projects steady increases to utility-scale electricity generation from 2023 through 2050. For calendar year 2022, the total amount of electricity generated by utility-scale power plants increased by 2.8% as the U.S. economy continued to recover from the worst effects of the COVID-19 pandemic.

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

The competitive landscape in the EPC services market for natural gas-fired power plants was changed significantly several years ago as several significant competitors announced their exit from the market for a variety of reasons. Others have announced intentions to avoid entering into fixed-price contracts citing the disproportionate financial risks borne by contractors. However, the market remains dynamic, and remaining competitors include committed multi-billion-dollar companies with thousands of employees. Competing effectively in our market requires substantial financial resources, the availability of skilled personnel and equipment when needed and the effective use of technology. Meaningful competition is expected to continue in the domestic market, and could increase in the Irish and U.K markets, presenting us with significant challenges to our achieving strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges and to win the awards of new projects that provide desirable margins, we could lose market share to our competitors, experience overall reductions in future revenues and profits or incur losses.

The continuous rise in renewables could reduce the number of future gas-fired power plant projects.

The net amount of electricity generation in the U.S. provided by utility-scale wind and solar photovoltaic facilities continues to rise. Together, such power facilities provided approximately 10.6%, 11.9% and 13.2% of the net amount of electricity generated by utility-scale power facilities in 2020, 2021 and 2022 respectively. In the reference case of the Energy Information Administration (“EIA”) Energy Outlook for 2023, net electricity generation from all renewable power sources is expected to represent approximately 63% of such generation by 2050. Impetus for this growth has been provided by various factors including laws and regulations that discourage new fossil-fuel burning power plants, environmental activism, income tax advantages that promote the growth of wind and solar power, the decline in the costs of renewable power plant components and power storage, and the increase in the scale of energy storage capacity. An expanded series of cases in the 2023 report project that the share of natural gas-fired electricity generation decreasing from 39% in 2022 to a range between 22% and 32% in 2050. Should the pace of development for renewable energy facilities, including wind and solar power plants, accelerate at faster rates as projected, the number of future natural gas-fired construction project opportunities for us may fall, which could adversely affect our future revenues, profits and cash flows.

Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased costs and potential losses.

Our business is subject to overseas economic and political conditions that change for reasons which are beyond our control. Such changes may have unfavorable consequences for us. Operating in the European marketplace, which for us exists primarily in Ireland and the U.K., may expose us to a number of risks including:

•	abrupt changes in domestic and/or foreign government policies, laws, treaties (including those impacting trade), regulations or leadership;
•	embargoes or other trade restrictions, including sanctions;
•	restrictions on currency movement;
•	tax or tariff increases;
•	currency exchange rate fluctuations;
•	changes in labor conditions and difficulties in staffing and managing overseas operations; and
•	other social, political and economic instability.

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

Expectations of customers and investors may change with respect to sustainability practices, which may impose costs or impact our ability to obtain financing.

Customer and investor standards, which are ever-evolving, have become increasingly focused on environmental, social and governance practices of the companies with which they work or in which they invest. Customers may require that we meet their standards before granting us projects, which may create additional costs to us. If our sustainability practices do not ultimately meet customer expectations, we may not win projects. Investors, who may become wary of funding power services ventures with sustainability practices unacceptable to them, may decide to reallocate capital to other enterprises. Investors and lenders may be generally unwilling to provide capital for energy projects to increase the domestic production and transmission of oil and natural gas.

The election of President Biden resulted in additional regulatory hurdles for fossil-fuel energy facilities.

A significant headwind for future gas-fired power plant developments relates to the policies of President Biden, who proposes to make the electricity production in the U.S. carbon free by 2035 and to put the country on the path to achieve net zero carbon emissions by 2050. Soon after taking office, President Biden caused the U.S. to re-join the Paris climate agreement. He revoked the permit for the Keystone Pipeline to cross the U.S.-Canadian border. Early in his presidency, he also issued an executive order temporarily suspending new oil and gas leasing on federal lands, which faced legal challenges. While oil and gas leasing on federal lands has continued under his presidency, the number of federal acres leased is much reduced from previous administrations. In March 2023, the Biden administration did approve a major and controversial oil-drilling plan in Alaska led by a major oil company that will be allowed to develop three well pads. This announcement was made the day after the administration unveiled protections for more than 16 million acres of land and water in the region, including declaring the Arctic Ocean off-limits to oil and gas leasing. In addition, the leading oil company will relinquish drilling rights to about 68,000 acres of existing leases in the area. Nonetheless, the announcement disappointed environmental groups who pledged to continue to fight the plan. Despite this recent decision by the administration, the election of President Biden, in part, does represent an indication of the growing popular sentiment against fossil-fuel sourced energy, which may create future obstacles for fossil fuel-based energy facility developers to obtain the permits necessary for the start of construction activities.

Future construction projects may depend on the continuing acceptability of the hydraulic fracturing process in certain states.

The viability of the gas-fired power plants that we build is based substantially on the availability of inexpensive natural gas supplies provided through the use of fracking combined with horizontal drilling techniques. The new supplies of natural gas generally lowered the price of natural gas in the U.S. and reduced its volatility. However, the process of fracking is controversial due to concerns about the disposal of the waste water, the possible contamination of nearby water supplies and the risk of potential seismic events. Should future evidence confirm the concerns, the use of fracking may be suspended, limited, or curtailed by additional state and/or federal authorities.

As a result, the supply of inexpensive natural gas may not be available in the future and the economic viability of gas-fired power plants that we build may be jeopardized.

The inability of power project developers to receive or to avoid delay in receiving the applicable regulatory approvals relating to energy projects, including new natural gas pipelines, may result in lost or postponed revenues for us.

The commencement and/or execution of the types of projects performed by our power industry services reporting segment are subject to numerous regulatory permitting processes. Applications for the variety of clean air, water purity and construction permits may be opposed by individuals or environmental groups, resulting in delays and possible denial of the permits. There are no assurances that our project owner customers will obtain the necessary permits for these projects, or that the necessary permits will be obtained in order to allow construction work to proceed as scheduled. More importantly, a project may confront difficulties in securing an interconnection service commitment from a transmission organization establishing a connection to the electricity grid. Without such a commitment, the project might be delayed or even terminated.

The viability of new natural gas-fired power plants depends on the availability of nearby sources of natural gas for fuel which may require the construction of new pipelines for the delivery of natural gas to a power plant location. Approval delays and public opposition to new oil and gas pipelines have become major potential hurdles for the developers of gas-fired power plants and other fossil fuel facilities. The slowdown in permitting processes is due, at least in part, to the increase in environmental activism that garners media attention and fosters public skepticism about new projects which generally result in political opposition to any fossil-fuel project. In particular, pipeline projects are delayed by onsite protest demonstrations, indecision by local officials and lawsuits.

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

Factors not discussed above that could result in contract cost overruns, project delays or other problems for us may include:

●	the impacts of inflation on fixed-price contracts;
●	delays in the scheduled deliveries of machinery and equipment ordered by us or a project owner (i.e., supply chain disruptions);
●	unanticipated technical problems, including design or engineering issues;
●	inadequate project execution tools for recording, tracking, forecasting and controlling future costs and schedules;
●	unforeseen increases in the costs of labor, warranties, raw materials, components or equipment, or our failure or inability to obtain resources when needed;
●	reliance on historical cost and/or execution data that is not representative of current conditions;
●	delays or productivity issues caused by weather conditions, or other forces majeure (i.e., pandemics);

●	satisfying the requirements of the Inflation Reduction Act of 2022 (the “IRA”) for our customers in order to maximize its potential benefits;
●	incorrect assumptions related to labor productivity, scheduling estimates or future economic conditions;
●	workmanship deficiencies resulting in delays and costs associated with the performance by us of unanticipated rework; and
●	modifications to projects that create unanticipated costs or delays.

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

We build large and complex energy plants where design, construction or systems failures can result in substantial injury or damage to third parties. In addition, the nature of our business results in project owners, subcontractors and vendors occasionally presenting claims against us for recovery of costs that they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. In other cases, project owners may withhold retention and/or contract payments, for which they believe they do not contractually owe us or based on their interpretation of the contract, or even terminate the contract. We have been, are, and may be in the future, named as a defendant in legal proceedings where parties may allege breach of contract and seek recovery for damages or other remedies with respect to our projects or other matters (see Legal Proceedings in Item 3). These legal matters generally arise in the normal course of our business. In addition, from time to time, we and/or certain of our current or former directors, officers or employees could be named as parties to other types of lawsuits.

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

We may submit contract variations to project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. Variations occur due to matters such as owner-caused delays or changes from the initial project scope, both of which may result in additional costs. At times, contract variation submissions can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these differences will be fully resolved. When these types of events occur and unresolved matters are pending, we have used existing liquidity to cover cost overruns pending their resolution. The aggregate amounts of contract variations included in the transaction prices that were still pending customer acceptance at January 31, 2023 and 2022 were $11.6 million and $7.5 million, respectively. A failure to promptly recover on these types of customer submissions could have a negative impact on our revenues, liquidity and profitability in the future.

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

Certain of the work performed under our energy plant construction contracts is actually performed by third-party subcontractors we hire. We also rely on third-party manufacturers or suppliers to provide much of the equipment and most of the materials (such as copper, concrete and steel) needed to complete our construction projects. If we are unable to hire qualified subcontractors or to find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be adversely impacted. If the price we are required to pay for subcontractors or equipment and supplies exceeds the corresponding amount that we have estimated, we may suffer a reduction in the anticipated amount of gross profit or even a loss on the contract. If a supplier, manufacturer or subcontractor fails to provide supplies, equipment or services as required under a negotiated contract for any reason, we may be required to self-perform unexpected work or obtain these supplies, equipment or services on an expedited basis or at a higher price than anticipated from a substitute source, which could impact contract profitability in an adverse manner. Unresolved disputes with a subcontractor or supplier regarding the scope of work or performance may escalate, resulting in arbitration proceedings or legal actions. Unfavorable outcomes of such disputes may also impact contract profitability in an adverse manner. In addition, if a subcontractor fails to pay its subcontractors, suppliers or employees, liens may be placed on our project requiring us to incur the costs of reimbursing such parties in order to have the liens removed or to commence litigation.

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

Further, regulatory changes implemented by OSHA or similar government agencies could impose additional costs on us. We maintain programs with the primary purpose of implementing effective health, safety and environmental procedures throughout our Company. If we fail to implement appropriate safety procedures and/or if our procedures fail, our employees or others may suffer injuries or illness. The failure to comply with such procedures, client contracts or applicable regulations could subject us to losses and liability, and adversely impact our ability to complete awarded projects as planned or to obtain projects in the future. Our OSHA reportable incident rates, weighted by hours worked for all of our subsidiaries, were 0.60, 0.48, 0.55, 0.40 and 0.54 for the calendar years 2022, 2021, 2020, 2019 and 2018, respectively. Our actual rates were significantly better than the national average rates in our industry (NAICS – 2379) for those years.

Future acquisitions and/or investments may not occur which could limit the growth of our business, and the integration of acquired companies may not be successful.

Argan is primarily a construction company with current investments in GPS, APC, TRC and SMC. We may make additional opportunistic acquisitions and/or investments by identifying companies with significant potential for profitable growth and realizable synergies with one or more of our existing businesses. However, we may have more than one industrial focus depending on the opportunity and/or needs of our customers. Significant acquired companies will be operated in a manner that we believe will best provide long-term and enduring value for our stockholders. However, additional companies meeting these criteria and that provide products and/or services in growth industries and that are available for purchase at attractive prices are difficult to find. Discussions with the principal(s) of potential acquisition targets may be protracted and ultimately terminated for a variety of reasons. Further, due diligence investigations of attractive target companies may uncover unfavorable data, and the negotiation and consummation of acquisition agreements may not be successful.

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

In general, we keep each of our subsidiary operations in a self-sustaining mode. However, we do attempt to integrate certain aspects to drive synergies and cost reductions, as well as to share best practices, processes and procedures. In the future, we may not be able to successfully integrate such acquired companies with our other operations without substantial costs, delays or other operational or financial problems including:

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

In summary, integrating acquired companies may involve unique and significant risks. Our failure to overcome such risks could materially and adversely affect our business, financial condition and future results of operations, and could cause damage to our Company’s reputation.

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

Furthermore, we are heavily reliant on computer, information and communications technology and related systems, some of which are hosted by third party providers. We may experience system availability disruptions. Unplanned interruptions could delay or prevent necessary operations. While we believe that our reasonable safeguards will protect us from serious disruptions in the availability of our information technology assets, these safeguards may not be sufficient. We may also be required to expend significant resources to protect against or alleviate damage caused by systems interruptions and delays.

Various privacy and security laws in the U.S. and abroad, including the General Data Protection Regulation (“GDPR”) in the European Union, require us to protect sensitive and confidential information and data from disclosure and we are bound by our client and other contracts, as well as our own business practices, to protect confidential and proprietary information and data (whether it be ours or a third party’s information entrusted to us) from unauthorized disclosure. We believe that we have deployed industry-accepted security measures and technology to securely maintain confidential and proprietary information retained within our information systems, including compliance with GDPR specifically at APC. However, these measures and technology may not adequately prevent unanticipated security breaches. There can be no assurance that our efforts will prevent these threats. Further, as these security threats continue to evolve, we may be required to devote additional resources to protect, prevent, detect and respond against such threats. We do believe that our business represents a low value target for cyberterrorists as we are not a company in the high technology space and we do not maintain large files of sensitive or confidential personal information. However, we do maintain a cybersecurity insurance policy to help protect ourselves from various types of losses relating to computer security breaches.

As disclosed in our Current Report on Form 8-K that we filed on March 10, 2023, we were targeted by a complex criminal scheme earlier in the month, which resulted in fraudulently-induced outbound wire transfers to a third-party account. We anticipate recording a one-time pre-tax charge of approximately $3.0 million for the unrecovered fraudulent wire transfers in the first quarter of Fiscal 2024, of which up to $0.2 million, net of the applicable deductible, may be recovered through an insurance claim. We are unaware of any other significant security breaches at any of our business locations. That does not suggest that we may not be victimized by an additional breach in the future. Any significant future breach of our information security could damage our reputation, result in litigation and/or regulatory fines and penalties, or have other material adverse effects on our business, financial condition, results of operations or cash flows.

We may be subject to increased corporate taxes in the future.

We are subject to income taxes in the U.S. and foreign jurisdictions. A change in tax laws, treaties or regulations, or their interpretation, in any country where we operate could result in a higher tax burden or could increase our cost of tax compliance.

Higher corporate taxes for us could result from the Global Minimum Tax, a recent global agreement to ensure that certain large corporations pay income tax at a minimum rate of 15%. Under this scheme, governments could still set whatever corporate tax rate they want, but if companies pay lower rates in a particular country, their home governments could “top-off” their taxes to the 15% minimum.

In any event, we will pay higher U.S. income taxes going forward due to the impact of the Global Intangible Low Tax Income (“GILTI”) provision. GILTI is a federal tax calculation that determines the amount of the current earnings of foreign subsidiaries that are included in the computation of the corporate tax of U.S. parent companies. In the past, we avoided this incremental taxation created by the Tax Cuts and Jobs Act (the “Tax Act”) because our foreign operations were incurring mostly losses since the enactment of the Tax Act in late 2017 and for several years thereafter. However, GILTI has become an unfavorable permanent component of our federal taxable income in the U.S. as the overseas operations have become profitable, and it may become more meaningfully unfavorable to us if our operations in Ireland and the U.K. increase their profitability in the future.

As disclosed below, we have been systematically repurchasing shares of our common stock primarily in open market transactions. Effective January 1, 2023, these types of transactions became subject to a 1% tax on the repurchase price, and the Presidential administration has proposed that the tax be raised to 4%. Although we estimate that the amount of tax owed for transactions that occurred in January 2023 is not material, we cannot predict the amount of such taxes that we will owe in the future, which could alter our plans to continue the repurchase program.

Certain of our tax positions may be successfully challenged by tax authorities which could result in additional income tax expense.

Significant judgment is required in order to determine our worldwide provision for income taxes for each quarterly and annual reporting period. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related appeals, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the realization of deferred tax assets, changes in uncertain tax positions and changes in our tax strategies.

The results of current or future income tax return examinations could result in unfavorable adjustments to the amounts of income taxes previously recorded and/or paid. Any such future event or determination related to income taxes could have a material impact on our net earnings and cash flows from operations.

During the year ended January 31, 2019 (“Fiscal 2019”), we completed a detailed review of the activities of our engineering staff on major EPC services projects in order to identify and quantify the amounts of estimated research and development tax credits that were available to reduce prior year income taxes. This study focused on project costs incurred during the three-year period ended January 31, 2018. Based on the detailed review, we identified and estimated significant amounts of income tax benefits that were not previously recognized in our operating results for any prior year reporting period. As a result, we recorded an income tax benefit in the net amount of $16.6 million related to the research and development tax credits during Fiscal 2019, which was subsequently reduced by $0.4 million. The research and development tax credits were included in amendments to our consolidated federal income tax returns for the year ended January 31, 2016 (“Fiscal 2016”) and the year ended January 31, 2017 (“Fiscal 2017”), that were filed in January 2019, and our consolidated federal income tax return for the year ended January 31, 2018 (“Fiscal 2018”), that was filed in November 2018.

In January 2021, the Internal Revenue Service (the “IRS”) issued its final revenue agents reports that disagreed with our treatment of a substantial amount of the costs that supported tax credits claimed. In March 2021, we submitted a formal protest to the findings of the IRS examiner and requested an appeal hearing. At the conclusion of the hearing, we agreed to accept a settlement offer from the IRS in the amount of approximately $7.9 million, before interest. As a result, we made an unfavorable adjustment to our liability for uncertain income tax positions of approximately $6.2 million, which we recorded in income tax expense in Fiscal 2023.

In a manner similar to the process described above, during Fiscal 2023, GPS completed a detailed review of the activities of its engineering staff on major EPC services projects in order to identify and quantify the amounts of research and development tax credits that may have been available to reduce federal income taxes for Fiscal 2022 and Fiscal 2021. As a result, we have filed amended federal income tax returns for those years, including research and development tax credits in the total amount of $5.8 million. Net of a corresponding reduction to reflect uncertain income tax return positions, the tax benefit recorded in Fiscal 2023 for these tax credits was approximately $3.4 million. These income tax returns may be subject to future examinations by the IRS which may result in lower recovery on our research and development claims than we expect, or no recovery at all. Subsequent to January 31, 2023, we obtained an insurance policy covering our tax position in the event that we would suffer a loss related to our research and development claims.

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

We award stock options, time-based restricted stock units and performance-based restricted stock units to executives and other key employees (see Note 12 to the accompanying consolidated financial statements). Future exercises of options to purchase shares of common stock at prices below prevailing market prices will result in ownership dilution for current stockholders. Additionally, the number of shares of our common stock that will ultimately be issued in connection with the restricted stock unit awards is not known. Any issuance will result in the dilution of the stock ownership of current stockholders.

Our officers, directors and certain unaffiliated stockholders have substantial control over the Company.

As of January 31, 2023, our executive officers and directors as a group owned approximately 7.3% of our voting shares. In addition, four (4) other stockholders owned approximately 34.6% of our shares in total as of December 31, 2022. These groups of stockholders may have significant influence over corporate actions such as the election of directors, amendments to our certificate of incorporation, the consummation of any merger, the sale of all or substantially all of our assets or other actions requiring stockholder approval.

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

We began to repurchase shares of our common stock on the open market in November 2021. During Fiscal 2023, we repurchased 1,855,714 shares at an aggregate price of approximately $68.2 million, or $36.77 per share. Since year-end, we have continued to make open market purchases pursuant to the approvals of our board of directors. Such approvals, which permits privately negotiated transactions as well as open market purchases, was recently increased from $100 million to $125 million during December 2022 by our board of directors. We can provide no guarantee that we will continue to make common stock repurchases up to the approved amount of $125 million.

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

GPS owns and occupies a three-story office building (23,380 square feet) and the underlying land (1.75 acres), located in Glastonbury, Connecticut, that serves as its headquarters.

TRC owns and occupies a one-story industrial fabrication and warehouse facility (90,000 square feet) containing approximately 5,400 square feet of office space and the underlying land (12.16 acres), located in Winterville, North Carolina. TRC also leases two offices (2,200 and 1,800 square feet) that are located close to one another in Winterville, North Carolina, with terms that run through August 2024, at a total annual rent of $39,600.

APC owns and occupies the top two floors of an office building (3,500 square feet) located in Limerick, Ireland, that serves as its headquarters, and an operations support facility in Nenagh, Ireland, that includes approximately 10,663 square feet of warehouse and a small amount office space. APC also leases office space in Derby, England, with a term that runs through August 2024 at an annual rent of approximately $50,000, and warehouse space in Billingham, England, with a term that runs through January 2025 at an annual rent of approximately $35,000.

SMC is primarily located in Tracys Landing, Maryland, occupying facilities under a lease that expires in October 2026, which automatically renews for a total of up to five additional years, with a current annual rent of $88,800. The SMC facility includes approximately five acres of land, a 2,400 square foot maintenance facility and approximately 3,900 square feet of office space. SMC also leases office space (3,570 square feet) and warehouse space (11,460 square feet) in Hampton, Virginia under a lease that commenced on December 31, 2021, at a current annual rent of $111,900, with a term that covers five years and that includes a tenant option for one additional five-year period.

We consider the Company’s owned and leased properties to be sufficient for continuation of our operations for the foreseeable future. Our operations in the field may require us to occupy additional facilities for project support, staging or on customer premises or job sites. Accordingly, we may rent local office space, construction offices on or near job sites, storage yards for equipment and materials and temporary housing units; all under arrangements that are temporary or short-term in nature. These costs are expensed as incurred and are included substantially in the cost of revenues.

ITEM 3. LEGAL PROCEEDINGS.

Note 11 to the accompanying consolidated financial statements included in Item 8 of Part II of this 2023 Annual Report presents a discussion of the legal proceedings that were settled in September 2021. In the normal course of business, we may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our consolidated financial statements.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our common stock trade under the symbol AGX on the New York Stock Exchange (the “NYSE”). As of April 10, 2023, we had approximately 57 stockholders of record.

Dividends

Since Fiscal 2019, our board of directors has declared and we have paid regular quarterly cash dividends of $0.25 per share, totaling $1.00 per share for each year. During Fiscal 2021, our board of directors also declared and we paid two special cash dividends of $1.00 per share each, and we issued a statement expressing confidence in the future of our business and satisfaction with the opportunity to return a portion of our accumulated earnings to the stockholders during a year marked by the challenges presented by the COVID-19 pandemic. The statement cited our strong balance sheet with significant liquidity and no debt and, at that time, the increased ramp-up of construction on the Guernsey Power Station, the largest project in our history.

Each quarter, our board of directors evaluates the Company’s ongoing operational and financial performance in determining the amount of the regular dividend and any special dividend. There can be no assurance that these evaluations will result in the payments of cash dividends in the future.

Share Repurchase Program

On December 14, 2022, we made a filing on Current Report Form 8-K announcing that our board of directors authorized an increase in our share repurchase program, from $100 million to $125 million. The repurchases may occur in the open market or through investment banking institutions, privately-negotiated transactions, or direct purchases, and the timing and amount of stock repurchase transactions will depend on market and business conditions, applicable legal and credit requirements and other corporate considerations. In accordance with the SEC’s Rule 10b5-1, and pursuant to the Share Repurchase Plan, we have allowed, and may in the future allow, the repurchase of common stock during trading blackout periods by an investment banking firm or other institution agent acting on our behalf pursuant to predetermined parameters.

In our quarterly reports on Form 10-Q for the first three quarterly periods of Fiscal 2023, we provided the required disclosures of the number of shares repurchased during each month of the applicable quarter and the related information related to the costs of the repurchase transactions. Information related to our share repurchases for the fourth quarter of Fiscal 2023 follows:

				Approximate Dollar
			Total Number of	Value of Shares That May Yet
			Shares Purchased as Part of	Be Purchased under the
	Total Number of	Average Price per	Publicly Announced	Plans or Programs
Period	Shares Repurchased	Share Paid	Plans or Programs	(Dollars in Thousands)
November 1 - 30, 2022	—	$—	—	$16,376
December 1 - 31, 2022	67,074	$36.36	67,074	$38,937
January 1 - 31, 2023	67,625	$37.50	67,625	$36,402
Total	134,699		134,699

Subsequent to January 31, 2023, we continued to repurchase shares of our common stock pursuant to the Share Repurchase Plan through April 11, 2023. As of April 11, 2023, we had repurchased 75,755 shares since year-end, all on the open market, for an aggregate price of approximately $3.0 million, or $39.60 per share, exclusive of share repurchase excise tax.

Common Stock Price Performance Graph

The graph presented below compares the percentage change in the cumulative total stockholder return on our common stock for the last five years with the S&P 500, a broad market index, and the Dow Jones US Heavy Construction TSM Index, a group index of companies where their focus is limited primarily to heavy civil construction. The returns are calculated assuming that an investment with a value of $100 was made in our common stock and in each index at January 31, 2018, and that all dividends were reinvested in additional shares of common stock. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

	Years Ended January 31,
	2018	2019	2020	2021	2022	2023
Argan, Inc.	$ 100.00	$ 99.30	$ 101.39	$ 111.32	$ 97.84	$ 105.62
S&P 500	100.00	97.69	118.87	139.37	171.83	157.71
Dow Jones US Heavy Civil Construction TSM	100.00	78.54	90.54	116.20	145.20	186.64

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

The following table sets forth certain information, as of January 31, 2023, concerning securities authorized for issuance under options to purchase our common stock.

	Number of Securities	Weighted Average Exercise	Number of Securities
	Issuable under Outstanding	Price of Outstanding	Remaining Available for
	Options	Options	Future Awards (1)
Equity Compensation Plans Approved by the Stockholders (2)	1,439,668	$43.84	188,879
Equity Compensation Plans Not Approved by the Stockholders	—	—	—
Totals	1,439,668	$43.84	188,879
(1)	Represents the number of shares of common stock reserved for future stock awards, including restricted stock unit awards.
(2)	Approved plans include the Company’s Stock Plans.

The number of issuable shares of our common stock under outstanding stock options presented in the chart above does not include an estimated 309,672 shares of our common stock covered by awards of restricted stock units made to members of our board of directors, our chief executive officer, our chief financial officer and other key employees since April 2019 pursuant to the terms of the Stock Plans. See Note 12 to the accompanying consolidated financial statements included in Item 8 of Part II of this 2023 Annual Report for a description of the restricted stock units including the various vesting terms related to the awards.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of January 31, 2023, and the results of their operations for Fiscal 2023 and Fiscal 2022, and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in Item 8 of this 2023 Annual Report.

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended January 31, 2022, that was filed with the SEC on April 13, 2022, for a discussion of financial trends, variance drivers and other significant matters for Fiscal 2022 as compared to Fiscal 2021.

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 7 and elsewhere in this 2023 Annual Report that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. Our forward-looking statements, financial position and results of operations, are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for existing operations and do not include the potential impact of any future acquisitions.

Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of this 2023 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Description

The Company is primarily a construction firm that conducts operations through its wholly-owned subsidiaries, GPS, APC, SMC and TRC. GPS and APC represent our power industry services reportable segment that provides a full range of engineering, procurement, construction, commissioning, maintenance, project development and technical consulting services to the power generation market, including the renewable energy sector. The wide range of customers includes independent power project owners, public utilities, power plant heavy equipment suppliers and other commercial firms with significant power requirements. Projects are located in the U.S., Ireland and the U.K. Through TRC, the industrial fabrication and field services reportable segment provides primarily on-site services that support new plant construction and additions, maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the Southeast region of the U.S. and that may include the fabrication, delivery and installation of steel components such as piping systems and pressure vessels. Through SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region of the U.S.

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

Overview

Operating Results

Consolidated revenues for Fiscal 2023 were $455.0 million, which represented a decrease of $54.4 million, or 10.7%, from consolidated revenues of $509.4 million reported for Fiscal 2022.

The revenues of the power industry services segment decreased by $52.1 million to $346.0 million for Fiscal 2023 from $398.1 million reported for Fiscal 2022. The revenues of this reportable segment of our business represented 76.0% of consolidated revenues for Fiscal 2023. For Fiscal 2022, the percentage share of consolidated revenues represented by this reportable segment was 78.2%. The industrial fabrication and field services business reported revenues of $92.8 million for Fiscal 2023. This amount represented a decrease of $5.1 million, or 5.2%, from revenues of $97.9 million reported for Fiscal 2022. Revenues provided by this reportable business segment represented 20.4% and 19.2% of corresponding consolidated revenues for Fiscal 2023 and Fiscal 2022, respectively. The telecommunications infrastructure services business increased its revenues to $16.2 million for Fiscal 2023 from revenues of $13.4 million for Fiscal 2022, representing an increase of 20.9%. Revenues provided by this reportable segment represented 3.6% and 2.6% of corresponding consolidated revenues for Fiscal 2023 and Fiscal 2022, respectively.

Consolidated gross profit declined by $13.4 million, or 13.4%, to $86.4 million for Fiscal 2023, or 19.0% of the corresponding consolidated revenues. The amount of consolidated gross profit reported for Fiscal 2022 was $99.7 million, or 19.6% of the corresponding consolidated revenues. The slight year-over-year decline in gross profit margins reflected primarily the unfavorable impacts of lower gross profit contributions from the power industry services and industrial fabrication and field services segments.

Selling, general and administrative expenses for Fiscal 2023 and Fiscal 2022 were $44.7 million, or 9.8% of corresponding consolidated revenues, and $47.3 million, or 9.3% of corresponding consolidated revenues, respectively. Additionally, due to the unsuccessful project development efforts by our variable interest entity (“VIE”), we recorded an impairment loss related to the capitalized project development costs of the corresponding power plant in the amount of $7.9 million during Fiscal 2022, of which $2.5 million was attributed to the non-controlling interest. During Fiscal 2023, due to the receipt of an unexpected refund payment from PJM related to this project, we reversed approximately $2.0 million of prior year impairment loss, with $1.6 million attributed to the non-controlling interest.

Due primarily to the consolidated pre-tax book income reported for Fiscal 2023 in the amount of $46.0 million, we reported income tax expense in the amount of $11.3 million for the year. For Fiscal 2022, we reported consolidated pre-tax book income of $47.1 million and recorded income tax expense in the amount of $11.4 million.

For Fiscal 2023, our overall operating performance resulted in net income attributable to our stockholders in the amount of $33.1 million, or $2.33 per diluted share. For Fiscal 2022, our overall operating performance resulted in net income attributable to our stockholders in the amount of $38.2 million, or $2.40 per diluted share.

The primary reasons for the reduction in operating results for Fiscal 2023 were the declining revenues associated with the post-peak construction activities of the Guernsey Power Station and the Maple Hill Solar projects; partially offset by increased revenues associated with the Kilroot Power Station and the ESB FlexGen peaker plants.

Project Backlog

At January 31, 2023, our consolidated project backlog amount of $0.8 billion consisted substantially of the projects of the power industry services reporting segment. The comparable backlog amount as of January 31, 2022 was $0.7 billion. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects.

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

In October 2022, GPS added the EPC services contract value of the Trumbull Energy Center, a 950 MW natural gas-fired power plant to be built in Lordstown Ohio, to our project backlog as we had a fully executed EPC service contract and we expected contract activities to commence imminently. We received the full notice to proceed with the project from the owner, Clean Energy Future-Trumbull, LLC, in November 2022. We have since commenced activities for the project. This combined cycle power station will consist of two Siemens Energy SGT6-8000H gas fired, high efficiency, combustion turbines with two heat recovery steam generators and a single steam turbine, and contract completion is scheduled for the end of Fiscal 2026.

On the other hand, in May 2019, GPS entered into an EPC services contract to construct a 625 MW power plant in Harrison County, West Virginia. As a limited notice to proceed with certain preliminary activities was received from the owner of this project at the time (a repeat customer), the value of the contract was added to our project backlog. However, meaningful development milestones were not achieved and management concluded that the value of this power plant should be removed from project backlog as of January 31, 2023.

A portion of consolidated project backlog at January 31, 2023 relates to the Guernsey Power Station as GPS completes the commissioning process for this project, the largest single-phase, gas-fired, power plant under construction in the U.S. The substantial completion milestones have been achieved for all three of this plant’s natural gas-fired turbines.

Final completion of this project is currently expected to occur during the third quarter of Fiscal 2024 after all punch-list items, other commissioning tasks and demobilization efforts have been completed.

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

Together, the Guernsey Power Station, the Maple Hill Solar facility and the Trumbull Energy Center, represent nearly 3.0 gigawatts of potential electrical power and require the significant engagement of the technical, project support and project management teams of GPS while they team with APC on a new project in Ireland and assist APC with certain other current projects and business development efforts.

The business development efforts conducted by our APC operations have resulted in a significant increase in the project backlog of this business, which amounted to approximately $154 million as of January 31, 2023. A significant award occurred in October 2021 as APC entered into an engineering and construction services contract with EPUKI London, U.K., to construct a 2 x 330 MW natural gas-fired power plant in Carrickfergus that is near Belfast, Northern Ireland, in a structure that was initially designed to enclose coal-fired units. Our project, referred to as the “Kilroot” project, is being developed by EPNI Energy Limited. Full project activities are underway; the overall completion of this project is expected to occur in the latter half of Fiscal 2024.

In May 2022, APC entered into engineering and construction services contracts with Ireland’s Electricity Supply Board (“ESB”) to construct three 65 MW aero-derivative gas turbine flexible generation power plants in and around the city of Dublin, Ireland. Two of the power plants, the Poolbeg and Ringsend FlexGen Power Plants, will be located on the Poolbeg Peninsula, and the Corduff FlexGen Power Plant will be built in nearby Goddamendy. All three projects cleared the applicable capacity auction earlier this year and are expected to operate intermittently during peak periods of electricity demand and as back-up supply options when renewable electricity generation is limited. A full notice to proceed has been received and project activities were commenced. The completion of each power facility is expected to occur near the end of Fiscal 2024.

Most recently, APC was provided with limited notices to proceed with EPC project activities for an open-cycle gas turbine power facility in central Ireland that will have the capacity to generate approximately 264 MW of temporary emergency electrical power. GPS is teaming with APC in performance of this contract.

The project backlog of TRC has been increased by over 175% since January 31, 2022 to approximately $124 million as of January 31, 2023, reflecting a business development emphasis on the award of larger industrial field service construction projects. The recent emphasis on construction opportunities influenced the strategic decision to consolidate the pipe and vessel fabrication facilities to reduce fixed costs, streamline operations and better support a growing and scalable business model.

It is important to note that the start of new projects is primarily controlled by project owners and that delays may occur that are beyond our control. However, we continue to pursue natural gas-fired power plant, renewable energy plant and industrial construction opportunities in the U.S., Ireland and the U.K. Our vision is to safely contribute to the construction of the energy infrastructure and state-of-the-art industrial facilities that are essential to future economic prosperity in the areas where we operate. We intend to realize this vision with motivated, creative, high-energy and customer-driven teams that are committed to delivering the best possible project results each and every time.

Market Outlook

The overall growth of our power business has been substantially based on the number of combined cycle gas-fired power plants built by us, as many coal-fired plants have been shut down. In 2010, coal-fired power plants accounted for about 45% of net electricity generation in the U.S. For 2022, coal fueled approximately 20% of net electricity generation. It has been reported that the average age of the active plants in the coal-fired fleet approximates 45 years old with an average life span of 50 years; the last coal-fired power plant built in the U.S. was constructed in 2015. On the other hand, natural-gas fired power plants provided approximately 39% of the electricity generated by utility-scale power plants in the U.S. in 2022, representing an increase of 69% from the amount of electrical power generated by natural gas-fired power plants in 2010, which provided approximately 24% of net electricity generation for 2010. The average age of utility-scale natural gas-fired power plants in the U.S. is approximately 22 years old with an average life span of 30 years.

Major advances in the safe combination of horizontal drilling techniques and hydraulic fracturing led to the boom in natural gas supplies which have been available generally at consistently low and stable prices. However, reductions in production levels during the pandemic and an increase in the amount of liquid natural gas exports, among other factors including the Russian invasion of Ukraine, strained domestic natural gas supplies and forced prices upwards. As a result, the price of natural gas in the U.S. increased meaningfully during the 2022 calendar year. However, significant spot price declines are forecast to occur during 2023 before rising again in calendar year 2024. When sudden power needs emerge and natural gas prices are relatively high, power producers often choose to increase coal-fired power to satisfy the short term demands for electricity.

In the reference case of its Annual Energy Outlook 2023, the Energy Information Administration (“EIA”) projects that economic growth paired with increasing electrification in end-user sectors will result in the stable growth of electricity demand in the U.S. through 2050. Declining capital costs for solar panels, wind turbines and battery storage, as well as government subsidies like those included in the Inflation Reduction Act (the “IRA”) will result in renewables becoming increasingly cost effective compared with the alternatives when the costs of building new power capacity are considered. Renewables are increasingly meeting power demand through 2050 as they outcompete natural gas, coal and nuclear power. Uncertainty in natural gas prices leads to different unfavorable projections for combined cycle units in the short term, but in the long term, natural gas demand from the electric power sector stabilizes. As a result of the renewables growth, U.S. coal-fired generation capacity will decline sharply to about 54% of current levels by 2030, with a gradual decline thereafter.

The historic decline in the use of coal as a power source in the U.S. was caused, to a significant extent, by the plentiful supply of domestic and generally inexpensive natural gas which made it the fuel of choice for power plant developers over this period. The pace of the historic increase in the preference for natural gas as an electricity generating fuel source also was energized, in part, by environmental activism and restrictive regulations targeting coal-fired power plants. Now, the environmentalist opposition against coal-fired power generation has expanded meaningfully to target all fossil fuel energy projects, including both power plants and pipelines, and has evolved into powerful support for renewable energy sources.

Protests against fossil-fuel related energy projects garner media attention and stir public skepticism about new projects which have resulted in delays due to onsite protest demonstrations, indecision by local officials and lawsuits. Various cities, counties and states have adopted clean energy and carbon-free goals or objectives with achievement expected by a certain future date, typically 10 to 30 years out. These aspirational goals may increase the risk of a new power plant becoming a stranded asset long before the end of its otherwise useful economic life, which is a risk that potential equity capital providers may be unwilling to take. The difficulty in obtaining project equity financing and the other factors identified above, may be adversely impacting the planning and initial phases for the construction of new natural gas-fired power plants. Lenders, who have become more wary of funding oil-related ventures as environmental, social and governance ideals influence investment decisions, may be generally unwilling to provide capital for energy projects to increase the domestic production and transmission of oil and natural gas. In addition, a recent announcement by Chubb Insurance may signal new difficulties for certain oil and gas projects. In particular, the insurance underwriter will require oil and gas industry clients to implement plans to reduce methane emissions, that are among the most severe greenhouse gases, and will not provide insurance coverage for oil and gas projects in government-protected conservation areas that do not allow for sustainable use.

We believe that significant uncertainty relates to the policies of the current U.S. Presidential administration. President Biden proposes to make the electricity production in the U.S. carbon free by 2035 and to put the country on the path to achieve net zero carbon emissions by 2050. These policy stances continued during the invasion of Ukraine and the concurrent rise in oil prices as the administration made appeals to other countries to increase oil production while domestic production is challenged by supply chain and labor issues and the maintenance of restrictive regulations. Meanwhile, delays continue for the construction of pipelines needed to transport natural gas to liquid natural gas export facilities for shipment to Western Europe.

In August 2022, President Biden signed the IRA, a climate and healthcare bill that imposes new taxes on corporations with net profits for financial reporting in excess of $1.0 billion, spends billions over a decade on new workers and technology at the Internal Revenue Service (the “IRS”), and funds hundreds of billions in tax subsidies intended to combat climate change among other measures. According to certain commentary, the legislation will cause investment in technologies needed for leaner production and use of fuel types, including hydrogen, nuclear, renewables and fossil fuels. However, it appears that receipt of the tax subsidies will be conditioned on the extent that taxpayers “buy American” and/or pay prevailing wages, among other requirements. Existing supply chains may lack the capacity to meet the demand that the incentives are intended to create. Therefore, the subsidies may not provide the intended economic incentives to renewable and other energy project owners. It is not clear that the legislation, for which the rules and regulations have not yet been finalized, will provide assistance to current and future project owners of fossil-fuel power projects as intended.

Regarding emissions, it is important to note that in its 2023 reference case, EIA projects that U.S. energy-related carbon dioxide emissions will decline by a little over 30% below the 2005 emissions level by 2030. We believe that a significant portion of the reduction related to the shift from coal-fired to natural gas-fired power generation that has already occurred as described above. It appears that from 2005 to 2022, the energy-related emissions declined by approximately 20%. The EIA credits the impacts of the IRA, updates to technology costs and performance across the energy system and changes in the macroeconomic outlook with maintaining the reduction percentage versus the 2005 level of emissions at approximately 30% through 2050. In addition, the EIA indicates that further emissions reductions are limited by longer-term growth in U.S. transportation and industrial activity. The EIA in its report does not include emissions from the power industry among the reasons for the lack of further emission reductions from 2030 through 2050.

The net amount of electricity generation in the U.S. provided by utility-scale wind and solar photovoltaic facilities continues to rise. Together, such power facilities provided approximately 12%, 13% and 15% of the net amount of electricity generated by utility-scale power facilities in 2020, 2021 and 2022, respectively. EIA projects that new wind and photovoltaic solar capacity will continue to be added to the utility-scale power fleet in the U.S. at a brisk pace substantially attributable to declines in the amount of renewable power plant component and power storage costs, an increase in the scale of energy storage capacity (i.e., battery farms and other energy storage technologies), the availability of valuable tax credits and the overall political commitment to renewable energy.

Most of our recently completed and awarded EPC service contracts relate to the construction of natural gas-fired power plants located within the Mid-Atlantic geographic footprint of PJM, which as indicated above operates a capacity market to ensure long-term grid reliability by securing the appropriate amount of power supply resources needed to meet predicted future energy demands. Capacity payments represent meaningful portions of the revenue streams of qualifying power plants.  The capacity auction for a particular delivery year was usually held during the month of May, three years prior to the actual delivery year. However, the 2023/2024 auction, scheduled for December 2021, was postponed until January 2022 and then was postponed again until June 2022. The auction results included increased capacity powered by nuclear, solar and natural gas energy sources, and decreased capacity provided by coal and wind energy sources. However, prices for the 2023/2024 and 2024/2025 delivery years were significantly lower than each previous auction. Capacity auction prices are scheduled to be posted for 2025-2026 in June 2023. However, PJM recently informed stakeholders that it will seek to delay this auction, which would require the approval of the Federal Energy Regulatory Commission, so that market design rule changes proposed by stakeholders might be implemented for all future auctions.

Uncertainty in this market, including the difficulties experienced by PJM in perfecting a capacity auction design that all of its stakeholders consider to be fair, the repeated capacity auction delays, and the shrinking annual capacity auction prices, may discourage potential power plant owners from commencing the development of new power plants in this area thereby reducing potential new business opportunities for us.

In February 2023, PJM released a position paper that supported the growing concern that the reliability of power grids is being eroded by the rush to renewable power. While acknowledging the reality of the power transition in the PJM system, it warned that its research highlighted four trends that present increasing reliability risks during the transition due to a potential timing mismatch between load growth, resource retirements and the pace of new electricity generating plant additions.

The paper indicates that the growth rate of electricity demand in the PJM footprint is likely to increase from electrification (i.e., shifts to electric-powered automobiles, electric appliances, etc.) coupled with the proliferation of high-demand data centers in the region. Coal-fired and old gas-fired power generation facilities are retiring at a rapid pace due to government and private sector policies as well as economics. The risk is that these retirements may outpace the construction of new power-generating facilities as PJM’s interconnection queue includes primarily intermittent and limited-duration renewable energy resources. Given the operating characteristics of these types of facilities, PJM will need multiple megawatts of renewable power and accompanying battery storage to replace a single megawatt of thermal generation.

In summary, throughout the U.S., the risk of electricity shortages is rising as traditional power plants are being retired more quickly than they can be replaced by renewable energy and battery storage. Power grids are feeling the strain as the U.S. makes the historic transition from conventional power plants fueled by coal and natural gas to cleaner forms of energy such as wind and solar power, and aging nuclear plants are slated for retirement. Electric-grid operators are warning that power-generating capacity is struggling to keep up with demand, a gap that could lead to additional rolling blackouts during heat waves or other peak power periods.

In the U.S., local electricity grids are connected to form larger networks and to improve reliability and economic efficiency and are known as Regional Transmission Operators (“RTOs”) and Independent System Operators (“ISOs”). They are members of three main interconnections, the Eastern Interconnection, the Western Interconnection and the Electric Reliability Council of Texas. These interconnectors cover wide swaths of the U.S. Although the three interconnections operate independently of each other and have very limited transfers of power between them, the operation of interconnections is conducted by balancing authorities, which ensures that power supply and demand are balanced to maintain the reliability of applicable power system. All RTOs, including PJM, and ISOs in the U.S. are balancing authorities. Consequently, reliability threats to individual RTOs and ISOs represent threats to entire interconnection organizations.

The challenge is that wind and solar farms do not produce electricity at all times and they need large batteries to store their output for later use. While large battery storage capacity is under development, regional grid operators have warned that the pace may not be fast enough to offset the closures of traditional power plants that can work around the clock.

Accelerating the build-out of renewable energy sources and batteries has become an especially difficult proposition amid supply-chain challenges and inflation. For example, during Fiscal 2023, the highly publicized probe by the U.S. Commerce Department into whether Chinese solar manufacturers were circumventing trade tariffs on solar panels had the effect of halting imports of key components needed to build new solar farms and effectively brought most of the U.S. solar industry to a temporary standstill.

Additionally, solar and wind energy plant developers continue to confront the problems caused by grid congestion, often unsuccessfully. Many of these projects have been canceled because renewable plants need to be sited where the resources are optimal, often in remote locations where the transmission systems are not robust as power is consumed substantially in urban areas. The costs associated with the necessary grid upgrades may be prohibitive.

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

Electricity generation from commercial nuclear power plants in the U.S. began in 1958. At the end of 2021, the U.S. had 93 operating commercial nuclear reactors at 55 nuclear power plants in 28 states. The average age of these nuclear reactors is about 40 years old with most plants authorized to operate for another 20 years. The newest reactor in the fleet entered service in 2016, which was twenty years after the previous one to begin operation. There are two new reactors under construction in the U.S., Vogtle Units 3 and 4. The completion of these two units is many years behind schedule and the units are billions of dollars in excess of their initial estimated cost.

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

Nevertheless, we believe that the lower operating costs of natural gas-fired power plants, the higher energy generating efficiencies of modern gas turbines, and the requirements for grid resiliency should sustain the demand for modern combined cycle and simple cycle gas-fired power plants in the future. Natural gas is relatively clean burning, generally cost-effective, reliable and abundant. New gas-fired power plants incorporate major advances in gas-fired turbine technologies that have provided increased power plant efficiencies while providing the quick starting capabilities and the reliability that are necessary to balance the inherent intermittencies of wind and solar power plants.

We believe that the benefits of natural gas as a source of power are compelling, especially as a complement to the deployment of wind and solar powered energy sources, and that the future long-term prospects for natural gas-fired power plant construction remain generally favorable as natural gas continues to be the primary source for power generation in our country. The future availability of less carbon-intense and higher efficiency natural gas in the U.S. should be a significant factor in the economic assessment of future power generation capacity additions, although the pace of new opportunities emerging may be restrained and the starts of awarded EPC projects may be delayed or cancelled due to the challenges described above.

We also believe that it is also important to note that the plans for certain natural gas-fired power plant projects include the integration of hydrogen-burning capabilities. While the plants will initially burn natural gas alone, it is planned by the respective project owners that the plants will eventually burn a mixture of natural gas and green hydrogen, thereby establishing power-generation flexibility for these plants. We believe this is a winning combination that provides inexpensive and efficient power, enhances grid reliability and addresses clean-air concerns. The building of state-of-the-art power plants with flex-fuel capability replaces coal-fired power plants in the short term with relatively clean gas-fired electricity generation. Further, such additions to the power generation fleet provide the potential for the plants to burn 100% green hydrogen gas, which would provide both base load power and long duration backup power, when the sun is not shining or the wind is not blowing, for extended periods of time and without certain harmful air emissions.

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

The business footprint for TRC encompasses the southeast region of the U.S. where there are many business-friendly local and state governments that welcome industrial production facilities. It is notable that significant events like the COVID-19 pandemic and the commitment to renewable energy in the U.S. are resulting in meaningful new business opportunities for TRC in its region. The national focus on infrastructure improvements, biotechnology advancements and energy storage have resulted in firms that are focused on these trends recently choosing TRC to participate in major construction projects in the region.

The foregoing discussion in this “Market Outlook” does focus on the state of the domestic power market as the EPC services business of GPS provides the predominant amount of our revenues. However, overseas power markets provide important new power construction opportunities for us especially across Ireland and the U.K.

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

The U.K. usually holds auctions for power capacity about four years in advance of the delivery date and another auction for a smaller amount of capacity around a year before delivery. Evidence of the power production realities in the U.K. are reflected in the results for Britain’s auction to ensure enough electricity capacity for 2022/2023 that were released in 2022. Capacity cleared at a record high price unlike the results for the most recent PJM capacity auctions. A total of nearly 5 gigawatts of capacity was procured in this auction, with nearly 70% of the power associated with gas-fired plants.

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

As noted above, APC entered into engineering and construction services contracts during Fiscal 2023 with the ESB to construct three 65 MW aero-derivative gas turbine flexible generation power plants around the city of Dublin, Ireland. All three projects are expected to operate intermittently during peak periods of electricity demand and as back-up supply options when renewable electricity generation is limited. A full notice to proceed was received and project activities were commenced.

Further, the Irish government has recognized that the successful development of data centers in the country is a key aspect in promoting Ireland as a digital economy hot-spot in Europe. The stewards of the electricity supply in Ireland recognize that the large increase in electricity demand presented by the growth of the data center industry represents an evolving, significant risk to the security of the supply. Accordingly, guidelines have been published with the intent to protect both electricity consumers and the security of supply while continuing to allow data centers to connect to the electricity system. Assessment criteria for applications of data centers to obtain grid connections include, among other items, the ability of data center applicants to bring onsite dispatchable power generation (and/or storage) equivalent to or greater than their demand in order to support the security of supply. It is expected that any dispatchable on-site generation that uses fossil fuel sources developed by data center operators will use natural gas as the fuel source. APC recently completed a project to install natural gas-fired power generation for a major data center in the Dublin area.

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

Over the past few years, GPS has provided top management guidance and project management expertise to APC as it completed its subcontract efforts for a biomass-burning power plant and won the awards of the projects to build new gas-fired power plant units near Belfast and Dublin. APC has provided project management manpower to GPS on several of its EPC services contracts. These recent experiences have demonstrated that the two companies can combine resources effectively. We believe that GPS and APC working together is a competitive advantage as we pursue emerging new business opportunities in Ireland and the U.K., based on the strength of the reputation of GPS for successfully completing large gas-fired power plant projects in the U.S. and the growing recognition in the power community in Ireland and the U.K. that APC is positioned and has the capability to build larger and more complex power projects. Most recently, APC was provided with limited notices to proceed with EPC contract activities for an open-cycle gas turbine power facility to be built in central Ireland that will have the capacity to generate approximately 264 MW of temporary emergency electrical power. GPS is teaming with APC in the performance of this contract.

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

The competitive landscape for our core EPC services business related to natural gas-fired power plants in the U.S. remains dynamic, although there are fewer competitors for new gas-fired power plant EPC services project opportunities. Several major competitors have exited the market for a variety of reasons or have been acquired. Others have announced intentions to avoid entering into fixed-price contracts. Nonetheless, the competition for new utility-scale gas-fired power plant construction opportunities is fierce and still includes multiple global firms.  We believe that the Company has a reputation as an accomplished, dependable and cost-effective provider of EPC and other large project construction contracting services. With the proven ability to deliver completed power facilities, particularly combined cycle, natural gas-fired power plants, we are focused on expanding our position in the power markets of the U.S., Ireland and the U.K. where we expect investments to be made based on forecasts of electricity demand covering decades into the future. We believe that our expectations are valid and that our plans for the future continue to be based on reasonable assumptions.

Comparison of the Results of Operations for the Years Ended January 31, 2023 and 2022

We reported net income attributable to our stockholders of $33.1 million, or $2.33 per diluted share, for Fiscal 2023. For the prior year, we reported net income attributable to our stockholders of $38.2 million, or $2.40 per diluted share. The following schedule compares our operating results for Fiscal 2023 and Fiscal 2022 (dollars in thousands):

	Years Ended January 31,
	2023	2022	$ Change	% Change
REVENUES
Power industry services	$346,033	$398,089	$(52,056)	(13.1)%
Industrial fabrication and field services	92,774	97,890	(5,116)	(5.2)
Telecommunications infrastructure services	16,233	13,391	2,842	21.2
Revenues	455,040	509,370	(54,330)	(10.7)
COST OF REVENUES
Power industry services	277,402	317,130	(39,728)	(12.5)
Industrial fabrication and field services	78,034	81,391	(3,357)	(4.1)
Telecommunications infrastructure services	13,243	11,117	2,126	19.1
Cost of revenues	368,679	409,638	(40,959)	(10.0)
GROSS PROFIT	86,361	99,732	(13,371)	(13.4)
Selling, general and administrative expenses	44,692	47,321	(2,629)	(5.6)
Impairment loss	—	7,901	(7,901)	(100.0)
INCOME FROM OPERATIONS	41,669	44,510	(2,841)	(6.4)
Other income, net	4,331	2,552	1,779	69.7
INCOME BEFORE INCOME TAXES	46,000	47,062	(1,062)	(2.3)
Income tax expense	11,296	11,356	(60)	(0.5)
NET INCOME	34,704	35,706	(1,002)	(2.8)
Net income (loss) attributable to non-controlling interest	1,606	(2,538)	4,144	NM
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$33,098	$38,244	$(5,146)	(13.5)%

NM – Not meaningful.

Revenues

Power Industry Services

The revenues of the power industry services business decreased by 13.1%, or $52.1 million, to $346.0 million for Fiscal 2023 compared with revenues of $398.1 million for Fiscal 2022. The revenues of this business represented approximately 76.0% of consolidated revenues for Fiscal 2023 and 78.2% of consolidated revenues for the prior year. The primary reasons for the decline in revenues by this reportable segment for Fiscal 2023 were decreased revenues associated with the post peak construction activities of the Guernsey Power Station and the Maple Hill Solar energy facility, partially offset by increased revenues associated with the construction of the Kilroot Power Station, the ESB FlexGen Peaker plants and the Trumbull Energy Center. Due to the decrease in construction activities during Fiscal 2023, the combined revenues associated with the Guernsey Power Station and the Maple Hill Solar energy facility represented 45.3% of consolidated revenues for Fiscal 2023 compared to 66.7% of consolidated revenues in the prior year during peak construction activity phases. The project backlog amount for the power industry services reportable segment as of January 31, 2023 and 2022 was $0.7 billion.

Industrial Fabrication and Field Services

The revenues of industrial fabrication and field services decreased by $5.1 million, or 5.2%, to $92.8 million for Fiscal 2023 compared with revenues of $97.9 million for Fiscal 2022. The revenues of this business represented approximately 20.4% of consolidated revenues for Fiscal 2023 and 19.2% of consolidated revenues for the prior year. Although revenues declined slightly during the current year, project backlog increased by $79.0 million to $123.5 million as of January 31, 2023 as a result of business development efforts that have been effective at winning project awards from new customers and increasing the size of awards.

Telecommunications Infrastructure Services

The revenues of telecommunications infrastructure services were $16.2 million for Fiscal 2023 compared with revenues of $13.4 million for Fiscal 2022. The increase in revenues from the prior year primarily related to new revenues provided by the customers of LTI, which was acquired in December 2021.

Cost of Revenues

Due primarily to the decrease in consolidated revenues for Fiscal 2023 compared with revenues for Fiscal 2022, consolidated cost of revenues also decreased. These costs were $368.7 million and $409.6 million for Fiscal 2023 and Fiscal 2022, respectively.

For Fiscal 2023, we reported a consolidated gross profit of approximately $86.4 million, which represented a gross profit percentage of approximately 19.0% of corresponding consolidated revenues. The gross profit for the period reflected primarily the profit contributions of efficient construction activities related to the major projects of the power industry services reporting segment. The gross profit percentages of corresponding revenues for the power industry services, industrial fabrication and field services and telecommunications infrastructure services segments for Fiscal 2023 were 19.8%, 15.9% and 18.4%, respectively.

For Fiscal 2022, we reported a consolidated gross profit of approximately $99.7 million, which represented a gross profit percentage of approximately 19.6% of corresponding consolidated revenues. The gross profit percentages of corresponding revenues for the power industry services, industrial fabrication and field services and the telecommunications infrastructure segments for Fiscal 2022 were 20.3%, 16.9% and 17.0% respectively.

Selling, General and Administrative Expenses

These costs were $44.7 million and $47.3 million for Fiscal 2023 and Fiscal 2022, respectively, representing 9.8% and 9.3% of consolidated revenues for the corresponding periods, respectively. The 5.6% decrease in these expenses between years was primarily due to decreased cash incentive expenses and a gain of $1.6 million, which was attributed to the non-controlling interest and related to the VIE settling on amounts owed for certain previously impaired development costs. See Note 3 to the accompanying consolidated financial statements. Partially offsetting these decreases were the impact of inflationary pressures on our expenses. The costs for Fiscal 2022 also included the provision for credit losses in the amount of $2.4 million; the amount of the provision for credit losses for Fiscal 2023 was insignificant.

Impairment Loss

During Fiscal 2022, we recorded an impairment loss related to the capitalized project development costs of the Chickahominy Power Station project in the amount of $7.9 million, of which $2.5 million was attributed to the non-controlling interest. We did not record any goodwill or other intangible asset impairment losses during Fiscal 2023 or Fiscal 2022.

Other Income, Net

For Fiscal 2023 and Fiscal 2022, the net amounts of other income were $4.3 million and $2.6 million, respectively, which represented an increase of 69.7% between the comparable periods. For Fiscal 2023 and Fiscal 2022, this line item included income in the amounts of $3.0 million and $0.2 million, respectively, earned on funds maintained in money market accounts and interest income earned on CDs, as interest rates have increased meaningfully between periods. For Fiscal 2023 and Fiscal 2022, the weighted average annual interest rates of the CDs and the money market funds during the corresponding years were 1.5% and 0.1%, respectively.

During Fiscal 2023 and Fiscal 2022, APC recorded research and development awards from the U.K. government related to certain qualifying works performed in the total amounts of approximately $0.7 million and $1.7 million, respectively. In addition, during Fiscal 2022, APC received a cash payment for COVID-19 relief from the Irish government in the amount of approximately $1.1 million.

This line item also includes our share of the net income reported a solar fund investment in the amount of $1.1 million for Fiscal 2023; this amount for Fiscal 2022 was a net loss of $0.4 million. See Note 13 to the accompanying financial statements.

Income Tax Expense

We recorded income tax expense for Fiscal 2023 in the net amount of approximately $11.3 million primarily due to our reporting pre-tax income for financial reporting purposes in the amount of $46.0 million for the year. Our annual effective income tax rate for Fiscal 2023 was 24.6%. This tax rate differed from the statutory federal tax rate of 21% due primarily to the effects of state income taxes and nondeductible executive compensation, and the unfavorable effects of our settlement with the IRS related to research and development credits at an amount lower than we had previously recorded; partially offset by the favorable recognition of tax benefits related to research and development tax credits recognized in the current year and the partial reversal of a valuation allowance of deferred tax assets related to prior year NOLs of APC’s subsidiary in the U.K. See Note 13 to the accompanying consolidated financial statements.

For Fiscal 2022, we recorded income tax expense of approximately $11.4 million primarily due to our reporting pre-tax income for financial reporting purposes in the amount of $47.1 million for the year. Our annual effective income tax rate for Fiscal 2022 was 24.1%. This tax rate differed from the statutory federal tax rate of 21% due primarily to the effects of state income taxes and nondeductible executive compensation.

Net Income (Loss) Attributable to Non-Controlling Interest

As discussed above, due to the gain of $1.6 million related to the VIE settling on amounts owed for certain previously impaired development costs during Fiscal 2023 and the $2.5 million of impairment loss that was attributed to the non-controlling interest in the prior year, net income attributable to the non-controlling interest increased by $4.1 million between fiscal years. See Note 3 to the accompanying consolidated financial statements.

Liquidity and Capital Resources as of January 31, 2023

At January 31, 2023 and 2022, our balances of cash and cash equivalents were $173.9 million and $350.5 million, respectively, which represented a decrease of $176.6 million between years.

The net amount of cash used in operating activities for Fiscal 2023 was $30.1 million. However, our net income for Fiscal 2023, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $39.0 million. The increases in accounts receivable, contract assets and other assets in the amounts of $23.2 million, $19.9 million and $3.3 million, respectively, represented uses of cash during the year. Additionally, the reduction in the balance of contract liabilities in the amount of $31.6 million represented a use of cash during the year to fund, on a net basis, the satisfaction of performance obligations on certain of our contracts. These unfavorable balance sheet account changes primarily related to the decline in the construction activity of the Guernsey Power Station project, partially offset by increases in contract liabilities related to the Trumbull Energy Center and several APC projects. The increase in the combined level of accounts payable and accrued expenses in the amount of $9.1 million, represented a source of cash for the year.

Non-operating activities during Fiscal 2023 used cash to increase the level of our short-term investments, which consist entirely of CDs issued by the Bank, by $59.8 million and to make capital expenditures in the amount of $3.4 million. We also used $82.8 million cash in financing activities during Fiscal 2023, including $68.2 million used to repurchase shares of common stock pursuant to our Share Repurchase Plan (see Item 5 in Part II of this Annual Report), and $14.0 million used for the payment of regular cash dividends. As of January 31, 2023, there were no restrictions with respect to intercompany payments between GPS, TRC, APC, SMC and the holding company.

During Fiscal 2022, our balance of cash and cash equivalents declined by a net amount of $16.2 million.

The net amount of cash provided by operating activities for Fiscal 2022 was $28.4 million. Our net income for Fiscal 2022, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $57.3 million. The sources of cash from operations for Fiscal 2022 also included a decrease in the balance of contract assets of $21.7 million, primarily due to the settlement of a legal matter by GPS (see Note 11 of the accompanying consolidated financial statements). Reductions in the balances of contract liabilities and accounts payables and accrued expenses, in the amounts of $44.2 million and $5.7 million, respectively, represented uses of cash during Fiscal 2022.

Non-operating activities used cash during Fiscal 2022, including $20.4 million used to repurchase shares of our common stock pursuant to our share repurchase program. Additionally, we used cash in the amount of $15.7 million for the payment of regular cash dividends. Our investment in solar energy projects used cash in the amount of $5.0 million and capital expenditures totaled $1.4 million during Fiscal 2022. Partially offsetting these uses of cash, we received cash proceeds related to the exercise of stock options during Fiscal 2022 in the amount of $1.4 million.

At January 31, 2023, a portion of our balance of cash and cash equivalents was invested in government and money market funds with most of their total assets invested in cash, U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. The major portion of our domestic operating bank account balances are maintained with the Bank. We do maintain certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of the operations of APC. We do not believe that the combined amount of the CDs and the cash deposited with the Bank and cash balances maintained at financial institutions in Ireland and the U.K., in excess of government-insured levels, represent material risks.

In order to monitor the actual and necessary levels of liquidity for our business, we focus on net liquidity, or working capital, in addition to our cash balances. Our net liquidity decreased by $48.1 million to $236.2 million as of January 31, 2023 from $284.3 million as of January 31, 2022, due primarily to common stock repurchases and cash dividends, partially offset by net income. As we have no debt service, our fixed asset acquisitions in a reporting period are typically low, and net liquidity includes our short-term investments, our levels of working capital are not subjected to the volatility that affects our levels of cash and cash equivalents.

The term of our Amended and Restated Replacement Credit Agreement with the Bank, as amended in April 2021, was scheduled to expire on May 31, 2024 (the “Credit Agreement”) and included the following features, among others: a lending commitment of $50.0 million including a revolving loan with interest at the 30-day LIBOR plus 1.6% (reduced from 2.0%), and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions. On March 6, 2023, we entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement, which modifies the Credit Amendment to, among other things, replace the interest pricing from the 30-day LIBOR plus 1.6% to the Secured Overnight Financing Rate (“SOFR”) plus 1.6% and adds SOFR successor rate language. The Credit Agreement, as newly amended, continues to include customary terms, covenants and events of default for a credit facility of its size and nature.

We may also use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business as defined by the Bank. At January 31, 2023, we had no outstanding borrowings, however the Bank has issued letters of credit in the total outstanding amount of $8.8 million in support of the activities of APC under new customer contracts.

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement, as amended, requires that we comply with certain financial covenants at our fiscal year-end and at each fiscal quarter-end, and includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. At January 31, 2023, we were compliant with the covenants of the Credit Agreement, as amended.

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

As of January 31, 2023 and 2022, the estimated amounts of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, were approximately $0.6 billion and $0.2 billion, respectively. In addition, as of January 31, 2023 and 2022, the outstanding amounts of bonds covering other risks, including warranty obligations related to completed activities, were not material. Not all of our projects require bonding.

We have also provided a financial guarantee in the amount of $3.6 million to support certain project developmental efforts. A liability was established for the estimated loss related to this guarantee during Fiscal 2022.

When sufficient information about claims related to performance on projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such losses. As our subsidiaries are wholly-owned, any actual liability related to contract performance is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. Any amounts that we may be required to pay in excess of the estimated costs to complete contracts in progress as of January 31, 2023 are not estimable.

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

Contractual Obligations

During Fiscal 2023, there was no significant change in the nature or amounts of our contractual obligations. We estimate that the balance of such contractual obligations as of January 31, 2023 was less than $10 million. The two largest items in this estimate, operating leases and deferred compensation, are amounts included as liabilities in our consolidated balance sheet. The remainder of such obligations relate primarily to open service arrangements. Outstanding commitments represented by open purchase orders and subcontracts related to our construction contracts have not been included in the estimated amounts of contractual obligations as such amounts are expected to be funded through contract billings to customers. We do not have any significant obligations for materials or subcontracted services beyond those required to complete construction contracts awarded to us.

Special Purpose Entities

As is common in our industry, EPC contractors and third parties form joint ventures, limited partnerships and limited liability companies for purposes of executing a project or program for a project owner. These teaming arrangements are typically dissolved upon completion of the project or program.

In addition, we may obtain interests in VIEs formed by its owners for a specific purpose. The evaluation of whether such interests represent our financial control of a VIE requires analysis and judgement. In January 2018, we concluded that we were the primary beneficiary of a VIE formed by an independent firm for the purpose of developing a natural gas-fired power plant in Virginia. As a result, the VIE was included in our consolidated financial statements until the fourth quarter of Fiscal 2023, when we determined that we were no longer the primary beneficiary and we deconsolidated the entity. During Fiscal 2022, as described in Note 3 to the accompanying consolidated financial statements, we recorded an impairment loss related to the development costs associated with the project in the amount of $7.9 million, of which $2.5 million was attributed to the non-controlling interest. Prior to deconsolidation, however, the VIE settled on amounts owed for certain impaired development costs and recognized a gain of $1.6 million, all of which was attributed to the non-controlling interest.

We have entered into similar support arrangements with other independent parties in the past that resulted in the successful development and our construction of three separate gas-fired power plant projects. We were paid project development fees for each project and our loans to the development entities were repaid in full plus interest. In each of these cases, we deconsolidated the corresponding VIE when we were no longer the primary beneficiary.

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

The following table presents the determinations of EBITDA for Fiscal 2023 and Fiscal 2022, respectively (amounts in thousands).

	2023	2022
Net income, as reported	$34,704	$35,706
Income tax expense	11,296	11,356
Depreciation	2,983	3,367
Amortization of purchased intangible assets	732	870
EBITDA	49,715	51,299
EBITDA of non-controlling interest	1,606	(2,538)
EBITDA attributable to the stockholders of Argan, Inc.	$48,109	$53,837

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

Revenues from fixed price contracts, including a portion of estimated profit, are recognized over time, based on costs incurred and estimated total contract costs using the percentage-of-completion method. The cost and profit estimates are re-forecasted monthly for all significant contracts pursuant to a detailed “bottoms-up” determination and review process. The results of the process are subjected to reviews by senior management with the applicable project management personnel at each subsidiary. The intensity of the reviews may vary between projects depending on the percentage-of-completion for the projects, among other factors. The percentage-of-completion method measures the ratio of costs incurred and accrued to date for each contract to the estimated, or forecasted, total cost for each contract at completion. This requires us to prepare on-going estimates of the forecasted cost to complete each contract as the project progresses. In preparing these estimates, we make significant judgments and assumptions about our significant costs, including materials, labor and equipment, and we evaluate contingencies based on possible schedule variances, major equipment delivery delays, construction delays, weather or other productivity factors.

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

Crucial to the compliance with the accounting standard covering the recognition of revenues on contracts with customers is the identification of the promises made to the customer by us that are included in the contract. If a promise is distinct, as that concept is defined in the accounting standard, it represents a separate performance obligation. Contracts may have multiple promises. The amounts of revenue associated with each promise are recognized when, or as, the performance obligations are satisfied. However, complex contracts may include only one performance obligation if the multiple promises are not distinct within the context of the contract. For example, if the promises that could be considered distinct are interrelated or require us to perform integration so that the customer receives a complete product, the contract is considered to include only one performance obligation. Most of our long-term contracts have a single performance obligation as the promises to transfer individual goods or services are not separately identifiable from other promises within the context of the contract. Our EPC contracts require us to deliver a complete and functioning power plant, not just functioning components.

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

Contract results may be impacted by estimates of the amounts of contract variations that we expect to receive. The effects of any resulting revisions to revenues and estimated costs can be determined at any time and they could be material. As of January 31, 2023 and 2022, the aggregate amounts of contract variations reflected in estimated transaction prices were $11.6 million and $7.5 million, respectively.

Substantially all of our customer contracts include the right for customers to terminate contracts for convenience as disclosed in Note 4 to the consolidated financial statements. Current accounting guidance indicates that the value of future work that companies are contractually obligated to perform pursuant to active customer contracts should not be included in the disclosure of remaining unsatisfied performance obligations when the corresponding contracts include termination for convenience clauses without substantial penalties accruing to the customers upon such terminations. In the application of this guidance, we assess whether the nature of the work being performed under contract is largely service-based and repetitive and should be considered a succession of one-month contracts for the duration of the identified term of the contract. Predominantly, our customers contract with us to construct assets, to fabricate materials or to perform emergency maintenance or outage services where we believe a substantial penalty or cost would be incurred upon a termination for convenience. We believe that in substantially all cases, there would be substantial costs incurred by a customer if it terminated a contract with us for convenience including the costs of terminating subcontracts, canceling purchase orders and returning or otherwise disposing of delivered materials and equipment. Further, to the best of management’s knowledge, the Company has never had a customer terminate a contract with us for convenience. Therefore, our disclosure in Note 4 of the value of remaining unsatisfied performance obligations on active customer contracts represents an amount based on contracts or orders received from customers that the Company believes are firm and where the parties are acting in accordance with their respective obligations.

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

Uncertain Income Tax Positions

As we have disclosed in the “Research and Development Tax Credits” section of Note 13 to the accompanying consolidated financial statements, during Fiscal 2019, we completed a detailed review of the activities of our engineering staff on major EPC services projects in order to identify and quantify the amounts of research and development credits available to reduce prior year income taxes. This extensive study focused on the costs incurred on specific projects during the three-year period ended January 31, 2018. Based on the results of the study, we identified and estimated significant amounts of income tax benefits that were not previously recognized in our financial results for any prior year reporting period.

Under current professional accounting guidance, income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Fiscal 2019 was the initial reporting period in which we had sufficient data on which to make an evaluation and to reach a conclusion on the amount of income tax credit benefits related to prior year project costs that, more likely than not, qualified as research and development costs under the Internal Revenue Code and the rules and regulations of certain states. The net amount of the credits that we recognized in income taxes during Fiscal 2019 was $16.2 million, as subsequently reduced by $0.4 million. Based on our judgement, the amount of income tax benefits related to identified research and development income tax credits that we assessed as not meeting the threshold criteria for recognition was $5.0 million. Most of this liability was included in accrued expenses as of January 31, 2022.

The research and development credits were included in amendments to our consolidated federal income tax returns for Fiscal 2016 and Fiscal 2017, that were filed in January 2019, and our consolidated federal income tax return for Fiscal 2018, that was filed in November 2018. In January 2021, the IRS issued its final revenue agents reports that disagreed with our treatment of a substantial amount of the costs that supported our claims. In March 2021, we submitted a formal protest of the findings of the IRS examiner and requested an appeal hearing.

At the conclusion of the hearing that occurred in May 2022, we agreed to accept a settlement offer from the IRS in the amount of approximately $7.9 million, before interest, which was approximately 42% of the total of our claims. As a result, during the three-month period ended July 31, 2022, we made an unfavorable adjustment to income tax expense for Fiscal 2023 in the amount of $6.2 million.

In a manner similar to the process described above, we completed a detailed review of the activities of our engineering staff on major EPC services projects in order to identify and quantify the amounts of research and development tax credits that may have been available to reduce federal income taxes for Fiscal 2022 and Fiscal 2021. As a result, we filed amended federal income tax returns for those years, including research and development tax credits in the total amount of $5.8 million. Based on our judgment, the amount of income tax benefits related to these identified research and development income tax credits that we assessed as not meeting the threshold criteria for accounting recognition was approximately $2.4 million. Subsequent to January 31, 2023, we obtained an insurance policy covering our tax position in the event that we would suffer a loss related to our research and development claims.

Deferred Tax Assets and Liabilities

Our consolidated balance sheet as of January 31, 2023 includes net deferred tax assets in the amount of approximately $3.7 million. The components of our deferred taxes are presented in Note 13 to the accompanying consolidated financial statements. These amounts reflect differences in the periods in which certain transactions are recognized for financial and income tax reporting purposes.

We consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized on a jurisdiction-by-jurisdiction basis. Our ability to realize our deferred tax assets, including those related to the past NOLs incurred in the U.K. (that applicable income tax rules will allow us to use in order to offset future amounts of applicable taxable income), depends primarily upon the generation of sufficient future taxable income to allow for the realization of our deductible temporary differences. If such estimates and assumptions regarding income amounts change in the future, we may be required to record additional valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in our consolidated statement of earnings. During Fiscal 2020, a valuation allowance in the amount of $7.1 million was established against the deferred tax asset amount created by the NOL of APC’s subsidiary in the U.K. (“APC UK”) for Fiscal 2020. During Fiscal 2023, APC UK continued a turnaround of its operating results such that we believe it has a stable earnings history upon which APC UK can reliably forecast future profitable operations. Based on the forecast that rests on the belief that meaningful investments will be made in the power infrastructure of the U.K. for the foreseeable future, we now believe it is more likely than not that a certain portion of the deferred tax asset will be realized. Accordingly, we reversed a portion of the corresponding allowance during Fiscal 2023 in the amount of $2.6 million.

A deferred tax asset in the amount of $8.3 million was recorded as of January 31, 2020 associated with the income tax benefit of our domestic NOL for Fiscal 2020 without any corresponding valuation allowance. Among other changes, the CARES Act re-established a carryback period for certain losses to five years. The NOLs eligible for carryback under the CARES Act include our domestic loss for Fiscal 2020, which was approximately $39.5 million. The carryback provided a favorable rate benefit for us as the loss, which was incurred in a year where the statutory federal tax rate was 21%, has been carried back to tax years where the tax rate was higher. The net amount of this additional income tax benefit, which we recorded in Fiscal 2021, was $4.4 million. We have made the appropriate filing with the IRS requesting carryback refunds of income taxes paid in prior years. With the enactment of the CARES Act, the asset amount, which totals $12.7 million, was moved to income taxes receivable representing a complete utilization of the NOL within one year of its occurrence. The IRS has not completed the processing of our refund request.

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

During Fiscal 2022, the significant legal matter described below, for which we had been providing regular disclosure in our filings, was settled.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of January 31, 2023, we had no outstanding borrowings under our financing arrangements with the Bank as amended (see Note 9 to the accompanying consolidated financial statements), which provide a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2024 and that charged interest at 30-day LIBOR plus 1.6% until March 6, 2023, when the Credit Agreement was amended to replace the interest pricing with SOFR plus 1.6% going forward.

During Fiscal 2023, Fiscal 2022 and Fiscal 2021, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk.

We maintain a substantial amount of our temporarily investable cash in certificates of deposit and in government money market funds (see Note 5 of the accompanying consolidated financial statements). As of January 31, 2023, the weighted average number of days until maturity for the short-term investments and money market funds was 302 days. The weighted average annual interest rate of our certificates of deposit of $149.8 million, which are classified as short-term investments, and the money market fund balance of $68.6 million was 2.97%. To illustrate the potential impact of changes in interest rates on our results of operations, we present the following hypothetical analysis, which assumes that our consolidated balance sheet as of January 31, 2023 remains constant, and no further actions are taken to alter our existing interest rate sensitivity, including reinvestments. As the blended weighted average interest rate was 2.97% at January 31, 2023, the largest decrease in the interest rates presented below is 297 basis points (dollars in thousands).

	Increase (Decrease) in	Increase (Decrease) in	Net Increase (Decrease) in
Basis Point Change	Interest Income	Interest Expense	Income (Pre-Tax)
Up 300 basis points	$2,632	$—	$2,632
Up 200 basis points	1,754	—	1,754
Up 100 basis points	877	—	877
Down 100 basis points	(877)	—	(877)
Down 200 basis points	(1,685)	—	(1,685)
Down 297 basis points	(2,448)	—	(2,448)

With the consolidation of APC, we are subject to the effects of translating the financial statements of APC from its functional currency (Euros) into our reporting currency (U.S. dollars). For example, the amounts of cash, revenues and backlog reported for APC in our consolidated financial statements declined during Fiscal 2023 as the Euro has depreciated versus the U.S. dollar. The effects of translation are recognized in accumulated other comprehensive loss, which is net of tax when applicable. APC remeasures transactions and subsidiary financial statements denominated in local currencies to Euros. Gains and losses on the remeasurements are recorded in the other income line of our consolidated statement of earnings.

In the “Risk Factors” section of this 2023 Annual Report (see Item 1A), we have included discussion of the risks to our fixed price contracts if actual contract costs rise above the estimated amounts of such costs that support corresponding contract prices. Identified as factors that could cause contract cost overruns, project delays or other unfavorable effects on our contracts, among other circumstances and events, are delays in the scheduled deliveries of machinery and equipment ordered by us or project owners, unforeseen inflationary increases in the costs of labor, warranties, raw materials, components or equipment or the failure or inability to obtain resources when needed.

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

Our operations have been challenged by the well-publicized global supply chain disruptions. While the management of the risks associated with the inability to obtain machinery, equipment and other materials when needed continues to require our best efforts, we are concerned that the supply chain uncertainties may be impacting project owners’ confidence in commencing new work which may adversely affect our expected levels of revenues until the supply chain disruptions further dissipate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to the Consolidated Financial Statements on page 55 of this 2023 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Attached as exhibits to this 2023 Annual Report are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and a reference to the report of Grant Thornton LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting. This section should be read in conjunction with the certifications and the report of Grant Thornton LLP for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the year covered by this 2023 Annual Report. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this 2023 Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, which is separately evaluated on an annual basis for purposes of providing the management report that is set forth below.

Based on the controls evaluation, our CEO and CFO have concluded that, as of the end of the year covered by this 2023 Annual Report, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to Argan and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

Management assessed our internal control over financial reporting as of January 31, 2023, the end of the fiscal year, based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of January 31, 2023 has been audited by Grant Thornton LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this 2023 Annual Report, as stated in their reports which appear with our accompanying consolidated financial statements.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

The information required by the items of the 2023 Annual Report, Part III, that are identified below will be incorporated by reference to our 2023 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS.

(a)	Financial Statements: Our consolidated financial statements together with the report of our independent registered public accounting firm on those consolidated financial statements are filed as part of this 2023 Annual Report.
(b)	Financial Statement Schedules: We have omitted all financial statement schedules because they are not applicable or not in amounts sufficient to require submission or because we have included the necessary information in our consolidated financial statements or related notes.
(c)	Exhibits: The following exhibits are filed as part of this 2023 Annual Report:

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on April 10, 2019.

3.2	Bylaws. Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on April 15, 2009.

4	Description of Registrant’s Securities. Incorporated by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K filed on April 14, 2020.

10.1	Argan, Inc. 2011 Stock Plan (Revised as of 4-10-18). Incorporated by reference to the Registrant’s Proxy Statement filed on Schedule 14A on May 7, 2018. (b)

10.2	Argan, Inc. 2020 Stock Plan. Incorporated by reference to the Registrant’s Proxy Statement filed on Schedule 14A on May 6, 2020. (b)

10.3

Third Amended and Restated Employment Agreement, dated November 15, 2019, by and among Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, Inc., Gemma Power Hartford, LLC, Gemma Renewable Power, LLC, Gemma Power Operations, LLC and William F. Griffin, Jr. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 10, 2019. (b)

10.4

Employment Agreement, dated November 15, 2019, by and among Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, Inc., Gemma Power Hartford, LLC, Gemma Renewable Power, LLC, Gemma Power Operations, LLC and Charles Collins IV. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on December 10, 2019. (b)

10.5

Amended and Restated Replacement Credit Agreement, dated May 15, 2017, among Argan, Inc. and certain subsidiaries of Argan, Inc., as borrowers, and Bank of America, N.A., as the lender. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2017.

10.6

First Amendment to the Amended and Restated Replacement Credit Agreement, dated April 30, 2021, among Argan, Inc. and certain subsidiaries of Argan, Inc., as borrowers, and Bank of America, N.A., as the lender. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2021.

10.7

Second Amendment to the Amended and Restated Replacement Credit Agreement, dated March 6, 2023, among Argan, Inc. and certain subsidiaries of Argan, Inc., as borrowers, and Bank of America, N.A., as the lender. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2023.

10.8

Deferred Compensation Plan, adopted by Gemma Power Systems, LLC, effective as of April 6, 2017. Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K filed on April 11, 2017. (b)

Exhibit No.	Description

10.9

Amendment No. 2020-1 to the Gemma Power Systems, LLC Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 9, 2020. (b)

10.10

Retirement Agreement, dated as of August 16, 2022, by and between Argan, Inc. and Rainer H. Bosselmann. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2022. (b)

10.11

Employment Agreement dated as of October 13, 2015 by and between Argan, Inc. and David H. Watson. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 10, 2015. (b)

10.12

Employment Agreement, dated September 8, 2022, by and between Argan, Inc. and David H. Watson. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on September 8, 2022 (replaced the Employment Agreement included as Exhibit 10.11). (b)

10.13

Employment Agreement, dated September 8, 2022, by and between Argan, Inc. and Richard H. Deily. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on September 8, 2022. (b)

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

(a)    Filed herewith.

(b) Management contract or compensatory plan, contract or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

April 17, 2023	By:	/s/ Richard H. Deily
Richard H. Deily
Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David H. Watson	President and Chief Executive Officer, Director	April 17, 2023
David H. Watson	(Principal Executive Officer)

/s/ William F. Leimkuhler	Chairman of the Board of Directors	April 17, 2023
William F. Leimkuhler

/s/ Rainer H. Bosselmann	Director	April 17, 2023
Rainer H. Bosselmann

/s/ Cynthia A. Flanders	Director	April 17, 2023
Cynthia A. Flanders

/s/ Peter W. Getsinger	Director	April 17, 2023
Peter W. Getsinger

/s/ William F. Griffin	Director	April 17, 2023
William F. Griffin

/s/ John R. Jeffrey	Director	April 17, 2023
John R. Jeffrey

/s/ Mano Koilpillai	Director	April 17, 2023
Mano Koilpillai

/s/ W. G. Champion Mitchell	Director	April 17, 2023
W. G. Champion Mitchell

/s/ James W. Quinn	Director	April 17, 2023
James W. Quinn

ARGAN, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

The following financial statements (including the notes thereto and the Reports of Independent Registered Public Accounting Firm with respect thereto), are filed as part of this 2023 Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Argan, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2023 and 2022, the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 17, 2023 expressed an unqualified opinion.

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

Revenue recognition for fixed-price contracts

As described in Notes 1 and 4 to the consolidated financial statements, the Company recognizes revenues for fixed-price contracts over time using a cost-to-cost input method in which the extent of progress is measured based on the ratio of costs incurred to date to the total estimated costs at completion. In addition, the revenue recognition process requires the Company to determine the transaction price representing the amount of consideration to which the Company expects to be entitled, which can require estimation of variable consideration related to matters surrounding change orders, claims, bonuses and penalties.

The principal consideration for our determination that revenue recognition for fixed-price contracts is a critical audit matter is that the estimation of total costs at completion and of the total transaction price is subject to considerable management judgment which can be challenging, subjective and complex to audit. In addition, future results may vary significantly from past estimates due to changes in facts and circumstances.

Our audit procedures related to the auditing of fixed-price contract revenues included, among others:

●	We evaluated the design and tested the operating effectiveness of internal controls over the estimation process that affects estimates of variable consideration and costs to complete utilized in the estimation process in determining revenue on fixed-price contracts.
●	We tested a sample of revenue recognized on fixed-price contracts and inspected contract agreements, related amendments, and change orders. We also tested underlying contractual and financial data for completeness and accuracy. In addition, we tested estimates to complete by evaluating significant assumptions, taking into account the stage of the Company’s progress towards completion of the subject project.
●	We agreed a sample of costs charged to contracts to supporting documentation and recalculated revenues recognized based on the percentage of completion. We also attended a sample of monthly project review meetings, and, where applicable, obtained supporting documentation for estimates of project contingencies impacting both estimates to complete and the transaction price. In addition, we performed retrospective review procedures for a sample of revenue contracts to compare management’s estimated margins in prior year to the current year margins in order to assess management’s ability to estimate the transaction price and costs to complete.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

Arlington, Virginia
April 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Argan, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 31, 2023, and our report dated April 17, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Arlington, Virginia
April 17, 2023

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE YEARS ENDED JANUARY 31,

(In thousands, except per share data)

	2023	2022	2021
REVENUES	$455,040	$509,370	$392,206
Cost of revenues	368,679	409,638	330,139
GROSS PROFIT	86,361	99,732	62,067
Selling, general and administrative expenses	44,692	47,321	39,041
Impairment loss	—	7,901	—
INCOME FROM OPERATIONS	41,669	44,510	23,026
Other income, net	4,331	2,552	1,859
INCOME BEFORE INCOME TAXES	46,000	47,062	24,885
Income tax expense	11,296	11,356	1,074
NET INCOME	34,704	35,706	23,811
Net income (loss) attributable to non-controlling interest	1,606	(2,538)	(40)
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	33,098	38,244	23,851
Foreign currency translation adjustments	(425)	(1,370)	35
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$32,673	$36,874	$23,886

NET INCOME PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$2.35	$2.43	$1.52
Diluted	$2.33	$2.40	$1.51

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	14,083	15,715	15,668
Diluted	14,176	15,913	15,825

CASH DIVIDENDS PER SHARE	$1.00	$1.00	$3.00

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31,

(Dollars in thousands, except per share data)

	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$173,947	$350,472
Short-term investments	151,511	90,026
Accounts receivable, net	50,132	26,978
Contract assets	24,778	4,904
Other current assets	38,334	34,904
TOTAL CURRENT ASSETS	438,702	507,284
Property, plant and equipment, net	10,430	10,460
Goodwill	28,033	28,033
Other purchased intangible assets, net	2,609	3,322
Deferred taxes, net	3,689	457
Right-of-use and other assets	6,024	4,029
TOTAL ASSETS	$489,487	$553,585

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$56,375	$41,822
Accrued expenses	49,867	53,315
Contract liabilities	96,261	127,890
TOTAL CURRENT LIABILITIES	202,503	223,027
Noncurrent liabilities	6,087	4,963
TOTAL LIABILITIES	208,590	227,990

COMMITMENTS AND CONTINGENCIES (see Notes 10 and 11)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 15,828,289 and 15,788,673 shares issued at January 31, 2023 and 2022, respectively; 13,441,590 and 15,257,688 shares outstanding at January 31, 2023 and 2022, respectively	2,374	2,368
Additional paid-in capital	162,208	158,190
Retained earnings	207,832	188,690
Less treasury stock, at cost – 2,386,699 and 530,985 shares at January 31, 2023 and 2022, respectively	(88,641)	(20,405)
Accumulated other comprehensive loss	(2,876)	(2,451)
TOTAL STOCKHOLDERS’ EQUITY	280,897	326,392
Non-controlling interest	—	(797)
TOTAL EQUITY	280,897	325,595
TOTAL LIABILITIES AND EQUITY	$489,487	$553,585

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2023, 2022 AND 2021

(Dollars in thousands)

	Common Stock		Additional			Accumulated
	Outstanding	Par	Paid-in	Retained	Treasury	Other Comprehensive	Non-controlling	Total
	Shares	Value	Capital	Earnings	Stock	Loss	Interest	Equity
Balances, February 1, 2020	15,634,969	$2,346	$148,746	$189,306	$(33)	$(1,116)	$1,781	$341,030
Net income (loss)	—	—	—	23,851	—	—	(40)	23,811
Foreign currency translation gain	—	—	—	—	—	35	—	35
Stock compensation expense	—	—	2,938	—	—	—	—	2,938
Stock option exercises	68,000	10	1,631	—	—	—	—	1,641
Cash dividends	—	—	—	(47,047)	—	—	—	(47,047)

Balances, January 31, 2021	15,702,969	2,356	153,315	166,110	(33)	(1,081)	1,741	322,408
Net income (loss)	—	—	—	38,244	—	—	(2,538)	35,706
Foreign currency translation loss	—	—	—	—	—	(1,370)	—	(1,370)
Stock compensation expense	—	—	3,459	—	—	—	—	3,459
Stock option exercises	82,471	12	1,416	—	—	—	—	1,428
Common stock repurchases	(527,752)	—	—	—	(20,372)	—	—	(20,372)
Cash dividends	—	—	—	(15,664)	—	—	—	(15,664)

Balances, January 31, 2022	15,257,688	2,368	158,190	188,690	(20,405)	(2,451)	(797)	325,595
Net income	—	—	—	33,098	—	—	1,606	34,704
Foreign currency translation loss	—	—	—	—	—	(425)	—	(425)
Stock compensation expense	—	—	3,958	—	—	—	—	3,958
Stock option exercises and other share-based award settlements	39,616	6	60	—	—	—	—	66
Common stock repurchases	(1,855,714)	—	—	—	(68,236)	—	—	(68,236)
Cash dividends	—	—	—	(13,956)	—	—	—	(13,956)
Distribution to non-controlling interest	—	—	—	—	—	—	(677)	(677)
Deconsolidation of VIE	—	—	—	—	—	—	(132)	(132)

Balances, January 31, 2023	13,441,590	$2,374	$162,208	$207,832	$(88,641)	$(2,876)	$—	$280,897

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31,

(Dollars in thousands)

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,704	$35,706	$23,811
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Stock compensation expense	3,958	3,459	2,938
Depreciation	2,983	3,367	3,715
Deferred income tax (benefit) expense	(3,232)	(208)	7,645
Lease expense	2,554	3,391	1,820
Changes in accrued interest on short-term investments	(1,735)	29	444
Equity in (income) loss of solar energy investments	(1,113)	466	—
Amortization of purchased intangible assets	732	870	904
Provisions for credit losses	92	2,381	16
Impairment loss	—	7,901	—
Other	7	(71)	181
Changes in operating assets and liabilities
Accounts receivable	(23,246)	(480)	8,463
Contract assets	(19,874)	21,741	6,744
Other assets	(3,346)	(241)	(11,467)
Accounts payable and accrued expenses	9,084	(5,742)	31,442
Contract liabilities	(31,629)	(44,154)	99,357
Net cash (used in) provided by operating activities	(30,061)	28,415	176,013

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(249,750)	(90,000)	(100,000)
Maturities of short-term investments	190,000	90,000	170,000
Purchases of property, plant and equipment	(3,372)	(1,422)	(1,697)
Investments in solar energy projects	—	(5,016)	(1,333)
Acquisition of Lee Telecom, Inc.	—	(600)	—
Net cash (used in) provided by investing activities	(63,122)	(7,038)	66,970

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchases	(68,236)	(20,372)	—
Payments of cash dividends	(13,956)	(15,664)	(47,047)
Distribution to non-controlling interest	(677)	—	—
Proceeds from the exercise of stock options	66	1,428	1,641
Net cash used in financing activities	(82,803)	(34,608)	(45,406)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(539)	(2,968)	1,731
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(176,525)	(16,199)	199,308
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	350,472	366,671	167,363
CASH AND CASH EQUIVALENTS, END OF PERIOD	$173,947	$350,472	$366,671

SUPPLEMENTAL CASH FLOW INFORMATION (see Notes 10 and 13)

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023, 2022 AND 2021

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

Through GPS and APC, the Company provides a full range of engineering, procurement, construction, commissioning, maintenance, project development and technical consulting services to the power generation market, including the renewable energy sector. The wide range of customers includes primarily independent power producers, public utilities, power plant equipment suppliers and other commercial firms with significant power requirements with projects located in the United States (the “U.S.”), the Republic of Ireland (“Ireland”) and the United Kingdom (the “U.K.”). GPS and APC represent the Company’s power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides primarily on-site services that support new plant construction and additions, maintenance turnarounds, shutdowns and emergency mobilizations for industrial operations primarily located in the Southeast region of the U.S. and that may include the fabrication, delivery and installation of steel components such as piping systems and pressure vessels. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region of the U.S.

Basis of Presentation and Significant Accounting Policies

The Company’s fiscal year ends on January 31 of each year. The consolidated financial statements include the accounts of Argan, its wholly owned subsidiaries, and its controlled variable interest entity (“VIE”) prior to its deconsolidation in the fourth quarter of the year ended January 31, 2023 (see Note 3). All significant inter-company balances and transactions have been eliminated in consolidation. In Note 17, the Company has provided certain financial information relating to the operating results and assets of its reportable segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions.

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

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation. Such assets acquired in a business combination are initially included in the Company’s consolidated balance sheet at fair values. The Company capitalizes the power plant project development costs incurred by consolidated variable interest entities. Depreciation amounts are determined using the straight-line method over the estimated useful lives of the assets, other than land, which are generally from five to thirty-nine years. Building and leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the related asset or the lease term, as applicable. The costs of maintenance and repairs are expensed as incurred and major improvements are capitalized. When an asset is sold or retired, the cost and related accumulated depreciation amounts are removed from the accounts and the resulting gain or loss is included in earnings.

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

Predominantly all of the Company’s fixed-price contracts are considered to have a single performance obligation. Although multiple promises to transfer individual goods or services may exist, they are not typically distinct within the context of such contracts because contract promises included therein are interrelated or the contracts require the Company to perform critical integration so that the customer receives a completed project. Warranties provided under the Company’s contracts with customers are assurance-type primarily and are recorded as the corresponding contract work is performed.

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

The Company’s timing of revenues recognition may not be consistent with its rights to bill and collect cash from project owners and other customers. Most contracts require payments as the corresponding work progresses that are determined in the manner described therein. Those rights are generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of work or when services are performed. On most of our large contracts, milestone billings that occur early in the corresponding contract terms typically are made in advance of certain significant and related costs being incurred. This results in typically larger contract liability balances early in contract lives that decline over the terms of the corresponding contracts. During the fiscal year ended January 31, 2023, there were no unusual or one-time adjustments to contract liabilities.

The balances of the Company’s accounts receivable represent amounts billed to customers that have yet to be collected and represent an unconditional right to cash from its customers. Contract assets include amounts that represent the rights to receive payment for goods or services that have been transferred to the customer, with the rights conditional upon something other than the passage of time. Contract liabilities include amounts that reflect obligations to provide goods or services for which payment has been received. The amounts of revenues recognized during the years ended January 31, 2023 (“Fiscal 2023”) and 2022 (“Fiscal 2022”) that were included in the balances of contract liabilities as of January 31, 2022 and 2021, were approximately $131.0 million and $67.4 million, respectively.

Contract retentions are billed amounts which, pursuant to the terms of the applicable contract, are not paid by customers until a defined phase of a contract or project has been completed and accepted. These retained amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. Retention amounts and the length of retention periods may vary. Retainage amounts related to active contracts are considered current regardless of the term of the applicable contract; such amounts are generally collected by the completion of the applicable contract. The amounts retained by project owners and other customers under construction contracts at January 31, 2023, and 2022 were $49.1 million and $40.4 million, respectively.

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

Share-Based Payments – The Company measures and recognizes compensation expense for all stock-based awards granted to employees and directors based upon estimates of fair value determined at the grant date of the award. The compensation expense for each stock option is recognized on a straight-line basis over the corresponding vesting period which is typically three years. The fair value amounts associated with restricted stock unit awards, which are determined on the dates of award, are being recorded in stock compensation expense over the three-year contractual lapsing periods for the corresponding restrictions. Forfeitures are recognized when they occur. Share-based compensation expense is included in selling, general and administrative expenses.

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

Foreign Currency Translation – The accompanying consolidated financial statements are presented in the currency of the United States (“U.S. Dollars”). The effects of translating the financial statements of APC from its functional currency (Euros) into the Company’s reporting currency (U.S. Dollars) are recognized as translation adjustments in accumulated other comprehensive loss. There are no applicable income taxes. The translation of assets and liabilities to U.S. Dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of earnings amounts is made monthly based generally on the average currency exchange rate for the month. Net foreign currency transaction gains and losses are included in other income, net, in the consolidated statements of earnings. For Fiscal 2023, Fiscal 2022 and the year ended January 31, 2021 (“Fiscal 2021”), such amounts were not material.

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements that have not yet been adopted that the Company considers material to its consolidated financial statements.

NOTE 3 – VARIABLE INTEREST ENTITY

In January 2018, the Company was deemed to be the primary beneficiary of the VIE that was performing the project development activities related to the planned construction of a new natural gas-fired power plant. Consideration for the Company’s engineering and financial support provided to the project included the right to build the power plant pursuant to a turnkey engineering, procurement and construction (“EPC”) services contract that was negotiated and announced.

In the fourth quarter of Fiscal 2023, the Company was deemed to no longer be the primary beneficiary of the VIE, and accordingly the VIE was deconsolidated. Prior to deconsolidation, the account balances of the VIE had been included in the Company’s consolidated financial statements, including capitalized development costs that were included in property, plant and equipment.

GPS had provided financing for development efforts pursuant to loans made to the VIE. The project owner was unable to obtain the necessary equity financing for the project, and GPS ceased providing project development funding. During the fourth quarter of Fiscal 2022, the Company recorded an impairment loss related to the capitalized development costs of this project in the amount of $7.9 million, of which $2.5 million was attributed to the non-controlling interest. In March 2022, the project owner publicly announced the cancellation of this power plant project. In December 2022, prior to deconsolidation, the VIE settled on amounts owed for certain impaired development costs and recognized a gain of $1.6 million recorded in selling, general and administrative expenses, all of which was attributed to the non-controlling interest. The VIE distributed $0.7 million to the non-controlling interest. Subsequent to deconsolidation, the VIE provided payment to GPS of $0.4 million for previously written off promissory notes. This loss reversal is included in selling, general and administrative expenses in the consolidated statements of earnings.

NOTE 4 – REVENUES FROM CONTRACTS WITH CUSTOMERS

Variable Consideration

Amounts for contract variations for which the Company has project-owner directive for additional work or other scope change, but not for the price associated with the corresponding additional effort, are included in the transaction price when it is considered probable that the applicable costs will be recovered through a modification to the contract price. The effects of any revision to a transaction price can be determined at any time and they could be material. The Company includes in the corresponding transaction price an estimate of the amount that it expects to receive from a claim based on management’s judgement regarding all reasonably available information. Once a final amount has been determined, the transaction price may be revised again to reflect the final resolution. At January 31, 2023 and 2022, the aggregate amounts of such contract variations included in the transaction prices that were still pending customer acceptance were $11.6 million and $7.5 million, respectively. Variations related to the Company’s contracts typically represent modifications to the existing contracts and performance obligations and do not represent new performance obligations. Actual costs related to any changes in the scope of the corresponding contract are expensed as they are incurred. Changes to total estimated contract costs and losses, if any, are reflected in operating results for the period in which they are determined.

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

Remaining Unsatisfied Performance Obligations (“RUPO”)

Substantially all of the Company’s customer contracts include the right for customers to terminate contracts for convenience. Current accounting guidance indicates that the value of future work that companies are contractually obligated to perform pursuant to active customer contracts should not be included in the disclosure of RUPO when the corresponding contracts include termination for convenience clauses without substantial penalties accruing to the customers upon such terminations. In the application of this guidance, management assesses whether the nature of the work being performed under contract is largely service-based and repetitive and should be considered a succession of one-month contracts for the duration of the identified term of the contract. Predominantly, the Company’s customers contract with the Company to construct assets, to fabricate materials or to perform emergency maintenance or outage services where management believes a substantial penalty or cost would be incurred upon a termination for convenience. Management believes that in substantially all cases, there would be substantial costs incurred by a customer if it terminated a contract with the Company for convenience including the costs of terminating subcontracts, canceling purchase orders and returning or otherwise disposing of delivered materials and equipment. The value of RUPO on customer contracts represents an amount based on contracts or orders received from customers that the Company believes are firm and where the parties are acting in accordance with their respective obligations.

RUPO may differ from disclosed amounts of project backlog. As project backlog includes amounts of revenues that the Company expects to recognize in the future under its EPC and other construction services contracts, RUPO represents the unrecognized revenue value of these types of active contracts with customers as determined under the revenue recognition rules of U.S. GAAP. The Company believes that its reported RUPO amount as of January 31, 2023 related to current contracts is firm. The cancellation or termination of contracts for the convenience of customers has not had a material adverse effect on our consolidated financial statements.

At January 31, 2023, the Company had RUPO of $0.8 billion. The largest portion of RUPO at any date usually relates to EPC services and other construction contracts with typical performance durations of one to three years. However, the length of certain significant construction projects may exceed three years. The Company estimates that approximately 54% of the RUPO amount at January 31, 2023 will be included in the amount of consolidated revenues that will be recognized during the year ending January 31, 2024 (“Fiscal 2024”). Most of the remaining amount of the RUPO amount at January 31, 2023 is expected to be recognized in revenues during the fiscal years ending January 31, 2025 (“Fiscal 2025”) and 2026 (“Fiscal 2026”).

It is important to note that estimates may be changed in the future and that cancellations, deferrals or scope adjustments may occur related to work included in the amount of RUPO at January 31, 2023. Accordingly, RUPO may be adjusted to reflect project delays and cancellations, revisions to project scope and cost and foreign currency exchange fluctuations, or to revise estimates, as effects become known. Such adjustments to RUPO may materially reduce future revenues below Company estimates.

Disaggregation of Revenues

The following table presents consolidated revenues for Fiscal 2023, Fiscal 2022 and Fiscal 2021, disaggregated by the geographic area where the corresponding projects were located:

	2023	2022	2021
United States	$328,850	$456,211	$340,615
Republic of Ireland	68,242	35,044	13,638
United Kingdom	57,948	17,521	37,836
Other	—	594	117
Consolidated Revenues	$455,040	$509,370	$392,206

Revenues for projects located in Ireland and the U.K. are attributed to the power industry services segment. The major portions of the Company’s consolidated revenues are recognized pursuant to fixed-price contracts with most of the remaining portions earned pursuant to time-and-material contracts. Consolidated revenues are disaggregated by reportable segment in Note 17 to the consolidated financial statements.

NOTE 5 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At January 31, 2023 and 2022, certain amounts of cash equivalents were invested in money market funds with net assets invested in high-quality money market instruments. Such investments include U.S. Treasury obligations; obligations of U.S. government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by U.S. government obligations. The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Short-term investments as of January 31, 2023 and 2022 consisted solely of certificates of deposit purchased from Bank of America (the “Bank”) with weighted average initial maturities of less than one year (the “CDs”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest. At January 31, 2023 and 2022, the weighted average annual interest rates of the outstanding CDs were 2.5% and 0.1%, respectively.

Dividend income related to our money market investments and interest income on CDs is recorded when earned. Together, the amounts represent the major portions of the net amount of other income except in Fiscal 2022 where other income recorded by APC related to COVID-19 and research and development cost reimbursement payments received from the Irish and U.K. governments totaled approximately $2.8 million.

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

NOTE 6 – ACCOUNTS RECEIVABLE

The Company generally extends credit to a customer based on an evaluation of the customer’s financial condition without requiring tangible collateral. Typically, invoices presented to domestic owners of EPC projects are paid within the same month as the billing. Customer payments on other construction, fabrication and field service contracts are generally due within 30 to 60 days of billing, depending on the negotiated terms of the corresponding contract. Exposure to losses on accounts and notes receivable is expected to differ due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and may establish an allowance for credit losses based on management’s estimate of the loss that is expected to occur over the remaining life of the particular financial asset. For Fiscal 2022, the amount of the provision for credit losses expected by management was $2.4 million. The amounts of the provision for credit losses for Fiscal 2023 and Fiscal 2021 were insignificant. The amounts of the allowance for credit losses as of January 31, 2023 and 2022, were $1.9 million and $2.4 million, respectively.

NOTE 7 – PURCHASED INTANGIBLE ASSETS

The Company used a qualitative approach to assess the goodwill of the GPS reporting unit, which is included in the power industry services segment, as of November 1, 2022 and 2021. At each date, the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded the corresponding carrying value by a substantial margin. Therefore, completion of the quantitative impairment assessment was considered to be unnecessary in each case.

Similarly, the Company used a qualitative approach to assess the goodwill of the TRC reporting unit, which represents the industrial fabrication and field services segment, as of November 1, 2022 and concluded that it was more likely than not that the fair value of the reporting unit exceeded the corresponding carrying value by a substantial margin. Therefore, the completion of the quantitative impairment assessment was considered to be unnecessary. The Company performed a goodwill impairment assessment for the reporting unit as of November 1, 2021 with the assistance of a professional business valuation firm. It was determined that the fair value exceeded the corresponding carrying value at the assessment date; accordingly, there was no impairment loss recorded as of that date.

During Fiscal 2022, the Company completed the acquisition of Lee Telecom, Inc. (“LTI”), which is located in Hampton, Virginia. The results of operations of LTI are included in the Company’s telecommunications infrastructure services segment. The acquisition represented a purchase of the assets of LTI, for which the Company paid $0.6 million cash, including customer contracts and goodwill.

The changes in the balances of the Company’s goodwill by reportable segment for Fiscal 2023 and Fiscal 2022 were as follows:

	Power	Industrial	Telecom
	Services	Services	Services	Totals
Goodwill as of February 1, 2021	$18,476	$9,467	$—	$27,943
Impairment losses	—	—	—	—
Acquisition of LTI	—	—	90	90
Goodwill as of January 31, 2022	18,476	9,467	90	28,033
Impairment losses	—	—	—	—
Goodwill as of January 31, 2023	$18,476	$9,467	$90	$28,033

Balances, January 31, 2023:
Goodwill	$22,525	$14,365	$90	$36,980
Accumulated impairment losses	(4,049)	(4,898)	—	(8,947)
Goodwill as of January 31, 2023	$18,476	$9,467	$90	$28,033

As of January 31, 2023, the accumulated impairment losses for the power industry services segment relate solely to the APC reporting unit.

For income tax reporting purposes, goodwill related to acquisitions in the approximate amount of $16.5 million is being amortized on a straight-line basis over periods of 15 years. The other amounts of the Company’s goodwill are not amortizable for income tax reporting purposes.

Purchased intangible assets, other than goodwill, consisted of the following elements as of January 31, 2023 and 2022:

		January 31, 2023			January 31, 2022
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Amounts	Amortization	Amounts	Amounts	Amortization	Amounts

Trade names	15 years	$4,499	$2,150	$2,349	$8,142	$5,492	$2,650
Process certifications	7 years	1,897	1,897	—	1,897	1,671	226
Customer relationships	10 years	916	656	260	916	565	351
Customer contracts	< 1 year	114	114	—	95	—	95
Totals		$7,426	$4,817	$2,609	$11,050	$7,728	$3,322

The Company determined the fair values of the trade names using a relief-from-royalty methodology. The amounts related to the trade name that become fully amortized during Fiscal 2023 was removed from the table. The Company believes that the useful life of the remaining trade name represents the remaining number of years that such intangible asset is expected to contribute to future cash flows. In order to value the process certifications, the Company applied a reproduction cost method that required the estimation of the costs to replace the assets with certifications that would have the same functionality or utility as the acquired assets. The fair value of the customer relationships was determined at the time of the acquisition by discounting cash flows expected from existing significant customer relationships. Other than the addition to customer contracts related to the acquisition of LTI, there were no additions to other purchased intangible assets during Fiscal 2023 or Fiscal 2022. In addition, there were no impairment losses related to the assets for Fiscal 2023, Fiscal 2022 or Fiscal 2021. Amortization expense related to purchased intangible assets for Fiscal 2023, Fiscal 2022 and Fiscal 2021 were $0.7 million, $0.9 million and $0.9 million, respectively.

The future amounts of amortization related to purchased intangibles are presented below for the years ending January 31,

2024	$391
2025	392
2026	376
2027	300
2028	300
Thereafter	850
Total	$2,609

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following at January 31, 2023 and 2022:

	2023	2022
Land and improvements	$863	$863
Building and improvements	7,558	5,763
Furniture, machinery and equipment	17,219	18,924
Trucks, trailers and other vehicles	6,042	5,895
	31,682	31,445
Less - accumulated depreciation	21,252	20,985
Property, plant and equipment, net	$10,430	$10,460

The following table presents property, plant and equipment, net, disaggregated by geographic area as of January 31, 2023 and 2022:

	2023	2022
United States	$8,522	$9,495
Republic of Ireland	1,614	647
United Kingdom	294	318
Property, plant and equipment, net	$10,430	$10,460

Depreciation for property, plant and equipment was $3.0 million, $3.4 million and $3.7 million for Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively, which amounts were charged substantially to selling, general and administrative expenses in each year. The costs of maintenance and repairs were $2.4 million, $2.1 million and $1.9 million for Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively, which amounts were charged substantially to selling, general and administrative expenses each year as well.

NOTE 9 – FINANCING ARRANGEMENTS

During April 2021, the Company amended its Amended and Restated Replacement Credit Agreement with the Bank (the “Credit Agreement”). The amendment extended the expiration date of the Credit Agreement to May 31, 2024 and reduced the borrowing rate. The Credit Agreement includes the following features, among others: a lending commitment of $50.0 million including a revolving loan with interest at the 30-day LIBOR plus 1.6% (reduced from 2.0%), and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions. Subsequent to January 31, 2023, the Company entered into the Second Amendment to the Credit Agreement with the Bank (see Note 19).

The Company may also use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business as defined in the Credit Agreement. At January 31, 2023, the Company did not have any borrowings outstanding under the Credit Agreement. However, the Bank has issued letters of credit in the total outstanding amount of $8.8 million at January 31, 2023, in support of the activities of APC under existing customer contracts.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of January 31, 2023, the Company was in compliance with the covenants of the Credit Agreement.

NOTE 10 – COMMITMENTS

Leases

The Company’s leases are primarily operating leases that cover office space, expiring on various dates through December 2031, and certain equipment used by the Company in the performance of its construction services contracts. Some of these equipment leases may be embedded in broader agreements with subcontractors or construction equipment suppliers. The Company has no material finance leases. None of the operating leases includes significant amounts for incentives, rent holidays or price escalations. Under certain leases, the Company is obligated to pay property taxes, insurance, and maintenance costs. For leases that contain both lease and non-lease components, fixed and variable payments are allocated to each component relative to observable or estimated standalone prices.

Operating lease right-of-use assets and associated lease liabilities are recorded in the balance sheet at the lease commencement date based on the present value of future minimum lease payments to be made over the expected lease term. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate at the commencement date in determining the present value of future payments. The expected lease term includes any option to extend or to terminate the lease when it is reasonably certain the Company will exercise such option. Right-of-use assets at January 31, 2023 and 2022, were $4.8 million and $3.6 million, respectively.

Operating lease expense amounts are recorded on a straight-line basis over the expected lease terms. Operating lease expenses for Fiscal 2023, Fiscal 2022 and Fiscal 2021 were $2.6 million, $3.4 million and $1.8 million, respectively. Operating lease payments for Fiscal 2023, Fiscal 2022 and Fiscal 2021 were $2.6 million, $3.3 million and $2.0 million, respectively.

The following is a schedule of future minimum lease payments for the operating leases that were recognized in the consolidated balance sheet as of January 31, 2023:

Years Ending January 31,
2024	$1,653
2025	1,205
2026	999
2027	231
2028	213
Thereafter	816
Total lease payments	5,117
Less: imputed interest	335
Present value of lease payments	4,782
Less current portion (included in accrued expenses)	1,567
Non-current portion (included in noncurrent liabilities)	$3,215

For operating leases as of January 31, 2023, the weighted average lease term and weighted average discount rate was 58 months and 3.7%, respectively. For operating leases as of January 31, 2022, the weighted average lease term and weighted average discount rate was 46 months and 2.5%, respectively. The aggregate amounts of operating lease right-of-use assets added in exchange for lease obligations during Fiscal 2023, Fiscal 2022 and Fiscal 2021 were $3.7 million, $3.5 million and $3.0 million, respectively.

The Company also uses equipment and occupies other facilities under short-term rental agreements. The Company classifies as short-term leases any lease with an initial noncancellable term of twelve months or less that does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Rent expense amounts incurred under short-term rentals were $11.3 million, $9.6 million and $6.1 million for Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively. Right-of-use assets and lease liabilities related to short-term leases are excluded from the consolidated balance sheets.

Performance Bonds and Guarantees

In the normal course of business and for certain major projects, the Company may be required to obtain surety or performance bonding, to cause the issuance of letters of credit, or to provide parent company guarantees (or some combination thereof) in order to provide performance assurances to clients on behalf of its contractor subsidiaries. As these subsidiaries are wholly-owned, any actual liability is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. When sufficient information about claims on guaranteed or bonded projects would be available and monetary damages or other costs or losses would be determined to be probable, the Company would record such losses. Any such amounts that may be required to be paid in excess of the estimated costs to complete contracts in progress as of January 31, 2023 are not estimable. Surety bonds are considered to be prepaid costs and such costs are amortized to cost of revenues using the straight-line method over the term of the project.

As of January 31, 2023, the estimated amount of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, was approximately $0.6 billion. As of January 31, 2023, the outstanding amount of bonds covering other risks, including warranty obligations related to completed activities, was not material. Not all of our projects require bonding.

As of January 31, 2023, the Company had also provided a financial guarantee, subject to certain terms and conditions, in the amount of $3.6 million in support of certain business development efforts. A liability was established for the estimated loss related to this guarantee during Fiscal 2022.

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

Employee Benefit Plans

The Company maintains 401(k) savings plans pursuant to which the Company makes discretionary contributions for the eligible and participating employees. The Company’s expense amounts related to these defined contribution plans were approximately $2.7 million, $2.3 million and $1.9 million for Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively. The Company also maintains nonqualified plans whereunder the payments of certain amounts of incentive compensation earned by key employees are deferred for periods of four to seven years; payments are conditioned on continuous employment.

NOTE 11 – LEGAL CONTINGENCIES

In the normal course of business, the Company may have pending claims and legal proceedings. In the opinion of management, based on information available at this time, there are no current claims and proceedings that could have a material adverse effect on the consolidated financial statements as of January 31, 2023. During Fiscal 2022, GPS settled major litigation as described below.

In January 2019, GPS filed a lawsuit against Exelon West Medway II, LLC and Exelon Generation Company, LLC (together referred to as “Exelon”) in the U.S. District Court for the Southern District of New York for Exelon’s breach of contract and failure to remedy various conditions which negatively impacted the schedule and the costs associated with the construction by GPS of a gas-fired power plant for Exelon in Massachusetts. In March 2019, Exelon provided GPS with a notice intending to terminate the EPC contract under which GPS had been providing services to Exelon. At that time, the construction project was nearly complete and both of the power generation units included in the plant had successfully reached first fire. Nevertheless, and among other actions, Exelon provided contractual notice requiring GPS to vacate the construction site. Exelon asserted that GPS failed to fulfill certain obligations under the contract and was in default, withholding payments from GPS on invoices rendered to Exelon in accordance with the terms of the contract between the parties.

In September 2021, GPS reached a final settlement of all outstanding claims between the parties resulting in Exelon making a payment to GPS in the amount of $27.5 million, which was in excess of the previously reported total amount of receivables and contract assets. The excess amount was included in revenues for Fiscal 2022.

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

The features of the 2020 Plan are similar to those included in the 2011 Plan. Awards may include nonqualified stock options, incentive stock options, and restricted or unrestricted stock. The specific provisions for each award are documented in a written agreement between the Company and the awardee. All stock options awarded under Stock Plans have exercise prices per share at least equal to the market value per share of the Company’s common stock on the date of grant. Stock options have terms no longer than ten years. Typically, stock options are awarded with one-third of each stock option vesting on each of the first three anniversaries of the corresponding award date.

As of January 31, 2023, there were 1,938,219 shares of common stock reserved for issuance under the Stock Plans; this number includes 188,879 shares of common stock available for future awards under the 2020 Plan.

Stock Options

A summary of stock option activity under the Company’s approved Stock Plans for Fiscal 2023, Fiscal 2022 and Fiscal 2021, along with corresponding weighted average per share amounts, are presented below (shares in thousands):

			Weighted
			Average	Weighted
		Weighted	Remaining	Average
		Average Exercise	Contractual	Grant Date
	Shares	Price	Term (years)	Fair Value
Outstanding, February 1, 2020	1,271	$44.83	7.18	$11.06
Granted	242	$37.26
Exercised	(68)	$24.17
Forfeited	(40)	$57.44
Outstanding, January 31, 2021	1,405	$44.17	6.90	$10.39
Granted	67	$45.47
Exercised	(42)	$34.01
Forfeited	(25)	$54.28
Outstanding, January 31, 2022	1,405	$44.35	6.17	$10.31
Granted	73	$36.27
Exercised	(2)	$32.68
Forfeited	(36)	$48.70
Outstanding, January 31, 2023	1,440	$43.84	5.46	$10.11

Exercisable, January 31, 2022	1,110	$45.19	5.56	$10.98
Exercisable, January 31, 2023	1,246	$44.62	4.99	$10.56

The changes in the number of non-vested options to purchase shares of common stock for Fiscal 2023, Fiscal 2022 and Fiscal 2021, and the weighted average fair value per share for each number, are presented below (shares in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, February 1, 2020	448	$9.74
Granted	242	$6.53
Vested	(207)	$9.98
Forfeitures	(16)	$8.52
Non-vested, January 31, 2021	467	$8.01
Granted	67	$8.54
Vested	(231)	$8.46
Forfeitures	(8)	$7.05
Non-vested, January 31, 2022	295	$7.80
Granted	73	$7.19
Vested	(174)	$8.15
Forfeitures	—	$5.68
Non-vested, January 31, 2023	194	$7.27

The total intrinsic value amounts of the stock options exercised during Fiscal 2022 and Fiscal 2021 were $0.6 million and $1.5 million, respectively; the corresponding amount during Fiscal 2023 was insignificant. At January 31, 2023, the aggregate market value amounts of the shares of common stock subject to outstanding and exercisable stock options that were “in-the-money” exceeded the aggregate exercise prices of such options by $3.3 million and $2.7 million, respectively.

Restricted Stock Units

The Company awards restricted stock units to senior executives, members of the Company’s board of directors and certain other employees. Awardees earn the right to receive shares of common stock as certain performance goals are achieved and/or service periods are satisfied. Each restricted stock unit expires on the three-year anniversary of the award.

During Fiscal 2023, the Company awarded performance-based restricted stock units covering 52,000 shares of common stock, renewable energy performance-based restricted stock units covering 7,500 shares of common stock, time-based restricted stock units covering 84,750 shares of common stock, and 2,621 shares based on the amount of cash dividends deemed paid on shares earned pursuant to the awards. During Fiscal 2022, the Company awarded 49,000 performance-based restricted stock units, 10,000 renewable energy performance-based restricted stock units, 82,250 time-based restricted stock units and 4,471 shares based on the amount of cash dividends deemed paid on shares earned pursuant to the awards. During Fiscal 2021, the Company awarded 45,000 performance-based restricted stock units to senior executives.

The changes in the maximum number of shares of common stock issuable pursuant to outstanding restricted stock units for Fiscal 2023, Fiscal 2022 and Fiscal 2021 and the weighted average fair value per share for each restricted stock unit, are presented below (shares in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, February 1, 2020	72	$19.44
Awarded	45	$14.95
Outstanding, January 31, 2021	117	$17.71
Awarded	145	$39.52
Issued	(40)	$20.64
Outstanding, January 31, 2022	222	$31.48
Awarded	147	$29.26
Issued	(37)	$23.44
Forfeited	(22)	$22.88
Outstanding, January 31, 2023	310	$30.80

Fair Value

The fair value amounts of stock options and restricted stock units are recorded as stock compensation expense on a straight-line basis over the terms of the corresponding awards. Expense amounts related to stock awards were $4.0 million, $3.5 million and $2.9 million for Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively. At January 31, 2023, there was $6.7 million in unrecognized compensation cost related to outstanding stock awards that the Company expects to expense over the next three years.

The Company estimates the weighted average fair value of stock options on the date of award using a Black-Scholes option pricing model. The Company believes that its past stock option exercise activity is sufficient to provide it with a reasonable basis upon which to estimate the expected life of newly awarded stock options. Risk-free interest rates are determined by blending the rates for three-to-five-year U.S. Treasury notes. The dividend yield is based on the Company’s current annual regular dividend amount. The calculations of the expected volatility factors are based on the monthly closing prices of the Company’s common stock for the five-year periods preceding the dates of the corresponding awards.

The fair value amounts for the performance-based restricted stock units have been determined by using the per share market price of the common stock on the dates of award and by assigning equal probabilities to the thirteen possible payout outcomes at the end of each three-year term, and by computing the weighted average of the outcome amounts. For each award, the estimated fair value amount was calculated to be 88.5% of the aggregate market value of the target number (which is 50% of the maximum number) of shares on the award date. For the renewable performance-based restricted stock units, the fair value of each award was determined as the aggregate market price for the number of shares deemed to be probable of vesting based on the performance criteria. For the time-based restricted stock units, the fair value of each award equals the aggregate market price for the number of shares covered by each award on the date of award.

NOTE 13 – INCOME TAXES

Reconciliations of Income Tax Expense

The components of the amounts of income tax expense for Fiscal 2023, Fiscal 2022 and Fiscal 2021 are presented below:

	2023	2022	2021
Current:
Federal	$12,776	$10,921	$(6,805)
State	1,012	643	83
Foreign	740	—	151
	14,528	11,564	(6,571)
Deferred:
Federal	(803)	(341)	7,732
State	23	133	(75)
Foreign	(2,452)	—	(12)
	(3,232)	(208)	7,645
Income tax expense	$11,296	$11,356	$1,074

The amounts of interest and penalties related to income taxes that were incurred by the Company during Fiscal 2023, Fiscal 2022 and Fiscal 2021 were not material.

The Company’s income tax expense amounts differed from corresponding amounts computed by applying the federal corporate income tax rate of 21% to the income before income taxes for Fiscal 2023, Fiscal 2022 and Fiscal 2021 as presented below:

	2023	2022	2021
Computed expected income tax expense	$9,660	$9,883	$5,226
Difference resulting from:
State income taxes, net of federal tax effect	860	614	7
Research and development credits adjustment (see discussion below)	6,181	—	—
Recognition of research and development credit benefits (see discussion below)	(3,430)	—	—
Recognition of foreign net operating loss benefits (see discussion below)	(2,574)	—	—
Excess executive compensation	1,397	1,296	420
Bad debt loss	(167)	425	(160)
Foreign tax rate differential	(441)	(352)	(173)
Net operating loss carryback benefit (see discussion below)	—	—	(4,392)
Other permanent differences and adjustments, net	(190)	(510)	146
Income tax expense	$11,296	$11,356	$1,074

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

The tax changes of the CARES Act included a temporary suspension of the limitations on the future utilization of certain NOLs and re-established a carryback period for certain losses to five years. The NOLs eligible for carryback under the CARES Act include the Company’s domestic NOL for Fiscal 2020, which was approximately $39.5 million. The Company made an initial filing with the Internal Revenue Service (“IRS”) requesting carryback refunds of income taxes paid for the years ended January 31, 2016 and 2015 in the total amount of approximately $12.7 million during Fiscal 2021 and an updated filing was made subsequent to the end of Fiscal 2023; the IRS has not completed the processing of the Company’s refund request.

The carryback provided a favorable rate benefit for the Company as the loss, which was incurred in a year where the statutory federal tax rate was 21%, has been carried back to tax years where the tax rate was higher. The net amount of this additional income tax benefit, approximately $4.4 million, was recorded in Fiscal 2021.

Research and Development Tax Credit Adjustments

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

During Fiscal 2021, the IRS concluded examinations of the Company’s consolidated federal income tax returns for the year ending January 31, 2016, as amended; the year ending January 31, 2017, as amended; and the year ended January 31, 2018 with its focus on the research and development tax credits included therein.

In January 2021, the IRS issued its final revenue agents reports that documented its understanding of the facts, attempted to summarize the Company’s arguments in support of the research and development claims and stated its position which disagreed with the Company’s treatment of a substantial amount of the costs that supported the Company’s claims. In March 2021, the Company submitted a formal protest of the findings of the Internal Revenue Service (“IRS”) examiner and requested an appeal hearing.

At the conclusion of the hearing that occurred in May 2022, the Company agreed to accept a settlement offer from the IRS in the amount of approximately $7.9 million, before interest. As a result, during the three-month period ended July 31, 2022, the Company made an unfavorable adjustment to income tax expense in the approximate amount of $6.2 million; the accounting for this adjustment reduced the contra-asset balance by approximately $4.4 million.

The Company has also formally protested the conclusions reached by two states, where the Company filed tax returns reflecting the benefits of certain research and development credits, that the credits are not allowable. The Company expects that any unfavorable adjustments related to the ultimate settlement of the income tax disputes with the states will not be significant.

Research and Development Credits

In a manner similar to the process described above, the Company completed a detailed review of the activities of its engineering staff on major EPC services projects in order to identify and quantify the amounts of research and development tax credits that may have been available to reduce federal income taxes for Fiscal 2022 and Fiscal 2021. As a result, the Company has filed amended federal income tax returns for those years, including research and development tax credits in the total amount of $5.8 million. Net of a corresponding reduction to reflect uncertain income tax return positions in the amount of $2.4 million, the tax benefit recorded in Fiscal 2023 for these tax credits was approximately $3.4 million.

Recognition of Foreign NOL Income Tax Benefits

The Company has deferred tax assets in a total amount of approximately $7.9 million related to prior year NOLs of its foreign subsidiaries, primarily the operation of APC located in the U.K (“APC UK). The Company has established a valuation allowance against a substantial portion of these NOLs. For Fiscal 2023, APC UK continued a turnaround of its operating results such that the Company believes that it has a stable earnings history upon which APC UK can reliably forecast future profitable operations. Based on the forecast that rests on the belief that meaningful investments will be made in the power infrastructure of the U.K. for the foreseeable future, the Company now believes that it is more likely than not that a certain portion of the deferred tax assets will be realized. Accordingly, the Company reversed a portion of the corresponding allowance during Fiscal 2023 in the amount of $2.6 million.

Unrecognized Income Tax Benefits

As a result of the activity described above primarily, the balances of the contra-asset established for uncertain income tax return positions were $2.9 million, $4.9 million and $4.9 million as of January 31, 2023, 2022 and 2021, respectively. No other material adjustment or transaction has affected the balance of this account since January 31, 2020.

Income Tax Refunds

As of January 31, 2023 and 2022, the balances of other current assets in the consolidated balance sheet included total income tax refunds receivable and prepaid income taxes in the amounts of approximately $15.3 million and $29.5 million, respectively. The balance as of January 31, 2023 includes primarily the amount expected to be received from the IRS upon its processing of the Company’s NOL carryback refund request discussed above.

Deferred Taxes

The tax effects of temporary differences that are reflected in deferred taxes as of January 31, 2023 and 2022 included the following:

	2023	2022
Assets:
Net operating loss carryforwards	$13,964	$14,360
Stock awards	2,726	2,325
Accrued expenses	1,480	515
Lease liabilities	1,189	772
Research and development costs deferral	1,015	—
Research and development credit carryforwards	269	269
Other	337	1,332
	20,980	19,573

Liabilities:
Purchased intangibles	(3,674)	(3,533)
Property and equipment	(1,033)	(1,334)
Construction contracts	(1,229)	(1,034)
Right-of-use assets	(1,184)	(768)
Other	(431)	(43)
	(7,551)	(6,712)
Valuation allowances	(9,740)	(12,404)
Deferred tax assets, net	$3,689	$457

Taxpayers are now required to capitalize and amortize research and experimental expenses over five or 15 years for tax years beginning in 2022 or later. Accordingly, for the Company’s fiscal year that commenced on February 1, 2022, the Company did determine an estimated amount of such expenses which resulted in the deferred tax asset balance of $1.0 million presented in the table above as of January 31, 2023. Of course, due to the effective date of this tax change, there is no comparable balance as of January 31, 2022.

The Company acquired unused NOLs for federal income tax reporting purposes from TRC that are subject to limitations imposed by Section 382 of the Internal Revenue Code of 1986, as amended. These losses are subject to annual limits that reduce the aggregate amount of NOLs available to the Company in the future to approximately $5.5 million. These NOLs are available to offset future taxable income and, if not utilized, begin expiring during 2032. The NOL carryforwards related to APC UK do not expire. The Company also has certain NOLs that will be available to the Company for state income tax reporting purposes that are substantially similar to the federal NOLs.

The Company’s ability to realize deferred tax assets, including those related to the NOLs discussed above, depends primarily upon the generation of sufficient future taxable income to allow for the Company’s use of temporarily deferred deductions and tax planning strategies. If such estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against some or all of its deferred tax assets resulting in additional income tax expense in the future. At this time, based substantially on the strong earnings performance of the Company’s power industry services reporting segment, management believes that it is more likely than not that the Company will realize the benefit of significantly all of its deferred tax assets, net of valuation allowances.

Income Tax Returns

The Company is subject to federal and state income taxes in the U.S., and income taxes in Ireland and the U.K. Tax treatments within each jurisdiction are subject to the interpretation of the related tax laws and regulations which require significant judgment to apply. The Company is no longer subject to income tax examinations by authorities for its fiscal years ended on or before January 31, 2019, except for several notable exceptions including Ireland, the U.K. and several states where the open periods are one year longer.

Solar Energy Projects

During Fiscal 2022 and Fiscal 2021, the Company invested approximately $5.0 million and $1.3 million, respectively, in limited liability companies that make equity investments in solar energy projects that are eligible to receive energy tax credits. The passive investments have been accounted for under the equity method; the balances are included in other assets in our consolidated balance sheets. Each tax credit, when recognized, is recorded as a reduction of the corresponding investment balance with an offsetting reduction in the balance of accrued taxes payable in accordance with the deferral method. Investment tax credits in the approximate amounts of $4.5 million and $1.1 million were recognized during Fiscal 2022 and Fiscal 2021, respectively. As of January 31, 2023, the Company’s had no remaining cash investment commitments related to these projects. At January 31, 2023 and 2022, the investment account balances were $1.2 million and $0.2 million, respectively. These investments are expected to provide positive overall returns over their six-year expected lives.

During Fiscal 2023, the investment balance was adjusted to reflect the Company’s share of the income of the investment entities in the amount of approximately $1.1 million, which amount has been included as other income in the Company’s consolidated statement of earnings for the corresponding period. During Fiscal 2022, the investment balance was adjusted to reflect the Company’s share of the losses of the investment entities in the amount of $0.4 million, which was included as other expense in the Company’s consolidated statement of earnings.

Supplemental Cash Flow Information

The amounts of cash paid for income taxes during Fiscal 2023, Fiscal 2022 and Fiscal 2021 were $6.7 million, $14.0 million and $5.5 million, respectively, including the solar energy investments identified above. During Fiscal 2023, Fiscal 2022 and Fiscal 2021, the Company received cash refunds of previously paid income taxes from various taxing authorities in the total amounts of $0.3 million, $0.2 million and $1.0 million, respectively.

NOTE 14 – NET INCOME PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN

Basic and diluted net income per share amounts for Fiscal 2023, Fiscal 2022 and Fiscal 2021 are computed as follows (shares in thousands except in note (1) below the chart):

	2023	2022	2021
Net income	$33,098	$38,244	$23,851

Weighted average number of shares outstanding – basic	14,083	15,715	15,668
Effect of stock awards (1)	93	198	157
Weighted average number of shares outstanding – diluted	14,176	15,913	15,825

Net income per share attributable to the stockholders of Argan, Inc.
Basic	$2.35	$2.43	$1.52
Diluted	$2.33	$2.40	$1.51

(1)	The weighted average numbers of shares determined on a dilutive basis for Fiscal 2023, Fiscal 2022 and Fiscal 2021 exclude the effects of antidilutive stock options covering 978,834, 570,167 and 638,001 shares of common stock, respectively, as the options had exercise prices per share in excess of the average market price per share for the applicable year.

NOTE 15 – CASH DIVIDENDS AND COMMON STOCK REPURCHASES

During Fiscal 2023, Fiscal 2022 and Fiscal 2021, the Company made regular quarterly cash dividend payments of $0.25 per share of common stock. The Company also made special cash dividend payments in the amount of $1.00 per share of common stock in July 2020 and December 2020.

Pursuant to authorizations provided by the Company’s board of directors, the Company began to repurchase shares of its common stock in November 2021. During Fiscal 2023, the Company repurchased 1,855,714 shares of common stock, most on the open market, for an aggregate price of approximately $68.2 million, or $36.77 per share. During Fiscal 2022, the Company repurchased 527,752 shares of common stock, all on the open market, for an aggregate price of approximately $20.4 million, or $38.60 per share.

In August 2022, the Inflation Reduction Act was signed into law, which introduced a 1% excise tax on shares repurchased after December 31, 2022. For Fiscal 2023, the excise tax was not material.

NOTE 16 – CUSTOMER CONCENTRATIONS

The majority of the Company’s consolidated revenues relate to performance by the power industry services segment which provided 76%, 78% and 81% of consolidated revenues for Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively. For Fiscal 2023, Fiscal 2022 and Fiscal 2021, the Company’s industrial fabrication and field services segment represented 20%, 19% and 17% of consolidated revenues, respectively.

For Fiscal 2023, the Company’s most significant customer relationships included two power industry services customers, which accounted for 38% and 12% of consolidated revenues. For Fiscal 2022, the Company’s most significant customer relationship included one power industry services customer which accounted for 57% of consolidated revenues. For Fiscal 2021, the Company’s most significant customer relationship included one power industry services customer which accounted for 67% of consolidated revenues.

The accounts receivable balances from three major customers represented 36%, 12% and 12% of the corresponding consolidated balance as of January 31, 2023 and accounts receivable balances from three major customers represented 22%, 15% and 12% of the corresponding consolidated balance as of January 31, 2022. The contract asset balance related to one major customer represented 70% of the corresponding consolidated balance as of January 31, 2023. Contract asset balances related to two major customers represented 31% and 13% of the corresponding consolidated balance as of January 31, 2022.

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

Intersegment revenues and the related cost of revenues, are netted against the corresponding amounts of the segment receiving the intersegment services. For Fiscal 2023, 2022 and 2021, intersegment revenues totaled approximately $0.6 million, $2.8 million and $4.3 million, respectively. Intersegment revenues for the aforementioned periods primarily related to services provided by the industrial fabrication and field services segment to the power industry services segment and were based on prices negotiated by the parties.

Summarized below are certain operating results and financial position data of the Company’s reportable business segments for Fiscal 2023, Fiscal 2022 and Fiscal 2021. The “Other” column in each summary includes the Company’s corporate expenses.

Year Ended	Power	Industrial	Telecom
January 31, 2023	Services	Services	Services	Other	Totals
Revenues	$346,033	$92,774	$16,233	$—	$455,040
Cost of revenues	277,402	78,034	13,243	—	368,679
Gross profit	68,631	14,740	2,990	—	86,361
Selling, general and administrative expenses	22,635	7,900	3,353	10,804	44,692
Income (loss) from operations	45,996	6,840	(363)	(10,804)	41,669
Other income, net	3,829	—	3	499	4,331
Income (loss) before income taxes	$49,825	$6,840	$(360)	$(10,305)	46,000
Income tax expense					11,296
Net income					$34,704

Amortization of intangibles	$—	$618	$114	$—	$732
Depreciation	567	1,978	434	4	2,983
Property, plant and equipment additions	1,450	1,717	189	16	3,372

Current assets	$307,742	$42,488	$3,900	$84,572	$438,702
Current liabilities	170,164	29,550	1,317	1,472	202,503
Goodwill	18,476	9,467	90	—	28,033
Total assets	334,593	60,038	7,153	87,703	489,487

Year Ended	Power	Industrial	Telecom
January 31, 2022	Services	Services	Services	Other	Totals
Revenues	$398,089	$97,890	$13,391	$—	$509,370
Cost of revenues	317,130	81,391	11,117	—	409,638
Gross profit	80,959	16,499	2,274	—	99,732
Selling, general and administrative expenses	28,323	8,167	2,146	8,685	47,321
Impairment loss	7,901	—	—	—	7,901
Income (loss) from operations	44,735	8,332	128	(8,685)	44,510
Other income, net	2,545	—	—	7	2,552
Income (loss) before income taxes	$47,280	$8,332	$128	$(8,678)	47,062
Income tax expense					11,356
Net income					$35,706

Amortization of intangibles	$208	$662	$—	$—	$870
Depreciation	605	2,325	433	4	3,367
Property, plant and equipment additions	713	107	597	5	1,422

Current assets	$322,448	$25,681	$2,957	$156,198	$507,284
Current liabilities	209,829	9,534	1,916	1,748	223,027
Goodwill	18,476	9,467	90	—	28,033
Total assets	345,956	44,002	6,741	156,886	553,585

Year Ended	Power	Industrial	Telecom
January 31, 2021	Services	Services	Services	Other	Totals
Revenues	$319,353	$65,263	$7,590	$—	$392,206
Cost of revenues	266,993	57,257	5,889	—	330,139
Gross profit	52,360	8,006	1,701	—	62,067
Selling, general and administrative expenses	21,795	7,358	1,987	7,901	39,041
Income (loss) from operations	30,565	648	(286)	(7,901)	23,026
Other income, net	1,777	—	—	82	1,859
Income (loss) before income taxes	$32,342	$648	$(286)	$(7,819)	24,885
Income tax expense					1,074
Net income					$23,811

Amortization of intangibles	$242	$662	$—	$—	$904
Depreciation	704	2,592	414	5	3,715
Property, plant and equipment additions	1,043	338	316	—	1,697

Current assets	$360,552	$22,014	$1,959	$161,695	$546,220
Current liabilities	261,030	13,119	953	985	276,087
Goodwill	18,476	9,467	—	—	27,943
Total assets	394,014	42,998	3,406	162,212	602,630

NOTE 18 – SUPPLEMENTAL BALANCE SHEET INFORMATION

Other current assets consisted of the following at January 31, 2023 and 2022:

	2023	2022
Prepaid income taxes and refunds receivable	$15,327	$29,451
Raw materials inventory	11,903	738
Prepaid expenses	4,541	2,954
Other	6,563	1,761
Total other current assets	$38,334	$34,904

Accrued expenses consisted of the following at January 31, 2023 and 2022:

	2023	2022
Accrued compensation	$18,286	$18,615
Project costs	17,448	19,921
Lease liabilities	1,567	1,367
Other	12,566	13,412
Total accrued expenses	$49,867	$53,315

NOTE 19 – SUBSEQUENT EVENTS

Subsequent to January 31, 2023, the Company continued to repurchase shares of its common stock pursuant to the Share Repurchase Plan. As of April 11, 2023, the date of the last subsequent transaction, the Company had repurchased 75,755 shares since year-end, all on the open market, for an aggregate price of approximately $3.0 million, or $39.60 per share, exclusive of share repurchase excise tax.

On March 6, 2023, the Company entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment modifies the Credit Amendment to, among other things, replace the interest pricing from the 30-day LIBOR plus 1.6% to the Secured Overnight Financing Rate (“SOFR”) plus 1.6% and adds SOFR successor rate language. The Credit Agreement, as amended, continues to include customary terms, covenants and events of default for a credit facility of its size and nature.

On March 7, 2023, the Company determined that it had been a victim of a complex criminal scheme, which resulted in fraudulently-induced outbound wire transfers to a third-party account. As a result of the event, and if no additional recoveries of transferred funds occur, the Company expects to record a one-time pre-tax charge of approximately $3.0 million for the unrecovered fraudulent wire transfer in the first quarter of the fiscal year ending January 31, 2024, of which up to $0.2 million, net of the applicable deductible, may be recovered through an insurance claim. See our Current Report on Form 8-K dated March 7, 2023.

On April 10, 2023, the Company announced that its Board of Directors declared a regular quarterly cash dividend in the amount of $0.25 per share of common stock, payable on April 28, 2023 to stockholders of record at the close of business on April 20, 2023.