Form 10-Q
period 2023-04-30
ARGAN INC
filed 2023-06-08
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

April 30, 2023

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

Common stock, $0.15 par value: 13,410,645 shares as of June 5, 2023.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 30,
	2023	2022
REVENUES	$103,675	$100,277
Cost of revenues	89,451	80,539
GROSS PROFIT	14,224	19,738
Selling, general and administrative expenses	10,591	10,575
INCOME FROM OPERATIONS	3,633	9,163
Other (loss) income, net	(629)	595
INCOME BEFORE INCOME TAXES	3,004	9,758
Income tax expense	895	2,273
NET INCOME	2,109	7,485
Foreign currency translation adjustments	440	(1,264)
Net unrealized losses on available-for-sale securities	(37)	—
COMPREHENSIVE INCOME	$2,512	$6,221

NET INCOME PER SHARE
Basic	$0.16	$0.50
Diluted	$0.16	$0.50

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	13,413	14,910
Diluted	13,546	14,992

CASH DIVIDENDS PER SHARE	$0.25	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	April 30,	January 31,
	2023	2023
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$195,947	$173,947
Short-term investments	90,614	151,511
Available-for-sale securities	30,376	—
Accounts receivable, net	60,774	50,132
Contract assets	4,914	24,778
Other current assets	42,376	38,334
TOTAL CURRENT ASSETS	425,001	438,702
Property, plant and equipment, net	10,665	10,430
Goodwill	28,033	28,033
Intangible assets, net	2,511	2,609
Deferred taxes, net	3,606	3,689
Right-of-use and other assets	5,878	6,024
TOTAL ASSETS	$475,694	$489,487

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$36,334	$56,375
Accrued expenses	44,755	49,867
Contract liabilities	111,308	96,261
TOTAL CURRENT LIABILITIES	192,397	202,503
Noncurrent liabilities	5,348	6,087
TOTAL LIABILITIES	197,745	208,590

COMMITMENTS AND CONTINGENCIES (see Notes 7 and 8)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 15,828,289 shares issued; 13,414,404 and 13,441,590 shares outstanding at April 30, 2023 and January 31, 2023, respectively	2,374	2,374
Additional paid-in capital	161,347	162,208
Retained earnings	206,584	207,832
Less treasury stock, at cost – 2,413,885 and 2,386,699 shares at April 30, 2023 and January 31, 2023, respectively	(89,883)	(88,641)
Accumulated other comprehensive loss	(2,473)	(2,876)
TOTAL STOCKHOLDERS’ EQUITY	277,949	280,897
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$475,694	$489,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 30, 2023 AND 2022

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional			Accumulated
	Outstanding	Par	Paid-in	Retained	Treasury	Other Comprehensive	Non-controlling	Total
	Shares	Value	Capital	Earnings	Stock	Loss	Interest	Equity
Balances, February 1, 2023	13,441,590	$2,374	$162,208	$207,832	$(88,641)	$(2,876)	$—	$280,897
Net income	—	—	—	2,109	—	—	—	2,109
Foreign currency translation gain	—	—	—	—	—	440	—	440
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(37)	—	(37)
Stock compensation expense	—	—	1,034	—	—	—	—	1,034
Stock option exercises and other share-based award settlements	65,470	—	(1,895)	—	2,439	—	—	544
Common stock repurchases	(92,656)	—	—	—	(3,681)	—	—	(3,681)
Cash dividends	—	—	—	(3,357)	—	—	—	(3,357)
Balances, April 30, 2023	13,414,404	$2,374	$161,347	$206,584	$(89,883)	$(2,473)	$—	$277,949

Balances, February 1, 2022	15,257,688	$2,368	$158,190	$188,690	$(20,405)	$(2,451)	$(797)	$325,595
Net income	—	—	—	7,485	—	—	—	7,485
Foreign currency translation loss	—	—	—	—	—	(1,264)	—	(1,264)
Stock compensation expense	—	—	920	—	—	—	—	920
Stock option exercises and other share-based award settlements	39,099	6	60	—	—	—	—	66
Common stock repurchases	(710,879)	—	—	—	(27,077)	—	—	(27,077)
Cash dividends	—	—	—	(3,712)	—	—	—	(3,712)
Balances, April 30, 2022	14,585,908	$2,374	$159,170	$192,463	$(47,482)	$(3,715)	$(797)	$302,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,109	$7,485
Adjustments to reconcile net income to net cash used in operating activities
Changes in accrued interest on investments	1,081	(203)
Stock compensation expense	1,034	920
Depreciation	547	809
Lease expense	439	750
Deferred income tax expense	147	450
Amortization of intangible assets	98	166
Equity in loss (income) of solar energy investments	32	(610)
Other	25	(9)
Changes in operating assets and liabilities
Accounts receivable	(10,642)	(9,069)
Contract assets	19,864	(1,976)
Other assets	(4,089)	(2,291)
Accounts payable and accrued expenses	(26,940)	(15,229)
Contract liabilities	15,047	(20,923)
Net cash used in operating activities	(1,248)	(39,730)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(90,000)	(175,000)
Maturities of short-term investments	149,750	90,000
Purchases of available-for-sale securities	(30,355)	—
Purchases of property, plant and equipment	(645)	(238)
Net cash provided by (used in) investing activities	28,750	(85,238)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchases	(3,681)	(27,077)
Payments of cash dividends	(3,357)	(3,712)
Proceeds from the exercise of stock options	544	66
Net cash used in financing activities	(6,494)	(30,723)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	992	(2,526)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,000	(158,217)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	173,947	350,472
CASH AND CASH EQUIVALENTS, END OF PERIOD	$195,947	$192,255

SUPPLEMENTAL CASH FLOW INFORMATION (see Notes 7 and 10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2023

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

Through GPS and APC, the Company provides a full range of engineering, procurement, construction, commissioning, maintenance, project development, and technical consulting services to the power generation market, including the renewable energy sector. The wide range of customers includes primarily independent power producers, public utilities, power plant equipment suppliers and other commercial firms with significant power requirements with customer projects located in the United States (the “U.S.”), the Republic of Ireland (“Ireland”) and the United Kingdom (the “U.K.”). GPS and APC represent the Company’s power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support new plant construction and additions, maintenance turnarounds, shutdowns and emergency mobilizations for industrial operations primarily located in the Southeast region of the U.S. and that may include the fabrication, delivery and installation of steel components such as piping systems and pressure vessels. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region of the U.S.

Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements include the accounts of Argan, its wholly-owned subsidiaries and a variable interest entity (“VIE”) prior to its deconsolidation in the fourth quarter of the year ended January 31, 2023. All significant inter-company balances and transactions have been eliminated in consolidation. In Note 14, the Company has provided certain financial information relating to the operating results and assets of its reportable segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions.

The Company’s fiscal year ends on January 31 each year. The condensed consolidated balance sheet as of April 30, 2023, the condensed consolidated statements of earnings and stockholders’ equity for the three months ended April 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the three months ended April 30, 2023 and 2022 are unaudited. The condensed consolidated balance sheet as of January 31, 2023 has been derived from audited consolidated financial statements. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto, and the independent registered public accounting firm’s report thereon, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (“Fiscal 2023”).

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary for a fair statement of the financial position of the Company as of April 30, 2023, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Accounting Policies

In March 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (“ASU 2023-02”), which provide an election to account for tax equity investments using the proportional amortization method, if certain conditions are met. Under the proportional amortization method, the initial cost of an investment is amortized in proportion to the amount of the tax credits and other tax benefits received and presented net as a component of income tax expense. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the effects, if any, that the adoption of ASU 2023-020 may have on its financial position, results of operations, cash flows, or disclosures.

There are no other recently issued accounting pronouncements that have not yet been adopted that the Company considers material to its condensed consolidated financial statements.

Available-For-Sale Securities

At each balance sheet date, available-for-sale securities are recorded at fair value, with unrealized gains and, to the extent deemed temporary, unrealized losses reported as a component of accumulated other comprehensive loss. Interest income, accretion of discounts, amortization of premiums, realized gains and realized losses are included in other income or expense, as applicable, in the Company’s condensed consolidated statement of earnings. The Company determines the cost of securities sold based on the specific identification method. The Company determines the appropriate classification of available-for-sale securities based on whether they represent the investment of cash available for current operations, as defined in Accounting Standards Codification (“ASC”) 210-10-45-1 and ASC 210-10-45-2. The classification of the available-for-sale securities is reevaluated at each balance sheet date.

The Company considers its available-for-sale securities impaired when a decline in fair value below its cost basis is determined to be other than temporary. The Company evaluates whether the decline in fair value is other than temporary based on the amount and duration of the period that the fair value of the available-for-sale security is less than its cost basis, overall market conditions and trends, the Company’s intent to sell the available-for-sale security and whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery. If a decline in fair value is determined to be other than temporary, the Company records an impairment loss and establishes a new cost basis.

Fair Values

ASC Topic 820, Fair Value Measurement, establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs are quoted prices for similar assets or liabilities in active markets; or quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Inputs are unobservable inputs based on a company’s own assumptions.

At April 30, 2023 and January 31, 2023, certain amounts of cash equivalents were invested in money market funds with net assets invested in high-quality money market instruments. Money market funds were classified as Level 1 due to the short-term nature of these instruments and as their fair value is based on quoted prices in active markets for identical assets. As of April 30, 2023, all of the Company’s available-for-sale securities were U.S. Treasury notes and were classified as Level 2, as their fair value is measured based on quoted prices in active markets for similar assets.  As of April 30, 2023 and January 31, 2023, the Company did not have any financial assets measured on a recurring basis using Level 3 inputs. The carrying value amounts presented in the condensed consolidated balance sheets for the Company’s other current assets, which primarily include cash, short term investments, accounts receivable and contract assets, and its current liabilities are reasonable estimates of their fair values due to the short-term nature of these items.

The following table shows the Company’s financial instruments as of April 30, 2023 and January 31, 2023 that are measured and recorded at fair value on a recurring basis:

	April 30, 2023			January 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	Inputs	Inputs	Inputs	Inputs	Inputs	Inputs
Money market funds	$112,546	$—	$—	$68,647	$—	$—
Available-for-sale securities	—	30,376	—	—	—	—
Totals	$112,546	$30,376	$—	$68,647	$—	$—

Treasury Stock

Treasury stock is recorded using the cost method. Incremental direct costs to purchase treasury stock, including excise tax, are included in the cost of the shares acquired. The Company uses the average cost method to account for treasury stock. For treasury stock provided for settlements or sold at a price higher than its cost, the gain is recorded to additional paid-in capital. For treasury stock provided for settlements or sold at a price lower than its cost, the loss is recorded to additional paid-in capital to the extent there are previous net gains included in additional paid-in capital. Any losses in excess of that amount are recorded to retained earnings.

Variable Interest Entity

In January 2018, the Company was deemed to be the primary beneficiary of a VIE that was performing the project development activities related to the planned construction of a new natural gas-fired power plant. In the fourth quarter of Fiscal 2023, the Company was deemed to no longer be the primary beneficiary of the VIE, and the VIE was deconsolidated. Prior to deconsolidation, the account balances of the VIE had been included in the Company’s consolidated financial statements.

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

The Company focuses on the transfer of the contractor’s control of the goods and/or services to the customer. When a performance obligation is satisfied over time, the related revenues are recognized over time. The Company’s revenues are recognized primarily under various types of long-term construction contracts, including those for which revenues are based on either a fixed-price or a time-and-materials basis, and primarily over time as performance obligations are satisfied due to the continuous transfer of control to the project owner or other customer.

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

The Company’s timing of revenue recognition may not be consistent with its rights to bill and collect cash from project owners and other customers. Most contracts require payments as the corresponding work progresses that are determined in the manner described therein. Those rights are generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of work or when services are performed. On most of the Company’s large contracts, milestone billings that occur early in the corresponding contract terms typically are made in advance of certain significant and related costs being incurred. This results in typically larger contract liability balances early in contract lives that decline over the terms of the corresponding contracts. During the three months ended April 30, 2023 and 2022, there were no unusual or one-time adjustments to contract liabilities.

The balances of the Company’s accounts receivable represent amounts billed to customers that have yet to be collected and represent an unconditional right to cash from its customers. Contract assets include amounts that represent the rights to receive payment for goods or services that have been transferred to the customer, with the rights conditional upon something other than the passage of time. Contract liabilities include amounts that reflect obligations to provide goods or services for which payment has been received. The amounts of revenues recognized during the three months ended April 30, 2023 and 2022 that were included in the balances of contract liabilities as of January 31, 2023 and 2022, respectively, were approximately $50.9 million and $67.3 million, respectively.

Contract retentions are billed amounts which, pursuant to the terms of the applicable contract, are not paid by customers until a defined phase of a contract or project has been completed and accepted. These retained amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. Retention amounts and the length of retention periods may vary. Retainage amounts related to active contracts are considered current regardless of the term of the applicable contract; such amounts are generally collected by the completion of the applicable contract. The amounts retained by project owners and other customers under construction contracts at April 30, 2023 and January 31, 2023 were $25.0 million and $49.1 million, respectively.

Variable Consideration

Amounts for contract variations for which the Company has project-owner directive for additional work or other scope change, but not for the price associated with the corresponding additional effort, are included in the transaction price when it is considered probable that the applicable costs will be recovered through a modification to the contract price. The effects of any revision to a transaction price can be determined at any time and they could be material. The Company includes in the corresponding transaction price an estimate of the amount that it expects to receive from a claim based on management’s judgment regarding all reasonably available information. Once a final amount has been determined, the transaction price may be revised again to reflect the final resolution. At April 30, 2023 and January 31, 2023, the aggregate amounts of such contract variations included in the transaction prices that were still pending customer acceptance were $12.2 million and $11.6 million, respectively. Variations related to the Company’s contracts typically represent modifications to the existing contracts and performance obligations and do not represent new performance obligations. Actual costs related to any changes in the scope of the corresponding contract are expensed as they are incurred. Changes to total estimated contract costs and losses, if any, are reflected in operating results for the period in which they are determined.

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

Remaining Unsatisfied Performance Obligations (“RUPO”)

Substantially all of the Company’s customer contracts include the right for customers to terminate contracts for convenience. Current accounting guidance indicates that the value of future work that companies are contractually obligated to perform pursuant to active customer contracts should not be included in the disclosure of RUPO when the corresponding contracts include termination for convenience clauses without substantial penalties accruing to the customers upon such terminations. In the application of this guidance, management assesses whether the nature of the work being performed under contract is largely service-based and repetitive and should be considered a succession of one-month contracts for the duration of the identified term of the contract. Predominantly, the Company’s customers contract with the Company to construct assets, to fabricate materials or to perform emergency maintenance or outage services where management believes substantial penalties or costs would be incurred upon a termination for convenience including the costs of terminating subcontracts, canceling purchase orders and returning or otherwise disposing of delivered materials and equipment. The value of RUPO on customer contracts represents an amount based on contracts or orders received from customers that the Company believes are firm and where the parties are acting in accordance with their respective obligations. The cancellation or termination of contracts for the convenience of customers has not had a material adverse effect on our consolidated financial statements.

At April 30, 2023, the Company had RUPO of $0.7 billion. The largest portion of RUPO at any date usually relates to engineering, procurement and construction (“EPC”) service and other construction contracts with typical performance durations of one to three years. However, the length of certain significant construction projects may exceed three years. The Company estimates that approximately 37% of the RUPO amount at April 30, 2023 will be included in the amount of consolidated revenues that will be recognized during the remainder of the fiscal year ending January 31, 2024 (“Fiscal 2024”). Most of the remaining amount of the RUPO amount at April 30, 2023 is expected to be recognized in revenues during the fiscal years ending January 31, 2025 and January 31, 2026.

It is important to note that estimates may be changed in the future and that cancellations, deferrals, or scope adjustments may occur related to work included in the amount of RUPO at April 30, 2023. Accordingly, RUPO may be adjusted to reflect project delays and cancellations, revisions to project scope and cost and foreign currency exchange fluctuations, or to revise estimates, as effects become known. Such adjustments to RUPO may materially reduce future revenues below Company estimates.

Disaggregation of Revenues

The following table presents consolidated revenues for the three months ended April 30, 2023 and 2022, disaggregated by the geographic area where the corresponding projects were located:

	Three Months Ended April 30,
	2023	2022
United States	$65,244	$80,273
Republic of Ireland	24,856	9,653
United Kingdom	13,575	10,351
Consolidated Revenues	$103,675	$100,277

The major portions of the Company’s consolidated revenues are recognized pursuant to fixed-price contracts with most of the remaining portions earned pursuant to time-and-material contracts. Consolidated revenues are disaggregated by reportable segment in Note 14 to the condensed consolidated financial statements.

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

At April 30, 2023 and January 31, 2023, certain amounts of cash equivalents were invested in a money market fund with net assets invested in high-quality money market instruments. Such investments include U.S. Treasury obligations; obligations of U.S. government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by U.S. government obligations. Dividend income related to money market investments is recorded when earned. The balances of accrued dividends at April 30, 2023 and January 31, 2023 were $0.5 million and $0.3 million, respectively.

Short-Term Investments

Short-term investments as of April 30, 2023 and January 31, 2023 consisted solely of certificates of deposit purchased from the Bank (“CDs) with weighted average maturities of one year or less. The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest. Interest income is recorded when earned and is included in other income. At April 30, 2023 and January 31, 2023, the weighted average annual interest rates of the outstanding CDs were 5.2% and 2.5%, respectively. Interest income on CDs is recorded when earned. The balances of accrued interest on the CDs at April 30, 2023 and January 31, 2023 were $0.7 million and $1.8 million, respectively.

Available-For-Sale Securities

During the fiscal quarter ended April 30, 2023, the Company purchased U.S. Treasury notes with original maturities of two and three years. The Company’s available-for-sale securities consisted of the following amortized cost, allowance for credit losses, gross unrealized gains and losses and estimated fair value by contractual maturity as of April 30, 2023:

	April 30, 2023
		Allowance for	Gross	Gross	Estimated
	Amortized	Credit	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Losses	Value
U.S. Treasury notes:
Due in one to two years	$15,014	$—	$—	$37	$14,977
Due in two to three years	15,399	—	—	—	15,399
Totals	$30,413	$—	$—	$37	$30,376

As of April 30, 2023, interest receivable in the amount of $0.1 million is included in balance of available-for-sale securities on the condensed consolidated balance sheets. For the three months ended April 30, 2023, the change in net unrealized holding losses for the Company’s available-for-sale securities reported in other comprehensive income was not material. For the three months ended April 30, 2023, there were no sales of the Company’s available-for-sale securities, and therefore, there were no amounts of gains or losses reclassified out of other comprehensive income into net income. All unrealized losses for the available-for-sale securities have been in a continuous loss position for less than 12 months. The Company does not believe the unrealized losses represent credit losses based on the evaluation of evidence as of April 30, 2023, which includes an assessment of whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized cost basis.

Concentration Risk

The Company has a substantial portion of its cash on deposit in the U.S. with Bank of America, N.A.  (the “Bank”). The Company also maintains certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of the operations of APC. Management does not believe that the combined amount of the CDs and the cash deposited with the Bank and cash balances maintained at financial institutions in Ireland and the U.K., in excess of government-insured levels, represent material risks.

NOTE 4 – ACCOUNTS RECEIVABLE

The Company generally extends credit to a customer based on an evaluation of the customer’s financial condition, without requiring tangible collateral. Customer payments on other construction, fabrication and field service contracts are generally due within 30 to 60 days of billing, depending on the negotiated terms of the corresponding contract. Exposure to losses on accounts and notes receivable is expected to differ due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and may establish an allowance for credit losses based on management’s estimate of the loss that is expected to occur over the remaining life of the particular financial asset. The amounts of the provision for credit losses for the three months ended April 30, 2023 and 2022 were insignificant. The allowance for credit losses at April 30, 2023 and January 31, 2023 was $1.8 million and $1.9 million, respectively.

NOTE 5 – INTANGIBLE ASSETS

At both April 30, 2023 and January 31, 2023, the goodwill balances related primarily to the GPS and TRC reporting units, and were $18.5 million and $9.5 million, respectively. Management does not believe that any events or circumstances occurred or arose since January 31, 2023, that required an updated assessment of the goodwill balances of either the GPS or TRC reporting units.

The Company’s intangible assets, other than goodwill, relate primarily to the industrial fabrication and field services segment and consisted of the following as of April 30, 2023 and January 31, 2023:

		April 30, 2023			January 31, 2023
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Amounts	Amortization	Amounts	Amounts	Amortization	Amounts
Trade names	15 years	$4,499	$2,225	$2,274	$4,499	$2,150	$2,349
Customer relationships	10 years	916	679	237	916	656	260
Totals		$5,415	$2,904	$2,511	$5,415	$2,806	$2,609

NOTE 6 – FINANCING ARRANGEMENTS

During April 2021, the Company amended its Amended and Restated Replacement Credit Agreement with the Bank (the “Credit Agreement”) which extended the expiration date of the Credit Agreement to May 31, 2024 and reduced the borrowing rate. On March 6, 2023, the Company entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment modified the Credit Amendment to, primarily, replace the interest pricing with the Secured Overnight Financing Rate (“SOFR”) plus 1.6% and added SOFR successor rate language. The Credit Agreement, as amended, includes the following features, among others: a lending commitment of $50.0 million including a revolving loan and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions. The Company may also use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business as defined in the Credit Agreement. Additionally, the Credit Agreement, as amended, continues to include customary terms, covenants and events of default for a credit facility of its size and nature.

At April 30, 2023, the Company did not have any borrowings outstanding under the Credit Agreement. However, the Bank has issued letters of credit in the total outstanding amount of $11.5 million at April 30, 2023, in support of the activities of

APC under existing customer contracts. The comparable outstanding total amount of letters of credit at January 31, 2023 was $8.8 million.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement requires that the Company comply with certain financial covenants at its fiscal year-end and at each fiscal quarter-end. The Credit Agreement, as amended, includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of April 30 and January 31, 2023, the Company was in compliance with the covenants of the Credit Agreement, as amended.

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

Operating lease right-of-use assets and associated lease liabilities are recorded in the balance sheet at the lease commencement date based on the present value of future minimum lease payments to be made over the expected lease term. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate at the commencement date in determining the present value of future payments. The expected lease term includes any option to extend or to terminate the lease when it is reasonably certain the Company will exercise such option. Right-of-use assets at April 30, 2023 and January 31, 2023, were $4.6 million and $4.8 million, respectively.

Operating lease expense amounts are recorded on a straight-line basis over the expected lease terms. Operating lease expenses for the three months ended April 30, 2023 and 2022 were $0.4 million and $0.8 million, respectively. Operating lease payments for the three months ended April 30, 2023 and 2022 were $0.4 million and $0.8 million, respectively.

The following is a schedule of future minimum lease payments for the operating leases that were recognized in the condensed consolidated balance sheet as of April 30, 2023:

Years Ending January 31,
2024 (remainder)	$1,244
2025	1,350
2026	1,079
2027	235
2028	213
Thereafter	815
Total lease payments	4,936
Less imputed interest	303
Present value of lease payments	4,633
Less current portion (included in accrued expenses)	1,491
Noncurrent portion (included in noncurrent liabilities)	$3,142

For operating leases as of April 30, 2023, the weighted average lease term and weighted average discount rate was 56 months and 3.7%, respectively. For operating leases as of January 31, 2023, the weighted average lease term and weighted average discount rate was 58 months and 3.7%, respectively. The aggregate amounts of operating lease right-of-use assets added in exchange for lease obligations during the three months ended April 30, 2023 and 2022 were $0.3 million and $0.2 million, respectively.

The Company also uses equipment and occupies other facilities under short-term rental agreements. The Company classifies as short-term leases any lease with an initial noncancellable term of twelve months or less that does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Rent expense amounts incurred under short-term rentals during the three months ended April 30, 2023 and 2022 were $3.7 million and $2.4 million, respectively. Right-of-use assets and lease liabilities related to short-term leases are excluded from the consolidated balance sheets.

Performance Bonds and Guarantees

In the normal course of business and for certain major projects, the Company may be required to obtain surety or performance bonding, to cause the issuance of letters of credit, or to provide parent company guarantees (or some combination thereof) in order to provide performance assurances to clients on behalf of its contractor subsidiaries. As these subsidiaries are wholly-owned, any actual liability is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. When sufficient information about claims on guaranteed or bonded projects would be available and monetary damages or other costs or losses would be determined to be probable, the Company would record such losses. Any such amounts that may be required to be paid in excess of the estimated costs to complete contracts in progress as of April 30, 2023 are not estimable.

As of April 30, 2023, the estimated amount of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, were approximately $0.5 billion. As of April 30, 2023, the outstanding amount of bonds covering other risks, including warranty obligations related to completed activities, was not material. Not all of our projects require bonding.

The Company had also provided a financial guarantee, subject to certain terms and conditions, in the amount of $3.6 million in support of business development efforts. A liability was established for the estimated loss related to this guarantee during the year ended January 31, 2022 (“Fiscal 2022”).

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

NOTE 8 – LEGAL CONTINGENCIES

In the normal course of business, the Company may have pending claims and legal proceedings. In the opinion of management, based on information available at this time, there are no current claims and proceedings that are expected to have a material adverse effect on the condensed consolidated financial statements as of April 30, 2023.

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

As of April 30, 2023, there were 1,825,083 shares of common stock reserved for issuance under the Stock Plans; this number includes 84,273 shares of common stock available for future awards under the 2020 Plan.

Stock Options

A summary of stock option activity under the Stock Plans for the three months ended April 30, 2023, along with corresponding weighted average per share amounts, is presented below (shares in thousands):

			Weighted
			Average	Weighted
		Weighted	Remaining	Average
		Average Exercise	Contractual	Grant Date
	Shares	Price	Term (years)	Fair Value
Outstanding, February 1, 2023	1,440	$43.84	5.46	$10.11
Granted	10	$39.47
Exercised	(30)	$18.12
Forfeited	(1)	$33.81
Outstanding, April 30, 2023	1,419	$44.36	5.36	$10.23
Exercisable, April 30, 2023	1,291	$44.80	5.02	$10.48

Outstanding, April 30, 2022	1,438	$44.12	6.04	$10.21
Exercisable, April 30, 2022	1,199	$44.87	5.52	$10.76

The changes in the number of non-vested options to purchase shares of common stock for the three months ended April 30, 2023, and the weighted average fair value per share for each number, are presented below (shares in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested, February 1, 2023	194	$7.27
Granted	10	$8.12
Vested	(75)	$6.62
Forfeitures	(1)	$5.68
Non-vested, April 30, 2023	128	$7.72

Non-vested, April 30, 2022	239	$7.45

The total intrinsic value amount related to the stock options exercised during the three months ended April 30, 2023 was $0.7 million. The total intrinsic value amount related to the stock options exercised during the three months ended April 30, 2022 was not significant. The aggregate market value amounts of the shares of common stock subject to outstanding stock options and exercisable stock options that were “in-the-money” exceeded the aggregate exercise prices of such options at April 30, 2023 by $3.3 million and $3.0 million, respectively.

Restricted Stock Units

The Company awards restricted stock units to senior executives, members of the Company’s board of directors and certain other employees. Awardees earn the right to receive shares of common stock as certain performance goals are achieved and/or service periods are satisfied. Each restricted stock unit expires on the three-year anniversary of the award.

During the three months ended April 30, 2023, the Company awarded total stock return performance-based restricted stock units (“PRSUs”) covering a target of 6,000 shares of common stock, earnings per share performance-based restricted stock units (“EPRSUs”) covering a target of 15,000 shares of common stock, renewable energy performance-based restricted stock units (“RPRSUs”) covering a target of 7,500 shares of common stock, time-based restricted stock units (“TRSUs”)

covering 45,300 shares of common stock, and 1,306 shares based on the amount of cash dividends deemed paid on shares earned pursuant to the awards. During the three months ended April 30, 2022, the Company awarded 47,000 PRSUs, 7,500 RPRSUs and 57,500 TRSUs.

The changes in the maximum number of shares of common stock issuable pursuant to outstanding restricted stock units for the three months ended April 30, 2023, and the weighted average fair value per share for each restricted stock unit, are presented below (shares in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding, February 1, 2023	310	$30.80
Awarded	96	$30.67
Issued	(35)	$31.04
Forfeited	(49)	$16.01
Outstanding, April 30, 2023	322	$31.25

Outstanding, April 30, 2022	278	$29.38

Fair Value

The fair value amounts of stock options and restricted stock units are recorded as stock compensation expense on a straight-line basis over the terms of the corresponding awards. Expense amounts related to stock awards were $1.0 million and $0.9 million for the three months ended April 30, 2023 and 2022, respectively. At April 30, 2023, there was $8.4 million in unrecognized compensation cost related to outstanding stock awards that the Company expects to expense over the next three years.

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

The fair value amounts for the PRSUs have been determined by using the per share market price of the common stock on the dates of award and, by assigning equal probabilities to the thirteen possible payout outcomes at the end of each three-year term, and by computing the weighted average of the outcome amounts. For each award, the estimated fair value amount was calculated to be 88.5% of the aggregate market value of the target number (which is 50% of the maximum number) of shares on the award date. For the EPRSUs and RPRSUs, the fair value of each award equals the aggregate market price for the number of shares that, as of the award date, are probable of vesting based on the performance conditions. For the TRSUs, the fair value of each award equals the aggregate market price for the number of shares covered by each award on the date of award.

NOTE 10 – INCOME TAXES

Income Tax Expense Reconciliations

The Company’s income tax amounts for the three months ended April 30, 2023 and 2022 differed from corresponding amounts computed by applying the federal corporate income tax rate of 21% to the income before income taxes for the periods as presented below:

	Three Months Ended April 30,
	2023	2022
Computed expected income tax expense	$631	$2,049
Difference resulting from:
State income taxes, net of federal tax effect	84	134
Deferred tax asset adjustments	220	66
Foreign tax rate differential	(198)	(31)
Other permanent differences and adjustments, net	158	55
Income tax expense	$895	$2,273

Foreign income tax expense amounts for the three months ended April 30, 2023 and 2022 were not material.

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

The tax changes of the CARES Act included a temporary suspension of the limitations on the future utilization of certain NOLs and re-established a carryback period for certain losses to five years. The NOLs eligible for carryback under the CARES Act include the Company’s domestic NOL for the year ended January 31, 2020, which was approximately $39.5 million. The Company made the appropriate filing with the Internal Revenue Service (the “IRS”) requesting carryback refunds of income taxes paid for the years ended January 31, 2016 and 2015 in the total amount of approximately $12.7 million during the fiscal year ended January 31, 2021 (“Fiscal 2021”) and an updated filing was made during the three months ended April 30, 2023; the IRS has not completed the review and approval of the Company’s refund request.

Research and Development Tax Credits

During Fiscal 2022, the Company completed a detailed review of the activities of its engineering staff on major EPC services projects in order to identify and quantify the amounts of research tax credits that may have been available to reduce federal income taxes for Fiscal 2022 and Fiscal 2021. As a result, the Company filed amended federal income tax returns for those years including research and development tax credits in the total amount of $5.8 million, which was netted with a provision for uncertain tax return positions in the amount of $2.4 million.

Income Tax Refunds

As of April 30, 2023 and January 31, 2023, the balances of other current assets in the condensed consolidated balance sheet included income tax refunds receivable and prepaid income taxes in the total amounts of approximately $16.2 million and $15.3 million, respectively. The income tax refunds included the amount expected to be received from the IRS upon its processing of the Company’s NOL carryback refund request as described above.

Income Tax Returns

The Company is subject to federal and state income taxes in the U.S., and income taxes in Ireland and the U.K. Tax treatments within each jurisdiction are subject to the interpretation of the related tax laws and regulations which require significant judgments to apply. The Company is no longer subject to income tax examinations by authorities for its fiscal years ended on or before January 31, 2019, except for several notable exceptions including Ireland, the U.K. and several states where the open periods are one year longer. In May 2023, the Company received notification that its amended federal income tax returns for Fiscal 2021 and Fiscal 2022 were selected for examination.

Solar Energy Projects

The Company has invested in limited liability companies that make equity investments in solar energy projects that are eligible to receive energy tax credits. The passive investments have been accounted for using the equity method; the balances are included in other assets in our condensed consolidated balance sheets. Each tax credit, when recognized, is recorded as a reduction of the corresponding investment balance with an offsetting reduction in the balance of accrued taxes payable in accordance with the deferral method. As of April 30, 2023, the Company had no remaining cash investment commitments related to these projects. At April 30, 2023 and January 31, 2023, the investment account balances were $1.1 million and $1.2 million, respectively. These investments are expected to provide positive overall returns over their six-year expected lives.

During the three months ended April 30, 2023 and 2022, the investment balance was adjusted to reflect the Company’s share of the loss of the investment entities in the amount of approximately $0.1 million for the three months ended April 30, 2023 and its share of the income of the investment entities in the amount of approximately $0.6 million for the three months ended April 30, 2022. These net amounts have been included as other loss or income in the Company’s condensed consolidated statement of earnings for the corresponding periods.

Supplemental Cash Flow Information

The Company was not required to make any income tax payments during the three months ended April 30, 2023 or 2022. During the three months ended April 30, 2023 and 2022, the Company did not receive any income tax refunds that were material.

NOTE 11 – NET INCOME PER SHARE

Basic and diluted net income per share amounts are computed as follows (shares in thousands except in the note):

	Three Months Ended April 30,
	2023	2022
Net income	$2,109	$7,485

Weighted average number of shares outstanding – basic	13,413	14,910
Effect of stock awards (1)	133	82
Weighted average number of shares outstanding – diluted	13,546	14,992

Net income per share
Basic	$0.16	$0.50
Diluted	$0.16	$0.50
(1)	For the three months ended April 30, 2023 and 2022, the weighted average numbers of shares determined on a dilutive basis exclude the effects of antidilutive stock options covering an aggregate of 851,834 and 867,334 shares of common stock, respectively.

NOTE 12 – CASH DIVIDENDS AND COMMON STOCK REPURCHASES

On April 10, 2023, Argan’s board of directors declared a regular quarterly cash dividend in the amount of $0.25 per share of common stock, which was paid on April 28, 2023 to stockholders of record at the close of business on April 20, 2023. During the three months ended April 30, 2022, the board of directors declared a regular quarterly dividend of $0.25 per share of common stock, which was paid to stockholders on April 29, 2022.

Pursuant to its established program and authorizations provided by Argan’s board of directors, the Company repurchased shares of its common stock during the three months ended April 30, 2023 and 2022. During these periods, the Company repurchased 92,656 shares and 710,879 shares of common stock, all on the open market, for aggregate prices of approximately $3.7 million, or $39.61 per share, and $27.1 million, or $38.09 per share, respectively.

In August 2022, the Inflation Reduction Act (the “IRA”) was signed into law, which introduced a 1% excise tax on shares repurchased after December 31, 2022. For the three months ended April 30, 2023, the excise tax was not material.

NOTE 13 – CUSTOMER CONCENTRATIONS

The majority of the Company’s consolidated revenues relate to performance by the power industry services segment which provided 68% and 74% of consolidated revenues for the three months ended April 30, 2023 and 2022, respectively. The industrial services segment represented 29% and 22% of consolidated revenues for the three months ended April 30, 2023 and 2022, respectively.

The Company’s most significant customer relationships for the three months ended April 30, 2023 included four power industry service customers, which accounted for 16%, 14%, 14% and 13% of consolidated revenues, respectively. The Company’s most significant customer relationship for the three months ended April 30, 2022 included one power industry service customer, which accounted for 48% of consolidated revenues.

The accounts receivable balances from three major customers represented 37%, 10% and 10% of the corresponding consolidated balance as of April 30, 2023. Accounts receivable balances from three major customers represented 36%, 12% and 12% of the corresponding consolidated balance as of January 31, 2023. The contract asset balances from three major customers represented 22%, 16% and 12% of the corresponding consolidated balance as of April 30, 2023. Contract asset balances from one major customer represented 70% of the corresponding consolidated balance as of January 31, 2023.

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

Intersegment revenues and the related cost of revenues are netted against the corresponding amounts of the segment receiving the intersegment services. For the three months ended April 30, 2023 and 2022, intersegment revenues were not material.

Summarized below are certain operating results and financial position data of the Company’s reportable business segments for the three months ended April 30, 2023 and 2022. The “Other” column in each summary includes the Company’s corporate expenses.

Three Months Ended	Power	Industrial	Telecom
April 30, 2023	Services	Services	Services	Other	Totals
Revenues	$70,176	$30,307	$3,192	$—	$103,675
Cost of revenues	60,335	26,562	2,554	—	89,451
Gross profit	9,841	3,745	638	—	14,224
Selling, general and administrative expenses	5,714	1,460	703	2,714	10,591
Income (loss) from operations	4,127	2,285	(65)	(2,714)	3,633
Other income (loss), net	2,090	—	—	(2,719)	(629)
Income (loss) before income taxes	$6,217	$2,285	$(65)	$(5,433)	3,004
Income tax expense					895
Net income					$2,109

Amortization of intangibles	$—	$98	$—	$—	$98
Depreciation	128	304	114	1	547
Property, plant and equipment additions	389	256	—	—	645

Current assets	$303,596	$43,946	$3,985	$73,474	$425,001
Current liabilities	160,564	29,226	1,172	1,435	192,397
Goodwill	18,476	9,467	90	—	28,033
Total assets	330,736	61,421	7,071	76,466	475,694

Three Months Ended	Power	Industrial	Telecom
April 30, 2022	Services	Services	Services	Other	Totals
Revenues	$73,949	$22,501	$3,827	$—	$100,277
Cost of revenues	59,035	18,680	2,824	—	80,539
Gross profit	14,914	3,821	1,003	—	19,738
Selling, general and administrative expenses	5,615	1,759	765	2,436	10,575
Income (loss) from operations	9,299	2,062	238	(2,436)	9,163
Other income, net	584	—	2	9	595
Income (loss) before income taxes	$9,883	$2,062	$240	$(2,427)	9,758
Income tax expense					2,273
Net income					$7,485

Amortization of intangibles	$—	$166	$—	$—	$166
Depreciation	142	544	122	1	809
Property, plant and equipment additions	52	151	35	—	238

Current assets	$329,779	$27,872	$3,565	$86,375	$447,591
Current liabilities	170,684	12,362	1,685	1,543	186,274
Goodwill	18,476	9,467	90	—	28,033
Total assets	353,570	45,379	7,245	86,616	492,810

NOTE 15 — SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Other current assets consisted of the following at April 30, 2023 and January 31, 2023:

	April 30,	January 31,
	2023	2023
Income tax refunds receivable and prepaid income taxes	$16,233	$15,327
Raw materials inventory	12,172	11,903
Prepaid expenses	7,862	4,541
Other	6,109	6,563
Total other current assets	$42,376	$38,334

Accrued expenses consisted of the following at April 30, 2023 and January 31, 2023:

	April 30,	January 31,
	2023	2023
Accrued compensation	$11,382	$18,286
Project costs	21,764	17,448
Lease liabilities	1,491	1,567
Other	10,118	12,566
Total accrued expenses	$44,755	$49,867

On March 7, 2023, the Company determined that it had been a victim of a complex criminal scheme, which resulted in fraudulently-induced outbound wire transfers to a third-party account. As a result of the event, the Company incurred a loss of approximately $3.0 million related to the amount of the unrecovered funds. Any amount of this loss expected to be reimbursed to the Company from its insurance policy is not expected to be material. The Company retained specialized legal counsel and a cybersecurity services firm to assist in an independent forensic investigation of the incident and the efforts to recover the funds. As a result, the Company incurred legal, audit and other professional fees in the aggregate amount of $0.2 million related to this event. The total amount of the fraud loss and the professional fees, approximately $3.2 million, is included in other loss in the condensed consolidated statements of earnings for the three months ended April 30, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of April 30, 2023, and the results of their operations for the three month periods ended April 30, 2023 and 2022, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for Fiscal 2023 that was filed with the SEC on April 17, 2023 (the “Annual Report”).

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

Business Description

The Company is primarily a construction firm that conducts operations through its wholly-owned subsidiaries, GPS, APC, TRC and SMC. Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, maintenance, project development and technical consulting services to the power generation market, including the renewable energy sector, for a wide range of customers, including independent power project owners, public utilities, power plant heavy equipment suppliers and other commercial firms with significant power requirements. GPS and APC represent our power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides primarily on-site services that support new plant construction and additions, maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the Southeast region of the U.S. and that may include the fabrication, delivery and installation of steel components such as piping systems and pressure vessels. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region of the U.S.

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

Overview

Operating Results

Consolidated revenues for the three months ended April 30, 2023 were $103.7 million, which represented an increase of $3.4 million, or 3.4%, from consolidated revenues of $100.3 million reported for the three months ended April 30, 2022.

The revenues of the power industry services segment decreased by $3.8 million to $70.2 million for the three months ended April 30, 2023, from $73.9 million reported for the three months ended April 30, 2022. The revenues of this reportable segment of our business represented 67.7% and 73.7% of corresponding consolidated revenues for the three months ended April 30, 2023 and 2022, respectively. The industrial services business reported revenues of $30.3 million for the three months ended April 30, 2023. This amount represented an increase of $7.8 million, or 34.7%, from revenues of $22.5 million reported by TRC for the three months ended April 30, 2022. Revenues provided by this reportable business segment represented 29.2% and 22.4% of corresponding consolidated revenues for the three months ended April 30, 2023 and 2022, respectively.

Consolidated gross profit for the three-month period ended April 30, 2023 was $14.2 million, or approximately 13.7% of the corresponding consolidated revenues, which reflected positive contributions from all three reportable business segments. For the three-month period ended April 30, 2022, the consolidated gross profit was $19.7 million, which represented approximately 19.7% of the corresponding amount of consolidated revenues.

Selling, general and administrative expenses for the three months ended April 30, 2023 and 2022 was $10.6 million for each period.

Other loss, net, for the three months ended April 30, 2023 was $0.6 million, which reflected the wire-transfer fraud loss that occurred on March 7, 2023 and related professional fees (see Note 15 to the accompanying condensed consolidated financial statements), offset partially by income earned during the period on funds invested in a money market fund, CDs and U.S. Treasury notes.

For the three months ended April 30, 2023, income tax expense was $0.9 million which represented an estimated annual effective income tax rate of 25.3%. For the three months ended April 30, 2022, income tax expense was $2.3 million which represented an estimated annual effective income tax rate of 23.7% for the period.

For the three months ended April 30, 2023, our overall operating profit performance resulted in net income in the amount of $2.1 million, or $0.16 per diluted share. For the comparable period last year, we reported net income in the amount of $7.5 million, or $0.50 per dilutive share.

Project Backlog

At April 30, 2023, our consolidated project backlog amount of $0.8 billion consisted substantially of the projects of the power industry services reporting segment. The comparable backlog amount as of January 31, 2023 was also $0.8 billion. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects.

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

During the first quarter ended April 30, 2023, we achieved the substantial completion milestone for the Guernsey Power Station, which is located in Cambridge, Ohio, pursuant to an EPC services contract with Caithness Energy, L.L.C. This 1,875 MW, combined cycle power plant remains the largest single-phase, gas-fired, electricity-generation plant in the U.S. A small portion of our consolidated project backlog at April 30, 2023 relates to this project as GPS completes the commissioning process for this project, including all punch-list items, other commissioning tasks and demobilization efforts, as well as the closeout of open contract variations. Final completion of this project is currently expected to occur during the third quarter of Fiscal 2024.

We are also nearing completion of efforts under an EPC services contract with CPV Maple Hill Solar, LLC, an affiliate of Competitive Power Ventures, Inc., to construct the Maple Hill Solar facility, which we believe will be among the largest solar-powered energy plants in Pennsylvania. Project completion is currently scheduled to occur during the second half of Fiscal 2024. The unique Maple Hill Solar project, which is located in Cambria County, is being constructed using over 235,000 photovoltaic modules to generate approximately 100 MW of electrical power.

In October 2022, GPS added the EPC services contract value of the Trumbull Energy Center, a 950 MW natural gas-fired power plant to be built in Lordstown, Ohio. We received the full notice to proceed with the project from the owner, Clean Energy Future-Trumbull, LLC, in November 2022. We have since commenced activities for the project. This combined cycle power station will consist of two Siemens Energy SGT6-8000H gas fired, high efficiency, combustion turbines with two heat recovery steam generators and a single steam turbine. Project completion is scheduled for late in the year ending January 31, 2026.

Together, the Trumbull Energy Center, the Guernsey Power Station, the Maple Hill Solar facility represent nearly 3.0 gigawatts of potential electrical power. Additionally, the technical, project support and project management teams of GPS continue to team with APC on a new project in Ireland and assist APC with certain other current projects and business development efforts.

The business development efforts conducted by our APC operations have resulted in a significant increase in the project backlog of this business, which amounted to approximately $145 million as of April 30, 2023. A significant award occurred in October 2021 as APC entered into an engineering and construction services contract with EPUKI London, U.K., to construct a 2 x 330 MW natural gas-fired power plant in Carrickfergus that is near Belfast, Northern Ireland, in a structure that was initially designed to enclose coal-fired units. Our project, referred to as the “Kilroot” project, is being developed by EPNI Energy Limited. Full project activities are underway; however, there have been a number of unanticipated challenges related to this job impacting the contract, costs and schedule. Even with these difficulties, the overall completion of this project is expected to occur in the latter half of Fiscal 2024.

In May 2022, APC entered into engineering and construction services contracts with Ireland’s Electricity Supply Board (“ESB”) to construct three 65 MW aero-derivative gas turbine flexible generation power plants in and around the city of Dublin, Ireland. Two of the power plants, the Poolbeg and Ringsend FlexGen Power Plants, will be located on the Poolbeg Peninsula, and the Corduff FlexGen Power Plant will be built in nearby Goddamendy. All three projects cleared the applicable capacity auction in Fiscal 2023 and are expected to operate intermittently during peak periods of electricity demand and as back-up supply options when renewable electricity generation is limited. A full notice to proceed has been received and project activities have commenced. The completion of each power facility is expected to occur near the end of Fiscal 2024.

Additionally, APC was provided with limited notices to proceed with EPC project activities for an open-cycle gas turbine power facility in central Ireland that will have the capacity to generate approximately 264 MW of temporary emergency electrical power. GPS is teaming with APC in performance of this contract.

The project backlog of TRC has been increased by over 180% since April 30, 2022 to approximately $151 million as of April 30, 2023, reflecting a business development emphasis on the award of larger industrial field service construction projects from continuing and new customers. The recent emphasis on construction opportunities influenced the strategic decision to consolidate the pipe and vessel fabrication facilities to reduce fixed costs, streamline operations and better support a growing and scalable business model.

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

Major advances in the safe combination of horizontal drilling techniques and hydraulic fracturing led to the boom in natural gas supplies which have been available generally at consistently low and stable prices. However, reductions in production levels during the pandemic and an increase in the amount of liquid natural gas exports, among other factors including the Russian invasion of Ukraine, strained domestic natural gas supplies and forced prices upwards. As a result, the price of natural gas in the U.S. increased meaningfully during the 2022 calendar year. However, spot prices have declined during the early months of 2023 and are forecasted to continue to lessen through the remainder of 2023 before rising again in calendar year 2024. When sudden power needs emerge and natural gas prices are relatively high, power producers often choose to increase coal-fired power to satisfy the short term demands for electricity.

In the reference case of its Annual Energy Outlook 2023, the Energy Information Administration (“EIA”) projects that economic growth paired with increasing electrification in end-user sectors will result in the stable growth of electricity demand in the U.S. through 2050. Declining capital costs for solar panels, wind turbines and battery storage, as well as government subsidies like those included in the IRA will result in renewables becoming increasingly cost effective compared with the alternatives when the costs of building new power capacity are considered. Renewables are increasingly meeting power demand through 2050 as they outcompete natural gas, coal and nuclear power. Uncertainty in natural gas prices leads to different unfavorable projections for combined cycle units in the short term, but in the long term, natural gas demand from the electric power sector stabilizes. As a result of the renewables growth, U.S. coal-fired generation capacity will decline sharply to about 54% of current levels by 2030, with a gradual decline thereafter.

The historic decline in the use of coal as a power source in the U.S. was caused, to a significant extent, by the plentiful supply of domestic and generally inexpensive natural gas which made it the fuel of choice for power plant developers over this period. The pace of the historic increase in the preference for natural gas as an electricity generating fuel source also was energized, in part, by environmental activism and restrictive regulations targeting coal-fired power plants. However, the environmentalist opposition against coal-fired power generation has expanded meaningfully to target all fossil fuel energy projects, including both power plants and pipelines, and has evolved into powerful support for renewable energy sources.

Protests against fossil-fuel related energy projects garner media attention and stir public skepticism about new projects which have resulted in delays due to onsite protest demonstrations, indecision by local officials and lawsuits. Various cities, counties and states have adopted clean energy and carbon-free goals or objectives with achievement expected by a certain future date, typically 10 to 30 years out. These aspirational goals may increase the risk of a new power plant becoming a stranded asset long before the end of its otherwise useful economic life, which is a risk that potential equity capital providers may be unwilling to take. The difficulty in obtaining project equity financing and the other factors identified above, may be adversely impacting the planning and initial phases for the construction of new natural gas-fired power plants. Lenders, who have become more wary of funding fossil-fuel ventures as environmental, social and governance ideals influence investment decisions, may be generally unwilling to provide capital for energy projects to increase the domestic production and transmission of oil and natural gas. In addition, an announcement by Chubb Insurance may signal new difficulties for certain oil and gas projects. In particular, the insurance underwriter will require oil and gas industry clients to implement plans to reduce methane emissions, that are among the most severe greenhouse gases, and will not provide insurance coverage for oil and gas projects in government-protected conservation areas that do not allow for sustainable use.

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

In August 2022, President Biden signed the IRA, a climate and healthcare bill that imposes new taxes on corporations with net profits for financial reporting in excess of $1.0 billion, spends billions of dollars over a decade on new workers and technology at the IRS, and funds hundreds of billions of dollars in tax subsidies intended to combat climate change among other measures. According to certain commentary, the legislation will cause investment in technologies needed for leaner production and the use of fuel types, including hydrogen, nuclear, renewables and fossil fuels. However, it appears that receipt of the majority of the tax subsidies will be conditioned on the extent that taxpayers “buy American” and/or pay prevailing wages, among other requirements. Existing supply chains may lack the capacity to meet the demand that the incentives are intended to create. Therefore, the subsidies may not provide the intended economic incentives to renewable and other energy project owners. It is not clear that the legislation, for which the rules and regulations have not yet been finalized, will provide assistance to current and future project owners of fossil-fuel power projects as intended.

In fact, in May 2023, the Biden administration proposed new rules for the Environmental Protection Agency (the “EPA”) that are intended to drastically reduce greenhouse gases from coal- and gas-fired power plants that officials admit will cost such plants billions of dollars to comply fully by 2042. The new EPA rules would give owners of energy plants, that are providing base load power, flexibility in choosing the means to achieve the emission targets. Alternatives could include the installation of carbon-capture systems that remove carbon dioxide from flue gases that are the byproduct of fossil-fuel combustion or the blending of cleaner fuels such as hydrogen. The rules are undergoing a two-month public comment period.

Most recently, the debt ceiling bill signed by President Biden on June 3, 2023, includes reforms for certain elements of the permitting process for energy projects. The bill imposes certain timelines for federal agencies to review and approve major energy projects and includes provisions designating a single agency to take the lead on the environmental review process. Such streamlining of the current permitting process for energy generating facilities could ease certain constraints on the power industry.

Regarding emissions, it is important to note that in its 2023 reference case, EIA projects that U.S. energy-related carbon dioxide emissions will decline by a little over 30% below the 2005 emissions level by 2030. We believe that a significant portion of the reduction related to the shift from coal-fired to natural gas-fired power generation has already occurred as described above. It appears that from 2005 to 2022, the energy-related emissions declined by approximately 20%. The EIA credits the impacts of the IRA, updates to technology costs and performance across the energy system and changes in the macroeconomic outlook with maintaining the reduction percentage versus the 2005 level of emissions at approximately 30% through 2050. In addition, the EIA indicates that further emissions reductions are limited by longer-term growth in U.S. transportation and industrial activity. The EIA in its report does not include emissions from the power industry among the reasons for the lack of further emission reductions from 2030 through 2050.

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

Most of our recently completed and awarded EPC service contracts relate to the construction of natural gas-fired power plants located within the Mid-Atlantic geographic footprint of PJM Interconnection (“PJM”), which operates a capacity market to ensure long-term grid reliability by securing the appropriate amount of power supply resources needed to meet predicted future energy demands in the Mid-Atlantic region of the U.S. Capacity payments represent meaningful portions of the revenue streams of qualifying power plants.  The capacity auction for a particular delivery year was usually held during the month of May, three years prior to the actual delivery year. However, the 2023/2024 auction, rescheduled to December 2021, was delayed until January 2022 and then was postponed again until June 2022. The auction results included increased capacity powered by nuclear, solar and natural gas energy sources, and decreased capacity provided by coal and wind energy sources. However, prices for the 2023/2024 and 2024/2025 delivery years were significantly lower than each previous auction. Capacity auction prices are scheduled to be posted for 2025-2026 in June 2023. However, PJM recently informed stakeholders that it will seek to delay this auction, which would require the approval of the Federal Energy Regulatory Commission (“FERC”), so that market design rule changes proposed by stakeholders might be implemented for all future auctions.

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

In May 2023, the North American Reliability Corporation (“NERC”) issued its Summary Energy Market and Electric Reliability Assessment that does inform FERC that all regions have sufficient capacity power to meet summer demands under normal weather conditions, which is an improved situation as compared to last year. However, the report warns that most of the western U.S., as well as a few other areas of North America, could face capacity power shortfalls during the upcoming summer during extreme conditions like severe heatwaves. The reaction from at least one FERC Commissioner was a statement that the report bodes poorly for the ability of the grid to meet future energy needs, as intermittent renewable power sources continue to replace fossil-fuel plant retirements. The statement continued with an assertion that the U.S. is losing dispatchable electricity generation at a pace that is unsustainable and that will result in negative consequences in the future.

In summary, throughout the U.S., the risk of electricity shortages is real as traditional power plants are being retired more quickly than they can be replaced by renewable energy and battery storage. Power grids are feeling the strain as the U.S. makes the historic transition from conventional power plants fueled by coal and natural gas to cleaner forms of energy such as wind and solar power, and aging nuclear plants are slated for retirement. Electric-grid operators are warning that power-generating capacity is struggling to keep up with demand, a gap that could lead to additional rolling blackouts during heat waves or other peak power periods.

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

Electricity generation from commercial nuclear power plants in the U.S. began in 1958. At the end of 2021, the U.S. had 93 operating commercial nuclear reactors at 55 nuclear power plants in 28 states. The average age of these nuclear reactors is about 40 years old with most plants authorized to operate for another 20 years. The newest reactor in the fleet entered service in 2016, which was twenty years after the previous one began operation. There are two new reactors under construction in the U.S., Vogtle Units 3 and 4. The completion of these two units is many years behind schedule and the units are billions of dollars in excess of their initial estimated cost.

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

While both of these countries are committed to the increase in energy consumption sourced from wind and the sun on the pathway to net zero emissions, there is a recognition that these sources of electrical power are inherently variable. Other technologies will be required to support these power sources and to provide electricity when power demands exceed the amount of electricity supplied by these renewables. The existence of the necessary power reserve will require conventional generation sources, typically natural gas-fired power plants but including nuclear power in the U.K. APC was awarded the significant Kilroot project late in Fiscal 2022 to build a clean burning natural gas-fired power plant in Northern Ireland so that existing coal-fired power sources there can be replaced.

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

The Irish government has issued a policy statement on the security of the electricity supply in Ireland which confirms the requirement for the development of new support technologies to deliver on its commitment to have 80% of the country’s electricity generated from renewables by 2030. The report emphasizes that this will require a combination of conventional generation (typically powered by natural gas), interconnection to other jurisdictions, demand flexibility and other technologies such as battery storage and generation from renewable gases. The Irish government has approved that the development of new conventional generation (including gas-fired and gasoil distillate-fired generation) is a national priority and should be permitted and supported in order to ensure the security of electricity supply while supporting the growth of renewable electricity generation. In tandem with this strategic approach by the Irish government, a significant emphasis has been placed on the development of a green hydrogen policy to expand its role in the overall energy mix required. The work underway for the security of supply review of Ireland’s electricity and natural gas systems will be done in parallel with the development of the hydrogen strategy to ensure that long-term security needs take account of future hydrogen technologies. The investment in the production of green hydrogen correlates strongly with the rapidly developing Irish offshore wind sector and significant bankability signals under the wider European energy policy.

As noted above, APC entered into engineering and construction services contracts during Fiscal 2023 with the ESB to construct three 65 MW aero-derivative gas turbine flexible generation power plants around the city of Dublin, Ireland. All three projects are expected to operate intermittently during peak periods of electricity demand and as back-up supply options when renewable electricity generation is limited. Full construction activities are underway and the plants are scheduled to be completed by the end of Fiscal 2024.

Further, the Irish government recognized that the successful development of data centers in the country is a key aspect in promoting Ireland as a digital economy hot-spot in Europe. The stewards of the electricity supply in Ireland recognize that the large increase in electricity demand presented by the growth of the data center industry represents an evolving, significant risk to the security of the supply. Accordingly, guidelines have been published with the intent to protect both electricity consumers and the security of supply while continuing to allow data centers to connect to the electricity system. Assessment criteria for applications of data centers to obtain grid connections include, among other items, the ability of data center applicants to bring onsite dispatchable power generation (and/or storage) equivalent to or greater than their demand in order to support the security of supply. It is expected that any dispatchable on-site generation developed by data center operators will use natural gas as the primary fuel source combined with renewable technologies such as batteries and solar. The creation of these “energy parks” are seen as a key attraction to the continued investment into Ireland by both the data center providers and their tenants. APC recently completed a project to install natural gas-fired power generation for a major data center in the Dublin area.

APC is actively pursuing other new business opportunities in both the renewable and support sectors of power generation with its existing and new clients. The governments of Ireland and the U.K. have already made funds available to develop and support specific energy projects. APC is also in dialogue with several data center providers in relation to the development of on-site energy parks. The engineering and construction teams of APC are engaged in continuous discussions with particular stakeholders in certain of these other projects and APC’s management believes that it will be part of their eventual execution.

Over the past few years, GPS has provided top management guidance and project management expertise to APC as it completed its subcontract efforts for a biomass-burning power plant and won the awards of the projects to build new gas-fired power plant units near Belfast and Dublin. APC has provided manpower to GPS on several of its EPC services contracts. These recent experiences have demonstrated that the two companies can combine resources effectively. We believe that GPS and APC working together is a competitive advantage as we pursue emerging new business opportunities in Ireland and the U.K., based on the strength of the reputation of GPS for successfully completing large gas-fired power plant projects in the U.S. and the growing recognition in the power community in Ireland and the U.K. that APC is positioned and has the capability to build complex power facilities. Most recently, APC was provided with limited notices to proceed with EPC contract activities for an open-cycle gas turbine power facility to be built in central Ireland that will have the capacity to generate approximately 264 MW of temporary emergency electrical power. GPS is teaming with APC in the performance of this contract.

We are committed to the rational pursuit of new construction projects, including those with overseas locations and unique deployments of power-generation turbines, and the future growth of our revenues. This may result in additional decisions to make investments in the development and/or ownership of new projects. Because we believe in the strength of our balance sheet, we are willing to consider certain opportunities that include reasonable and manageable risks in order to assure the award of the related EPC or equipment installation services contracts to us.

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

Comparison of the Results of Operations for the Three Months Ended April 30, 2023 and 2022

We reported net income of $2.1 million, or $0.16 per diluted share, for the three months ended April 30, 2023. For the comparable period of the prior year, we reported net income of $7.5 million, or $0.50 per diluted share.

The following schedule compares our operating results for the three months ended April 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended April 30,
	2023	2022	$ Change	% Change
REVENUES
Power industry services	$70,176	$73,949	$(3,773)	(5.1)%
Industrial fabrication and field services	30,307	22,501	7,806	34.7
Telecommunications infrastructure services	3,192	3,827	(635)	(16.6)
Revenues	103,675	100,277	3,398	3.4
COST OF REVENUES
Power industry services	60,335	59,035	1,300	2.2
Industrial fabrication and field services	26,562	18,680	7,882	42.2
Telecommunications infrastructure services	2,554	2,824	(270)	(9.6)
Cost of revenues	89,451	80,539	8,912	11.1
GROSS PROFIT	14,224	19,738	(5,514)	(27.9)
Selling, general and administrative expenses	10,591	10,575	16	0.2
INCOME FROM OPERATIONS	3,633	9,163	(5,530)	(60.4)
Other (loss) income, net	(629)	595	(1,224)	NM
INCOME BEFORE INCOME TAXES	3,004	9,758	(6,754)	(69.2)
Income tax expense	895	2,273	(1,378)	(60.6)
NET INCOME	$2,109	$7,485	$(5,376)	(71.8)%

Revenues

Power Industry Services

The revenues of the power industry services segment, representing the businesses of GPS and APC, decreased by 5.1%, or $3.8 million, to $70.2 million for the three months ended April 30, 2023 compared with revenues of $73.9 million for the three months ended April 30, 2022 as the quarterly construction activities associated with the Guernsey Power Station project, Maple Hill Solar energy facility and Equinix data center project are generally near or at completion. The reduction in revenues between the quarters was partially offset by increasing revenues at several projects including the Trumbull Energy Center, the ESB FlexGen peaker plants, the Kilroot Power Station and the initial phases of another power plant project in Ireland. The revenues of this business segment represented approximately 67.7% of consolidated revenues for the quarter ended April 30, 2023 and 73.7% of consolidated revenues for the corresponding prior year quarter.

The primary driver for the revenues of this segment for the three months ended April 30, 2022 were the revenues associated with the construction of the Guernsey Power Station as the construction activities on this project were at peak levels.

Industrial Fabrication and Field Services

The revenues of our industrial fabrication and field services segment, representing the business of TRC, increased by $7.8 million, or 34.7%, to $30.3 million for the three months ended April 30, 2023 compared to revenues of $22.5 million for the three months ended April 30, 2022 as the amounts of field services and vessel fabrication work increased between periods. For the three months ended April 30, 2023 and 2022, the revenues of this segment represented 29.2% and 22.4% of consolidated revenues for the corresponding periods.

The major customers of TRC include some of North America’s largest fertilizer producers, as well as other chemical, mining, forest products, construction and energy companies with plants, facilities and other sites located primarily in the Southeast region of the U.S.

Telecommunications Infrastructure Services

The revenue results of this business segment, which represent the business of SMC, were $3.2 million for the three-month period ended April 30, 2023, a decrease of $0.6 million, or 16.6%, from the amount of revenues earned during the three months ended April 30, 2022.

Cost of Revenues

With the increase in consolidated revenues for the three months April 30, 2023 compared with last year’s first quarter ended April 30, 2022, the consolidated cost of revenues also increased between the quarters. These costs were $89.5 million and $80.5 million for the three-month periods ended April 30, 2023 and 2022, respectively, representing an increase of approximately 11.1%.

For the three-month period ended April 30, 2023, we reported a consolidated gross profit of approximately $14.2 million which represented a gross profit percentage of approximately 13.7% of corresponding consolidated revenues, a decrease from the three-month period ended April 30, 2022 primarily due to changes in our revenue mix, the reversal of previously recorded profit on a project by APC and a loss incurred by TRC on one of its projects. The gross profit percentages of corresponding revenues for the power industry services, industrial fabrication and field services and the telecommunications infrastructure services segments were 14.0%, 12.4% and 20.0%, respectively, for the quarter ended April 30, 2023.

Our consolidated gross profit reported for the three-month period ended April 30, 2022 was $19.7 million, which represented a gross profit percentage of approximately 19.7% of corresponding consolidated revenues. The gross profit percentages of corresponding revenues for the power industry services, industrial fabrication and field services and the telecommunications infrastructure services segments were 20.2%, 17.0% and 26.2%, respectively, for the quarter ended April 30, 2022.

Selling, General and Administrative Expenses

These costs remained stable at $10.6 million during each of the three months ended April 30, 2023 and 2022, and represented 10.2% and 10.5% of corresponding consolidated revenues, respectively.

Other (Loss) Income, Net

Other loss, net, for the three months ended April 30, 2023 was $0.6 million, which reflected the wire-transfer fraud loss that occurred on March 7, 2023 in the amount of $3.0 million and the related legal, audit and other professional fees in the amount of $0.2 million that were incurred in the investigation and reporting of this event, and the conduct of loss-recovery efforts (see Note 15 to the accompanying condensed consolidated financial statements). The total amount of $3.2 million was offset partially by income earned during the period on funds invested in money market accounts, CDs and U.S. Treasury notes in the total amount of approximately $2.4 million, as investment returns are meaningfully higher this year.

We reported other income, net, in the amount of $0.6 million for the three months ended April 30, 2022, which included primarily earnings associated with our solar fund investments.

Income Taxes

We incurred income tax expense for the three months ended April 30, 2023 in the amount of approximately $0.9 million, which reflects a currently estimated annual effective income tax rate of 25.3%. This estimated tax rate differs from the statutory federal tax rate of 21% due primarily to the unfavorable estimated effects of state income taxes and permanent differences, including certain nondeductible executive compensation and an increased amount of global intangible low taxed income (“GILTI”) for the current year. For the three months ended April 30, 2022, we reported income tax expense in the amount of approximately $2.3 million, which reflected an estimated annual effective income tax rate of 23.7% for the period.

Liquidity and Capital Resources as of April 30, 2023

At April 30 and January 31, 2023, our balances of cash and cash equivalents were $195.9 million and $173.9 million, respectively, which represented an increase of $22.0 million.

The net amount of cash used in operating activities for the three months ended April 30, 2023 was $1.2 million. Our net income for the three months ended April 30, 2023, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $5.4 million. The reduction in the balance of contract assets of $19.9 million, represented a source of cash and was primarily due to project retentions being moved to contract receivables as the Guernsey Power Station reached substantial completion during the period. The $10.6 million increase in contract receivables during the period represented a use of cash, primarily due to GPS and TRC project billings and, as previously mentioned, the reclassification of project retentions related to the Guernsey Power Station. The increase in contract liabilities of $15.0 million represented a source of cash, primarily due to the net effect of the early phase of construction activities on a GPS project and post peak phase of certain APC projects. However, reductions in the combined level of accounts payables and accrued expenses in the amount of $26.9 million and the increase of other assets of $4.1 million, represented uses of cash during the period.

During the three months ended April 30, 2023, our primary source of cash from investing activities was the net maturities of our short-term investments, which consist entirely of CDs issued by the Bank, in the amount of $59.8 million. We used $30.4 million of these proceeds to invest in available-for-sale securities of U.S. Treasury notes. We also used $0.6 million to make capital expenditures.

For the three months ended April 30, 2023, we used $6.5 million cash in financing activities, including $3.7 million used to repurchase shares of common stock and $3.4 million used for the payment of regular cash dividends. We received proceeds from the exercise of stock options in the amount of $0.5 million, which represented a source of cash. As of April 30, 2023, there were no restrictions with respect to intercompany payments between the holding company, GPS, TRC, APC and SMC.

During the three months ended April 30, 2022, our balance of cash and cash equivalents decreased by a net amount of $158.2 million and our working capital decreased by $22.9 million to $261.3 million as of April 30, 2022. The net amount of cash used in operating activities for the three months ended April 30, 2022 was $39.7 million. Our net income for the period, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $9.8 million. However, reductions in the balance of contract liabilities and the combined level of accounts payable and accrued expenses in the amounts of $20.9 million and $15.2 million, respectively, represented uses of cash. Both of these reductions related primarily to the decline in the construction activity of the Guernsey Power Station project. Likewise, the increases in the amounts of accounts receivable, contract assets, prepaid expenses and other assets, in the total of $13.3 million, represented uses of cash during the period.

During the three months ended April 30, 2022, we also used cash to increase the level of our short-term investments, which consisted entirely of CDs issued by the Bank, by $85.0 million. We also used $30.7 million cash in financing activities during the three months ended April 30, 2022, including $27.1 million used to repurchase shares of our common stock, and $3.7 million used for the payment of regular cash dividends.

At April 30, 2023, a portion of our balance of cash and cash equivalents was invested in certificates of deposit and money market funds with most of its net assets invested in cash, U.S. Treasury obligations and repurchase agreements secured by U.S. government obligations. The major portion of our domestic operating bank account balances are maintained with the Bank. We do maintain certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of the operations of APC.

In order to monitor the actual and necessary levels of liquidity for our business, we focus on net liquidity, or working capital, in addition to our cash balances. During the three months ended April 30, 2023, our net liquidity decreased by $3.6 million to $232.6 million as of April 30, 2023 from $236.2 million as of January 31, 2023, due primarily to common stock repurchases and the payment of cash dividends, partially offset by our net income for the period. As we have no debt service, as our fixed asset acquisitions in a reporting period are typically low, and as our net liquidity includes our short-term investments and available-for-sale U.S. Treasury notes, our levels of working capital are not subjected to the volatility that affects our levels of cash and cash equivalents.

During April 2021, we amended our Credit Agreement with the Bank which extended the expiration date of the Credit Agreement to May 31, 2024 and reduced the borrowing rate. On March 6, 2023, we entered into the Second Amendment to the Credit Agreement. The Second Amendment modified the Credit Agreement to, primarily, replace the interest pricing with a rate of SOFR plus 1.6% and add SOFR successor rate language. The Credit Agreement, as amended, includes the following features, among others: a lending commitment of $50.0 million including a revolving loan and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions. Additionally, the Credit Agreement, as amended, continues to include customary terms, covenants and events of default for a credit facility of its size and nature.

We may also use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business as defined by the Bank. At April 30, 2023, we had no outstanding borrowings. However, the Bank has issued letters of credit in the total outstanding amount of $11.5 million in support of the activities of APC under new customer contracts.

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement, as amended, requires that we comply with certain financial covenants at our fiscal year-end and at each fiscal quarter-end, and includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. At April 30, 2023, we were compliant with the covenants of the Credit Agreement, as amended.

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

As of April 30, 2023 and January 31, 2023, the estimated amounts of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, were approximately $0.5 billion and $0.6 billion, respectively. As of April 30, 2023 and January 31, 2023, the outstanding amounts of bonds covering other risks, including warranty obligations related to completed activities, were not material. Not all of our projects require bonding.

We have also provided a financial guarantee in the amount of $3.6 million to support certain project developmental efforts. A liability was established for the estimated loss related to this guarantee during Fiscal 2022.

When sufficient information about claims related to performance on projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such losses. As our subsidiaries are wholly-owned, any actual liability related to contract performance is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. Any amounts that we may be required to pay in excess of the estimated costs to complete contracts in progress as of April 30, 2023 are not estimable.

The Company made prior year investments of approximately $6.3 million in limited liability companies that make equity investments in solar energy projects that are eligible to receive energy tax credits. It is likely that we will evaluate opportunities to make other solar energy investments of this type in the future.

We believe that cash on hand, our cash equivalents, cash that will be provided from the maturities of short-term investments and sales of debt securities and cash generated from our future operations, with or without funds available under our Credit Agreement, as amended, will be adequate to meet our general business needs in the foreseeable future. In general, we maintain significant liquid capital in our consolidated balance sheet to ensure the maintenance of our bonding capacity and to provide parent company performance guarantees for EPC and other construction projects.

However, any significant future acquisition, investment or other unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

The table following immediately below presents the determinations of EBITDA for the three months ended April 30, 2023 and 2022, respectively (amounts in thousands).

	Three Months Ended
	April 30,
	2023	2022
Net income, as reported	$2,109	$7,485
Income tax expense	895	2,273
Depreciation	547	809
Amortization of intangible assets	98	166
EBITDA	$3,649	$10,733

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

We consider the accounting policies related to revenue recognition on long-term construction contracts; income tax reporting; and the financial reporting associated with any significant claims or legal matters to be most critical to the understanding of our financial position and results of operations. An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report. During the three months ended April 30, 2023, there have been no material changes in the way we apply the critical accounting policies described therein.

Recently Issued Accounting Pronouncements

Other than ASU 2023-02 that is related to the accounting for investment tax credits and that is discussed in Note 1 to the accompanying condensed consolidated financial statements, there are no recently issued accounting pronouncements that have not yet been adopted that we believe may be material to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of April 30, 2023, we had no outstanding borrowings under our financing arrangements with the Bank (see Note 6 to the accompanying condensed consolidated financial statements), which provide a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2024 with interest at SOFR plus 1.6%. During the three months ended April 30, 2023 and 2022, we did not enter into any material derivative financial instruments for trading, speculation or other purposes that would expose us to market risk.

We maintain a substantial amount of our temporarily investable cash in certificates of deposit, a money market fund and U.S. Treasury notes (see Note 3 of the accompanying condensed consolidated financial statements). As of April 30, 2023, the weighted average number of days remaining until maturity for the certificates of deposit, money market funds and U.S Treasury notes was 388 days. The weighted average annual interest rate of our certificates of deposit of $100.0 million, the money market funds balance of $112.5 million, and the U.S. Treasury notes face value of $30.0 million was 4.89%. To illustrate the potential impact of changes in the overall interest rate associated with our investable cash balance at April 30, 2023 on our annual results of operations, we present the following hypothetical analysis. It assumes that our condensed consolidated balance sheet as of April 30, 2023 remains constant, and no further actions are taken to alter our existing interest rate sensitivity, including reinvestments (dollars in thousands).

	Increase (Decrease) in	Increase (Decrease) in	Net Increase (Decrease) in
Basis Point Change	Interest Income	Interest Expense	Income (Pre-Tax)
Up 300 basis points	$7,731	$—	$7,731
Up 200 basis points	5,154	—	5,154
Up 100 basis points	2,577	—	2,577
Down 100 basis points	(2,577)	—	(2,577)
Down 200 basis points	(5,154)	—	(5,154)
Down 300 basis points	(7,731)	—	(7,731)

With the consolidation of APC, we are subject to the effects of translating the financial statements of APC from its functional currency (Euros) into our reporting currency (U.S. dollars). The effects of translation are recognized in accumulated other comprehensive loss, which is net of tax when applicable. APC remeasures transactions and subsidiary financial statements denominated in local currencies to Euros. Gains and losses on the remeasurements are recorded in the other (loss) income line of our condensed consolidated statement of earnings.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of April 30, 2023.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to the Company and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure in the reports.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized management to spend up to $125 million in the repurchase of shares of our common stock in the open market or through investment banking institutions, privately-negotiated transactions, or direct purchases (the “Share Repurchase Plan”). The timing and amount of stock repurchase transactions will depend on market and business conditions, applicable legal and credit requirements and other corporate considerations. In accordance with the SEC’s Rule 10b5-1, and pursuant to the Share Repurchase Plan, we have allowed, and may in the future allow, the repurchase of our common stock during trading blackout periods by an investment banking firm or other institution agent acting on our behalf pursuant to predetermined parameters.

Information related to our share repurchases for the three months ended April 30, 2023 follows:

				Approximate Dollar
			Total Number of	Value of Shares That May Yet
			Shares Purchased as Part of	Be Purchased under the
	Total Number of	Average Price per	Publicly Announced	Plans or Programs
Period	Shares Repurchased	Share Paid	Plans or Programs	(Dollars in Thousands)
February 1 - 28, 2023	40,100	$39.53	40,100	$34,816
March 1 - 31, 2023	34,938	$39.67	34,938	$33,430
April 1 - 30, 2023	17,618	$39.69	17,618	$32,731
Total	92,656		92,656

Under the Share Repurchase Plan and as of April 30, 2023, the Company has repurchased 2,476,122 shares of its common stock since November 2021 (when it began to make such repurchases) at an average price of $37.26 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

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

ARGAN, INC.

June 8, 2023	By:	/s/ David H. Watson
David H. Watson
President and Chief Executive Officer

June 8, 2023	By:	/s/ Richard H. Deily
Richard H. Deily
Senior Vice President, Chief Financial Officer,
Treasurer and Corporate Secretary