Form 10-Q
period 2023-07-31
ARGAN INC
filed 2023-09-06
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

July 31, 2023

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

Common stock, $0.15 par value: 13,318,653 shares as of September 1, 2023.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
REVENUES	$141,349	$118,110	$245,024	$218,387
Cost of revenues	117,607	93,723	207,058	174,262
GROSS PROFIT	23,742	24,387	37,966	44,125
Selling, general and administrative expenses	10,501	10,984	21,092	21,559
INCOME FROM OPERATIONS	13,241	13,403	16,874	22,566
Other income, net	4,118	505	3,489	1,100
INCOME BEFORE INCOME TAXES	17,359	13,908	20,363	23,666
Income tax expense	4,592	9,686	5,487	11,959
NET INCOME	12,767	4,222	14,876	11,707
Foreign currency translation adjustments	(185)	(687)	255	(1,951)
Net unrealized losses on available-for-sale securities	(683)	—	(720)	—
COMPREHENSIVE INCOME	$11,899	$3,535	$14,411	$9,756

NET INCOME PER SHARE
Basic	$0.95	$0.30	$1.11	$0.81
Diluted	$0.94	$0.30	$1.10	$0.80

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	13,403	14,134	13,408	14,516
Diluted	13,542	14,247	13,544	14,616

CASH DIVIDENDS PER SHARE	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	July 31,	January 31,
	2023	2023
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$204,799	$173,947
Investments	141,616	151,511
Accounts receivable, net	44,532	50,132
Contract assets	20,747	24,778
Other current assets	43,438	38,334
TOTAL CURRENT ASSETS	455,132	438,702
Property, plant and equipment, net	10,457	10,430
Goodwill	28,033	28,033
Intangible assets, net	2,413	2,609
Deferred taxes, net	3,910	3,689
Right-of-use and other assets	5,763	6,024
TOTAL ASSETS	$505,708	$489,487

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$31,530	$56,375
Accrued expenses	67,620	49,867
Contract liabilities	116,456	96,261
TOTAL CURRENT LIABILITIES	215,606	202,503
Noncurrent liabilities	5,066	6,087
TOTAL LIABILITIES	220,672	208,590

COMMITMENTS AND CONTINGENCIES (see Notes 7 and 8)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 15,828,289 shares issued;13,353,653 and 13,441,590 shares outstanding at July 31, 2023 and January 31, 2023, respectively	2,374	2,374
Additional paid-in capital	162,323	162,208
Retained earnings	216,009	207,832
Less treasury stock, at cost – 2,474,636 and 2,386,699 shares at July 31, 2023 and January 31, 2023, respectively	(92,329)	(88,641)
Accumulated other comprehensive loss	(3,341)	(2,876)
TOTAL STOCKHOLDERS’ EQUITY	285,036	280,897
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$505,708	$489,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2023 AND 2022

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional			Accumulated
	Outstanding	Par	Paid-in	Retained	Treasury	Other Comprehensive	Non-controlling	Total
	Shares	Value	Capital	Earnings	Stock	Loss	Interest	Equity
Balances, May 1, 2023	13,414,404	$2,374	$161,347	$206,584	$(89,883)	$(2,473)	$—	$277,949
Net income	—	—	—	12,767	—	—	—	12,767
Foreign currency translation loss	—	—	—	—	—	(185)	—	(185)
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(683)	—	(683)
Stock compensation expense	—	—	1,184	—	—	—	—	1,184
Stock option exercises and other share-based award settlements	16,381	—	(208)	—	611	—	—	403
Common stock repurchases	(77,132)	—	—	—	(3,057)	—	—	(3,057)
Cash dividends	—	—	—	(3,342)	—	—	—	(3,342)
Balances, July 31, 2023	13,353,653	$2,374	$162,323	$216,009	$(92,329)	$(3,341)	$—	$285,036

Balances, May 1, 2022	14,585,908	$2,374	$159,170	$192,463	$(47,482)	$(3,715)	$(797)	$302,013
Net income	—	—	—	4,222	—	—	—	4,222
Foreign currency translation loss	—	—	—	—	—	(687)	—	(687)
Stock compensation expense	—	—	1,059	—	—	—	—	1,059
Common stock repurchases	(701,713)	—	—	—	(26,091)	—	—	(26,091)
Cash dividends	—	—	—	(3,480)	—	—	—	(3,480)
Balances, July 31, 2022	13,884,195	$2,374	$160,229	$193,205	$(73,573)	$(4,402)	$(797)	$277,036

Balances, February 1, 2023	13,441,590	$2,374	$162,208	$207,832	$(88,641)	$(2,876)	$—	$280,897
Net income	—	—	—	14,876	—	—	—	14,876
Foreign currency translation gain	—	—	—	—	—	255	—	255
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(720)	—	(720)
Stock compensation expense	—	—	2,218	—	—	—	—	2,218
Stock option exercises and other share-based award settlements	81,851	—	(2,103)	—	3,050	—	—	947
Common stock repurchases	(169,788)	—	—	—	(6,738)	—	—	(6,738)
Cash dividends	—	—	—	(6,699)	—	—	—	(6,699)
Balances, July 31, 2023	13,353,653	$2,374	$162,323	$216,009	$(92,329)	$(3,341)	$—	$285,036

Balances, February 1, 2022	15,257,688	$2,368	$158,190	$188,690	$(20,405)	$(2,451)	$(797)	$325,595
Net income	—	—	—	11,707	—	—	—	11,707
Foreign currency translation loss	—	—	—	—	—	(1,951)	—	(1,951)
Stock compensation expense	—	—	1,979	—	—	—	—	1,979
Stock option exercises and other share-based award settlements	39,099	6	60	—	—	—	—	66
Common stock repurchases	(1,412,592)	—	—	—	(53,168)	—	—	(53,168)
Cash dividends	—	—	—	(7,192)	—	—	—	(7,192)
Balances, July 31, 2022	13,884,195	$2,374	$160,229	$193,205	$(73,573)	$(4,402)	$(797)	$277,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,876	$11,707
Adjustments to reconcile net income to net cash used in operating activities
Stock compensation expense	2,218	1,979
Depreciation	1,035	1,556
Lease expense	884	1,319
Changes in accrued interest on investments	(341)	(617)
Deferred income tax (benefit) expense	(196)	373
Amortization of intangible assets	196	399
Equity in loss (income) of solar energy investments	98	(1,070)
Other	64	8
Changes in operating assets and liabilities
Accounts receivable	5,600	2,090
Contract assets	4,031	(3,774)
Other assets	(5,176)	9,252
Accounts payable and accrued expenses	(8,931)	(16,124)
Contract liabilities	20,195	(63,874)
Net cash provided by (used in) operating activities	34,553	(56,776)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(90,000)	(175,000)
Maturities of short-term investments	159,750	90,000
Purchases of available-for-sale securities	(60,261)	—
Purchases of property, plant and equipment	(1,031)	(638)
Net cash provided by (used in) investing activities	8,458	(85,638)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchases	(6,738)	(53,168)
Payments of cash dividends	(6,699)	(7,192)
Proceeds from the exercise of stock options	947	66
Net cash used in financing activities	(12,490)	(60,294)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	331	(4,420)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,852	(207,128)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	173,947	350,472
CASH AND CASH EQUIVALENTS, END OF PERIOD	$204,799	$143,344

SUPPLEMENTAL CASH FLOW INFORMATION (see Notes 7 and 10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2023

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

Through GPS and APC, the Company provides a full range of engineering, procurement, construction, commissioning, maintenance, project development, and technical consulting services to the power generation market. The wide range of customers includes primarily independent power producers, public utilities, power plant equipment suppliers and other commercial firms with significant power requirements with customer projects located in the United States (the “U.S.”), the Republic of Ireland (“Ireland”) and the United Kingdom (the “U.K.”). GPS and APC represent the Company’s power industry services reportable segment. Through TRC, the industrial construction services reportable segment provides on-site services that support new plant construction and additions, maintenance turnarounds, shutdowns and emergency mobilizations for industrial operations primarily located in the Southeast region of the U.S. and that may include the fabrication, delivery and installation of steel components such as piping systems and pressure vessels. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region of the U.S.

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

The Company’s fiscal year ends on January 31 each year. The condensed consolidated balance sheet as of July 31, 2023, the condensed consolidated statements of earnings and stockholders’ equity for the three and six months ended July 31, 2023 and 2022, and the condensed consolidated statements of cash flows for the six months ended July 31, 2023 and 2022 are unaudited. The condensed consolidated balance sheet as of January 31, 2023 has been derived from audited consolidated financial statements. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto, and the independent registered public accounting firm’s report thereon, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (“Fiscal 2023”).

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary for a fair statement of the financial position of the Company as of July 31, 2023, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Recently Issued Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (“ASU 2023-02”), which provides an election to account for tax equity investments using the proportional amortization method, if certain conditions are met. Under the proportional amortization method, the initial cost of an investment is amortized in proportion to the amount of the tax credits and other tax benefits received and presented net as a component of income tax expense. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company’s investments in energy tax credit structures entered into prior to Fiscal 2023 do not qualify for the proportional amortization method under this guidance.

There are no other recently issued accounting pronouncements that have not yet been adopted that the Company considers material to its condensed consolidated financial statements.

Available-For-Sale Securities

At each balance sheet date, available-for-sale (“AFS”) securities are recorded at fair value, with unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive loss. Interest income, accretion of discounts, amortization of premiums, realized gains and losses are included in other income or expense, as applicable, in the Company’s condensed consolidated statement of earnings. The Company determines the cost of securities sold based on the specific identification method. The Company determines the appropriate classification of AFS securities based on whether they represent the investment of cash available for current operations, as defined in Accounting Standards Codification (“ASC”) 210-10-45-1 and ASC 210-10-45-2. The classification of the AFS securities is reevaluated at each balance sheet date.

The Company evaluates whether a decline in the fair value of AFS securities below amortized cost basis is credit-related or due to other factors. If the Company intends to sell the AFS security or it is more likely than not the Company would be required to sell the AFS security before recovery, impairment is recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. If a portion of the unrealized loss is credit-related, the impairment is recorded as an allowance on the balance sheet with a corresponding adjustment to earnings. Credit recovery is recorded as an adjustment to the allowance and earnings in the period in which credit conditions improve.

Fair Values

ASC Topic 820, Fair Value Measurement, establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and to minimize the use of unobservable inputs when measuring fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

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

At July 31, 2023 and January 31, 2023, certain amounts of cash equivalents were invested in a money market fund with net assets invested in high-quality money market instruments. The money market fund was classified as Level 1 due to the short-term nature of these instruments and as their fair value is based on quoted prices in active markets for identical assets. As of July 31, 2023, all of the Company’s available-for-sale securities were U.S. Treasury notes and were classified as Level 2, as their fair value is measured based on quoted prices in active markets for similar assets.  As of July 31, 2023 and January 31, 2023, the Company did not have any financial assets measured on a recurring basis using Level 3 inputs. The carrying value amounts presented in the condensed consolidated balance sheets for the Company’s other current assets, including cash, certificates of deposit (“CDs”), accounts receivable and contract assets, and its current liabilities are reasonable estimates of their fair values due to the short-term nature of these items.

The following table shows the Company’s financial instruments as of July 31, 2023 and January 31, 2023 that are measured and recorded at fair value on a recurring basis:

	July 31, 2023			January 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	Inputs	Inputs	Inputs	Inputs	Inputs	Inputs
Money market fund	$127,064	$—	$—	$68,647	$—	$—
Available-for-sale securities	—	59,992	—	—	—	—
Totals	$127,064	$59,992	$—	$68,647	$—	$—

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

The Company’s timing of revenue recognition may not be consistent with its rights to bill and collect cash from project owners and other customers. Most contracts require payments as the corresponding work progresses that are determined in the manner described therein. Those rights are generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of work or when services are performed. On most of the Company’s large contracts, milestone billings that occur early in the corresponding contract terms typically are made in advance of certain significant and related costs being incurred. This results in typically larger contract liability balances early in contract lives that decline over the terms of the corresponding contracts. During the six months ended July 31, 2023 and 2022, there were no unusual or one-time adjustments to contract liabilities.

The balances of the Company’s accounts receivable represent amounts billed to customers that have yet to be collected and represent an unconditional right to receive cash from its customers. Contract assets include amounts that represent the rights to receive payment for goods or services that have been transferred to the customer, with the rights conditional upon something other than the passage of time. Contract liabilities include amounts that reflect obligations to provide goods or services for which payment has been received. The amounts of revenues recognized during the six months ended July 31, 2023 and 2022, that were included in the balances of contract liabilities as of January 31, 2023 and 2022, respectively, were approximately $87.0 million and $127.6 million, respectively. The amounts of revenues recognized during the three months ended July 31, 2023 and 2022 that were included in the balances of contract liabilities as of April 30, 2023 and 2022, respectively, were approximately $64.7 million and $83.2 million, respectively.

Contract retentions are billed amounts which, pursuant to the terms of the applicable contract, are not paid by customers until a defined phase of a contract or project has been completed and accepted. These retained amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. Retention amounts and the length of retention periods may vary. Retainage amounts related to active contracts are considered current regardless of the term of the applicable contract; such amounts are generally collected by the completion of the applicable contract. The amounts retained by project owners and other customers under construction contracts at July 31, 2023 and January 31, 2023 were $28.1 million and $49.1 million, respectively.

Variable Consideration

Amounts for unapproved change orders for which the Company has project-owner directive for additional work or other scope change, but not for the price associated with the corresponding additional effort, are included in the transaction price when it is considered probable that the applicable costs will be recovered through a modification to the contract price. The effects of any revision to a transaction price can be determined at any time and they could be material. The Company also includes in the corresponding transaction price an estimate of the amount that it expects to receive from a claim based on management’s judgment regarding all reasonably available information. Once a final amount has been determined, the transaction price may be revised again to reflect the final resolution. At July 31, 2023 and January 31, 2023, the aggregate amounts of such unapproved change orders included in the transaction prices that were still pending customer approval were $12.8 million and $11.6 million, respectively. Variations related to the Company’s contracts typically represent modifications to the existing contracts and performance obligations and do not represent new performance obligations. Actual costs related to any changes in the scope of the corresponding contract are expensed as they are incurred. Changes to total estimated contract costs and losses, if any, are reflected in operating results for the period in which they are determined.

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

Remaining Unsatisfied Performance Obligations (“RUPO”)

Substantially all of the Company’s customer contracts include the right for customers to terminate contracts for convenience. The value of future work the Company is contractually obligated to perform pursuant to active customer contracts should not be included in the disclosure of RUPO when the corresponding contracts include termination for convenience clauses without substantial penalties accruing to the customers upon such terminations. Management assesses whether the nature of the work being performed under contract is largely service-based and repetitive and should be considered a succession of one-month contracts for the duration of the identified term of the contract. Predominantly, the Company’s customers contract with the Company to construct assets, to fabricate materials or to perform emergency maintenance or outage services where management believes substantial penalties or costs would be incurred upon a termination for convenience including the costs of terminating subcontracts, canceling purchase orders and returning or otherwise disposing of delivered materials and equipment. The value of RUPO on customer contracts represents amounts based on contracts or orders received from customers that the Company believes are firm and where the parties are acting in accordance with their respective obligations. The cancellation or termination of contracts for the convenience of customers has not had a material adverse effect on our consolidated financial statements.

At July 31, 2023, the Company had RUPO of $0.7 billion. The largest portion of RUPO at any date usually relates to engineering, procurement and construction (“EPC”) service and other construction contracts with typical performance durations of one to three years. However, the length of certain significant construction projects may exceed three years. The Company estimates that approximately 37% of the RUPO amount at July 31, 2023 will be included in the amount of consolidated revenues that will be recognized during the remainder of the fiscal year ending January 31, 2024 (“Fiscal 2024”). Most of the remaining amount of the RUPO amount at July 31, 2023 is expected to be recognized in revenues during the fiscal years ending January 31, 2025 and January 31, 2026.

It is important to note that estimates may be changed in the future and that cancellations, deferrals, or scope adjustments may occur related to work included in the amount of RUPO at July 31, 2023. Accordingly, RUPO may be adjusted to reflect project delays and cancellations, revisions to project scope and cost and foreign currency exchange fluctuations, or to revise estimates, as effects become known. Such adjustments to RUPO may materially reduce future revenues below Company estimates.

Disaggregation of Revenues

The following table presents consolidated revenues for the three and six months ended July 31, 2023 and 2022, disaggregated by the geographic area where the corresponding projects were located:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
United States	$80,281	$93,949	$147,800	$174,221
Republic of Ireland	48,075	15,532	70,656	25,186
United Kingdom	12,993	8,629	26,568	18,980
Consolidated Revenues	$141,349	$118,110	$245,024	$218,387

The major portions of the Company’s consolidated revenues are recognized pursuant to fixed-price contracts with most of the remaining portions earned pursuant to time-and-material contracts. Consolidated revenues are disaggregated by reportable segment in Note 14 to the condensed consolidated financial statements.

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At July 31, 2023 and January 31, 2023, certain amounts of cash equivalents were invested in a money market fund with net assets invested in high-quality money market instruments. Such investments include U.S. Treasury obligations; obligations of U.S. government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by U.S. government obligations. Dividend income related to money market investments is recorded when earned. The balances of accrued dividends at July 31, 2023 and January 31, 2023 were $0.6 million and $0.3 million, respectively.

Investments

The Company’s investments consisted of the following as of July 31, 2023 and January 31, 2023:

	July 31,	January 31,
	2023	2023
Short-term investments	$81,624	$151,511
Available-for-sale securities	59,992	—
Total investments	$141,616	$151,511

Short-Term Investments

Short-term investments as of July 31, 2023 and January 31, 2023 consisted solely of CDs with weighted average maturities of one year or less purchased from Bank of America, N.A. (the “Bank”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest. Interest income is recorded when earned and is included in other income. At July 31, 2023 and January 31, 2023, the weighted average annual interest rates of the outstanding CDs were 5.3% and 2.5%, respectively. The balances of accrued interest on the CDs at July 31, 2023 and January 31, 2023 were $1.6 million and $1.8 million, respectively.

Available-For-Sale Securities

AFS securities as of July 31, 2023 consisted solely of U.S. Treasury notes with original maturities of two and three years. The Company’s AFS securities consisted of the following amounts of amortized cost, allowance for credit losses, gross unrealized gains and losses and estimated fair value by contractual maturity as of July 31, 2023:

	July 31, 2023
		Allowance for	Gross	Gross	Estimated
	Amortized	Credit	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Losses	Value
U.S. Treasury notes:
Due in one to two years	$25,162	$—	$—	$276	$24,886
Due in two to three years	35,550	—	—	444	35,106
Totals	$60,712	$—	$—	$720	$59,992

As of July 31, 2023, interest receivable in the amount of $0.6 million is included in the balance of AFS securities. For the three and six months ended July 31, 2023, the change in net unrealized holding losses for the Company’s AFS securities reported in other comprehensive income was approximately $0.7 million for both periods. For the three and six months ended July 31, 2023, there were no sales of the Company’s AFS securities, and therefore, there were no amounts of gains or losses reclassified out of other comprehensive income into net income. The Company does not believe the unrealized losses represent credit losses based on the evaluation of evidence as of July 31, 2023, which includes an assessment of whether it is more likely than not the Company will be required to sell or intends to sell the investment before recovery of the investment’s amortized cost basis.

Concentration Risk

The Company has a substantial portion of its cash on deposit in the U.S. with the Bank and invested in a money market fund. The Company also maintains certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of the operations of APC. Management does not believe that the combined amount of the CDs and the cash deposited with the Bank, cash invested in the money market fund, and cash balances maintained at financial institutions in Ireland and the U.K., in excess of government-insured levels, represent material risks.

NOTE 4 – ACCOUNTS RECEIVABLE

The Company generally extends credit to a customer based on an evaluation of the customer’s financial condition, without requiring tangible collateral. Customer payments on other construction, fabrication and field service contracts are generally due within 30 to 60 days of billing, depending on the negotiated terms of the corresponding contract. Exposure to losses on accounts and notes receivable is expected to differ due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and may establish an allowance for credit losses based on management’s estimate of the loss that is expected to occur over the remaining life of the particular financial asset. The amounts of the provision for credit losses for the three and six months ended July 31, 2023 and 2022 were insignificant. The allowance for credit losses at July 31, 2023 and January 31, 2023 was $1.8 million and $1.9 million, respectively.

NOTE 5 – INTANGIBLE ASSETS

At both July 31, 2023 and January 31, 2023, the goodwill balances related primarily to the GPS and TRC reporting units, and were $18.5 million and $9.5 million, respectively. Management does not believe that any events or circumstances occurred or arose since January 31, 2023, that required an updated assessment of the goodwill balances of either the GPS or TRC reporting units.

The Company’s intangible assets, other than goodwill, relate primarily to the industrial construction services segment and consisted of the following as of July 31, 2023 and January 31, 2023:

		July 31, 2023			January 31, 2023
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Amounts	Amortization	Amounts	Amounts	Amortization	Amounts
Trade names	15 years	$4,499	$2,300	$2,199	$4,499	$2,150	$2,349
Customer relationships	10 years	916	702	214	916	656	260
Totals		$5,415	$3,002	$2,413	$5,415	$2,806	$2,609

NOTE 6 – FINANCING ARRANGEMENTS

During April 2021, the Company amended its Amended and Restated Replacement Credit Agreement with the Bank (the “Credit Agreement”) which extended the expiration date of the Credit Agreement to May 31, 2024 and reduced the borrowing rate. On March 6, 2023, the Company entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment modified the Credit Amendment, primarily, to replace the interest pricing with the Secured Overnight Financing Rate (“SOFR”) plus 1.6% and to add SOFR successor rate language. The Credit Agreement, as amended, includes the following features, among others: a lending commitment of $50.0 million including a revolving loan and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions. The Company may also use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business as defined in the Credit Agreement. Additionally, the Credit Agreement, as amended, continues to include customary terms, covenants and events of default for a credit facility of its size and nature. The Company intends to renew the Credit Agreement prior to its expiration date.

At July 31, 2023 and January 31, 2023, the Company did not have any borrowings outstanding under the Credit Agreement. However, the Bank has issued letters of credit in the total outstanding amount of $9.4 million at July 31, 2023, in support of the activities of APC under existing customer contracts. The comparable outstanding total amount of letters of credit at January 31, 2023 was $8.8 million.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement requires that the Company comply with certain financial covenants at its fiscal year-end and at each fiscal quarter-end. The Credit Agreement, as amended, includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of July 31, 2023 and January 31, 2023, the Company was in compliance with the covenants of the Credit Agreement, as amended.

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

Operating lease right-of-use assets and associated lease liabilities are recorded in the balance sheet at the lease commencement date based on the present value of future minimum lease payments to be made over the expected lease term. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate at the commencement date in determining the present value of future payments. The expected lease term includes any option to extend or to terminate the lease when it is reasonably certain the Company will exercise such option. Right-of-use assets at July 31, 2023 and January 31, 2023, were $4.5 million and $4.8 million, respectively.

Operating lease expense amounts are recorded on a straight-line basis over the expected lease terms. Operating lease expenses for the three and six months ended July 31, 2023 were $0.4 million and $0.9 million, respectively, and they were $0.5 million and $1.3 million for the three and six months ended July 31, 2022, respectively. Operating lease payments for the three and six months ended July 31, 2023 were $0.4 million and $0.9 million, respectively, and they were $0.5 million and $1.3 million for the three and six months ended July 31, 2022, respectively.

The following is a schedule of future minimum lease payments for the operating leases that were recognized in the condensed consolidated balance sheet as of July 31, 2023:

Years Ending January 31,
2024 (remainder)	$879
2025	1,470
2026	1,194
2027	276
2028	221
Thereafter	817
Total lease payments	4,857
Less imputed interest	297
Present value of lease payments	4,560
Less current portion (included in accrued expenses)	1,535
Noncurrent portion (included in noncurrent liabilities)	$3,025

For operating leases as of July 31, 2023, the weighted average lease term and weighted average discount rate were 53 months and 3.8%, respectively. For operating leases as of January 31, 2023, the weighted average lease term and weighted average discount rate were 58 months and 3.7%, respectively. The aggregate amounts of operating lease right-of-use assets added in exchange for lease obligations during the six months ended July 31, 2023 and 2022 were $0.7 million and $0.5 million, respectively.

The Company also uses equipment and occupies other facilities under short-term rental agreements. The Company classifies as short-term leases any lease with an initial noncancellable term of twelve months or less that does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Rent expense amounts incurred under short-term rentals during the three and six months ended July 31, 2023 were $3.1 million and $6.8 million, respectively, and they were $3.0 million and $5.3 million for the three and six months ended July 31, 2022, respectively. Right-of-use assets and lease liabilities related to short-term leases are excluded from the consolidated balance sheets.

Performance Bonds and Guarantees

In the normal course of business and for certain major projects, the Company may be required to obtain surety or performance bonding, to cause the issuance of letters of credit, or to provide parent company guarantees (or some combination thereof) in order to provide performance assurances to clients on behalf of its contractor subsidiaries. As these subsidiaries are wholly-owned, any actual liability is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. When sufficient information about claims on guaranteed or bonded projects would be available and monetary damages or other costs or losses would be determined to be probable, the Company would record such losses. Any such amounts that may be required to be paid in excess of the estimated costs to complete contracts in progress as of July 31, 2023 are not estimable.

As of July 31, 2023 and January 31, 2023, the estimated amounts of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, were approximately $0.5 billion and $0.6 billion, respectively. As of July 31, 2023 and January 31, 2023, the outstanding amount of bonds covering other risks, including warranty obligations related to completed activities, was not material. Not all of our projects require bonding.

The Company also provided a financial guarantee, subject to certain terms and conditions, in the amount of $3.6 million in support of business development efforts. A liability was established for the estimated loss related to this guarantee during the year ended January 31, 2022 (“Fiscal 2022”).

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

NOTE 8 – LEGAL CONTINGENCIES

In the normal course of business, the Company may have pending claims and legal proceedings. In the opinion of management, based on information available at this time, there are no current claims and proceedings that are expected to have a material adverse effect on the condensed consolidated financial statements as of July 31, 2023.

NOTE 9 – STOCK-BASED COMPENSATION

On June 23, 2020, the Company’s stockholders approved the adoption of the 2020 Stock Plan (the “2020 Plan”), and the allocation of 500,000 shares of the Company’s common stock for issuance thereunder. On June 20, 2023, the Company’s stockholders approved an allocation of an additional 500,000 shares for issuance under the 2020 Plan. The Company’s board of directors may make share-based awards under the 2020 Plan to officers, directors and key employees. The 2020 Plan replaced the 2011 Stock Plan (the “2011 Plan”); the Company’s authority to make awards pursuant to the 2011 Plan expired on July 19, 2021. Together, the 2020 Plan and the 2011 Plan are hereinafter referred to as the “Stock Plans.”

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

As of July 31, 2023, there were 2,325,701 shares of common stock reserved for issuance under the Stock Plans; this number includes 586,225 shares of common stock available for future awards under the 2020 Plan.

Stock Options

A summary of stock option activity under the Stock Plans for the six months ended July 31, 2023, along with corresponding weighted average per share amounts, is presented below (shares in thousands):

			Weighted	Weighted
			Average	Average
		Weighted	Remaining	Grant Date
		Average Exercise	Contractual	Fair Value
	Shares	Price Per Share	Term (years)	Per Share
Outstanding, February 1, 2023	1,440	$43.84	5.46	$10.11
Granted	10	$39.47
Exercised	(45)	$21.04
Forfeited	(1)	$33.81
Outstanding, July 31, 2023	1,404	$44.55	5.16	$10.28
Exercisable, July 31, 2023	1,276	$45.01	4.82	$10.53

Outstanding, July 31, 2022	1,431	$44.08	5.79	$10.19
Exercisable, July 31, 2022	1,192	$44.83	5.27	$10.74

The changes in the number of non-vested options to purchase shares of common stock for the six months ended July 31, 2023, and the weighted average fair value per share for each number, are presented below (shares in thousands):

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Non-vested, February 1, 2023	194	$7.27
Granted	10	$8.12
Vested	(75)	$6.62
Forfeitures	(1)	$5.68
Non-vested, July 31, 2023	128	$7.72

Non-vested, July 31, 2022	239	$7.45

The total intrinsic value amount related to the stock options exercised during the six months ended July 31, 2023 was $0.9 million. The total intrinsic value amount related to the stock options exercised during the six months ended July 31, 2022 was not significant. The aggregate market value amounts of the shares of common stock subject to outstanding stock options and exercisable stock options that were “in-the-money” exceeded the aggregate exercise prices of such options at July 31, 2023 by $1.9 million and $1.8 million, respectively.

Restricted Stock Units

The Company awards restricted stock units to senior executives, certain other key employees and members of the Company’s board of directors. Awardees earn the right to receive shares of common stock as certain performance goals are achieved and/or service periods are satisfied. Each restricted stock unit expires on the three-year anniversary of the award.

During the six months ended July 31, 2023, the Company awarded total stock return performance-based restricted stock units (“PRSUs”) covering a target of 6,000 shares of common stock, earnings per share performance-based restricted stock units (“EPRSUs”) covering a target of 15,000 shares of common stock, renewable energy performance-based restricted stock units (“RPRSUs”) covering a target of 7,500 shares of common stock, time-based restricted stock units (“TRSUs”) covering 45,300 shares of common stock, and 1,354 shares based on the amount of cash dividends deemed paid on shares earned pursuant to the awards. During the six months ended July 31, 2022, the Company awarded PRSUs covering a target of 23,500 shares of common stock, RPRSUs covering a target of 7,500 shares of common stock and TRSUs covering 60,000 shares of common stock.

The changes in the maximum number of shares of common stock issuable pursuant to outstanding restricted stock units for the six months ended July 31, 2023, and the weighted average fair value per share for each restricted stock unit, are presented below (shares in thousands):

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Outstanding, February 1, 2023	310	$30.80
Awarded	96	$30.68
Issued	(37)	$44.86
Forfeited	(49)	$15.57
Outstanding, July 31, 2023	320	$30.34

Outstanding, July 31, 2022	280	$29.46

Fair Value

The fair value amounts of stock options and restricted stock units are recorded as stock compensation expense on a straight-line basis over the terms of the corresponding awards. Expense amounts related to stock awards were $1.2 million and $1.1 million for the three months ended July 31, 2023 and 2022, respectively. Expense amounts related to stock awards were $2.2 million and $2.0 million for the six months ended July 31, 2023 and 2022, respectively. At July 31, 2023, there was $7.2 million in unrecognized compensation cost related to outstanding stock awards that the Company expects to expense over the next three years.

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

NOTE 10 – INCOME TAXES

Income Tax Expense Reconciliations

The Company’s income tax amounts for the six months ended July 31, 2023 and 2022 differed from corresponding amounts computed by applying the federal corporate income tax rate of 21% to the income before income taxes for the periods as presented below:

	Six Months Ended July 31,
	2023	2022
Computed expected income tax expense	$4,276	$4,970
Difference resulting from:
State income taxes, net of federal tax effect	455	349
Unrecognized tax loss benefit	529	—
GILTI	505	225
Excess executive compensation	400	445
Foreign tax rate differential	(643)	(120)
Tax credits	(453)	(124)
Research and development credits adjustment	—	6,181
Other permanent differences and adjustments, net	418	33
Income tax expense	$5,487	$11,959

Foreign income tax expense for the six months ended July 31, 2023 was $1.5 million. Foreign income tax expense for the six months ended July 31, 2022 was not material.

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

The tax changes of the CARES Act included a temporary suspension of the limitations on the future utilization of certain NOLs and re-established a carryback period for certain losses to five years. The NOLs eligible for carryback under the CARES Act include the Company’s domestic NOL for the year ended January 31, 2020, which was approximately $39.5 million. The Company made the appropriate filing with the Internal Revenue Service (the “IRS”) requesting carryback refunds of income taxes paid for the years ended January 31, 2016 (“Fiscal 2016”) and 2015 (“Fiscal 2015”) in the total amount of approximately $12.7 million during the fiscal year ended January 31, 2021 (“Fiscal 2021”). At the instruction of the IRS, amended income tax returns for Fiscal 2016 and Fiscal 2015 were filed during the second quarter of the current fiscal year; the IRS has not completed the review and approval of the Company’s amended tax returns and refund request.

Research and Development Tax Credits

During Fiscal 2022, the Company completed a detailed review of the activities of its engineering staff on major EPC services projects in order to identify and quantify the amounts of research tax credits that may have been available to reduce federal income taxes for Fiscal 2022 and Fiscal 2021. As a result, the Company filed amended federal income tax returns for those years including research and development tax credits in the total amount of $5.8 million, which was netted with a provision for uncertain tax return positions in the amount of $2.4 million, and recorded as a reduction of income tax expense in the fourth quarter of Fiscal 2023.

Income Tax Refunds

As of July 31, 2023 and January 31, 2023, the balances of other current assets in the condensed consolidated balance sheet included income tax refunds receivable and prepaid income taxes in the total amounts of approximately $16.9 million and $15.3 million, respectively. The income tax refunds included the amount expected to be received from the IRS upon its review and approval of the Company’s NOL carryback refund request as described above.

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

Solar Energy Projects

The Company has invested in limited liability companies that make equity investments in solar energy projects that are eligible to receive energy tax credits. The passive investments have been accounted for using the equity method; the balances are included in other assets in our condensed consolidated balance sheets. Each tax credit, when recognized, is recorded as a reduction of the corresponding investment balance with an offsetting reduction in the balance of accrued taxes payable in accordance with the deferral method. As of July 31, 2023, the Company had no remaining cash investment commitments related to these projects. At July 31, 2023 and January 31, 2023, the investment account balances were $1.1 million and $1.2 million, respectively. These investments are expected to provide positive overall returns over their six-year expected lives.

During the three and six months ended July 31, 2023, the investment balance was adjusted to reflect the Company’s share of the losses of the investment entities in the amounts of less than $0.1 million and $0.1 million, respectively. For the three and six months ended July 31, 2022, the investment balance was adjusted to reflect the Company’s share of the income of the investment entities in the amounts of approximately $0.5 million and $1.0 million, respectively. These net amounts have been included as other loss or income in the Company’s condensed consolidated statement of earnings for the corresponding periods.

Supplemental Cash Flow Information

The amounts of cash paid for income taxes during the six months ended July 31, 2023 and 2022 were $3.7 million and $1.3 million, respectively. During the six months ended July 31, 2023 and 2022, the Company did not receive any income tax refunds that were material.

NOTE 11 – NET INCOME PER SHARE

Basic and diluted net income per share amounts are computed as follows (shares in thousands except in the note):

	Three Months Ended July 31,
	2023	2022
Net income	$12,767	$4,222

Weighted average number of shares outstanding – basic	13,403	14,134
Effect of stock awards (1)	139	113
Weighted average number of shares outstanding – diluted	13,542	14,247

Net income per share
Basic	$0.95	$0.30
Diluted	$0.94	$0.30
(1)	For the three months ended July 31, 2023 and 2022, the weighted average numbers of shares determined on a dilutive basis exclude the effects of antidilutive stock options covering an aggregate of 785,167 and 876,734 shares of common stock, respectively.

	Six Months Ended July 31,
	2023	2022
Net income	$14,876	$11,707

Weighted average number of shares outstanding – basic	13,408	14,516
Effect of stock awards (1)	136	100
Weighted average number of shares outstanding – diluted	13,544	14,616

Net income per share
Basic	$1.11	$0.81
Diluted	$1.10	$0.80
(1)	For the six months ended July 31, 2023 and 2022, the weighted average numbers of shares determined on a dilutive basis exclude the effects of antidilutive stock options covering an aggregate of 818,501 and 876,734 shares of common stock, respectively.

NOTE 12 – CASH DIVIDENDS AND TREASURY STOCK

On June 20, 2023, Argan’s board of directors declared a regular quarterly cash dividend in the amount of $0.25 per share of common stock, which was paid on July 31, 2023 to stockholders of record at the close of business on July 21, 2023. On April 10, 2023, Argan’s board of directors declared a regular quarterly cash dividend in the amount of $0.25 per share of common stock, which was paid on April 28, 2023 to stockholders of record at the close of business on April 20, 2023. During the six months ended July 31, 2022, the board of directors declared two regular quarterly cash dividends, each in the amount of $0.25 per share of common stock, which were paid to stockholders on April 29, 2022 and July 29, 2022.

Pursuant to its established program and authorizations provided by Argan’s board of directors, the Company repurchased shares of its common stock during the six months ended July 31, 2023 and 2022. During these periods, the Company repurchased 169,788 shares and 1,412,592 shares of common stock, all on the open market, for aggregate prices of approximately $6.7 million, or $39.45 per share, and $53.2 million, or $37.64 per share, respectively.

For the six months ended July 31, 2023, the Company used 81,851 of the repurchased shares to settle stock option exercises and other share-based awards. For the six months ended July 31, 2022, no treasury stock was used to settle stock option exercises and other share-based awards.

In August 2022, the Inflation Reduction Act (the “IRA”) was signed into law, which introduced a 1% excise tax on shares repurchased after December 31, 2022. For the six months ended July 31, 2023, the excise tax was not material.

NOTE 13 – CUSTOMER CONCENTRATIONS

The majority of the Company’s consolidated revenues relate to performance by the power industry services segment which provided 75% and 77% of consolidated revenues for the three months ended July 31, 2023 and 2022, respectively, and 72% and 76% of consolidated revenues for the six months ended July 31, 2023 and 2022, respectively. The industrial construction services segment represented 23% and 20% of consolidated revenues for the three months ended July 31, 2023 and 2022, respectively, and 26% and 21% of consolidated revenues for the six months ended July 31, 2023 and 2022, respectively.

The Company’s most significant customer relationships for the three months ended July 31, 2023 included three power industry service customers, which accounted for 21%, 20%, and 12% of consolidated revenues. The Company’s most significant customer relationships for the three months ended July 31, 2022 included two power industry service customers, which accounted for 47% and 10% of consolidated revenues. The Company’s most significant customer relationships for the six months ended July 31, 2023 included three power industry service customers and one industrial construction services customer, which accounted for 19%, 17%, 11% and 11% of consolidated revenues. The Company’s most significant customer relationship for the six months ended July 31, 2022 included one power industry service customer, which accounted for 47% of consolidated revenues.

The accounts receivable balances from three major customers represented 35%, 15% and 10% of the corresponding consolidated balance as of July 31, 2023. Accounts receivable balances from three major customers represented 36%, 12% and 12% of the corresponding consolidated balance as of January 31, 2023. The contract asset balances from three major customers represented 30%, 15% and 13% of the corresponding consolidated balance as of July 31, 2023. Contract asset balances from one major customer represented 70% of the corresponding consolidated balance as of January 31, 2023.

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

Intersegment revenues and the related cost of revenues are netted against the corresponding amounts of the segment receiving the intersegment services. For the three and six months ended July 31, 2023 and 2022, intersegment revenues were not material.

Summarized below are certain operating results and financial position data of the Company’s reportable business segments for the three and six months ended July 31, 2023 and 2022. The “Other” column in each summary includes the Company’s corporate expenses.

Three Months Ended	Power	Industrial	Telecom
July 31, 2023	Services	Services	Services	Other	Totals
Revenues	$105,345	$32,756	$3,248	$—	$141,349
Cost of revenues	87,094	28,076	2,437	—	117,607
Gross profit	18,251	4,680	811	—	23,742
Selling, general and administrative expenses	5,596	1,446	727	2,732	10,501
Income (loss) from operations	12,655	3,234	84	(2,732)	13,241
Other income (loss), net	3,607	—	(3)	514	4,118
Income (loss) before income taxes	$16,262	$3,234	$81	$(2,218)	17,359
Income tax expense					4,592
Net income					$12,767

Amortization of intangibles	$—	$98	$—	$—	$98
Depreciation	128	260	99	1	488
Property, plant and equipment additions	148	220	18	—	386

Current assets	$319,196	$45,590	$4,273	$86,073	$455,132
Current liabilities	183,405	28,996	1,717	1,488	215,606
Goodwill	18,476	9,467	90	—	28,033
Total assets	346,192	63,074	7,264	89,178	505,708

Three Months Ended	Power	Industrial	Telecom
July 31, 2022	Services	Services	Services	Other	Totals
Revenues	$91,327	$23,022	$3,761	$—	$118,110
Cost of revenues	71,225	19,551	2,947	—	93,723
Gross profit	20,102	3,471	814	—	24,387
Selling, general and administrative expenses	6,058	1,685	808	2,433	10,984
Income (loss) from operations	14,044	1,786	6	(2,433)	13,403
Other income (loss), net	437	—	(1)	69	505
Income (loss) before income taxes	$14,481	$1,786	$5	$(2,364)	13,908
Income tax expense					9,686
Net income					$4,222

Amortization of intangibles	$—	$165	$68	$—	$233
Depreciation	138	508	100	1	747
Property, plant and equipment additions	42	336	22	—	400

Current assets	$258,771	$31,960	$4,745	$82,717	$378,193
Current liabilities	124,320	15,055	1,991	646	142,012
Goodwill	18,476	9,467	90	—	28,033
Total assets	282,783	49,097	8,198	82,992	423,070

Six Months Ended	Power	Industrial	Telecom
July 31, 2023	Services	Services	Services	Other	Totals
Revenues	$175,521	$63,063	$6,440	$—	$245,024
Cost of revenues	147,429	54,638	4,991	—	207,058
Gross profit	28,092	8,425	1,449	—	37,966
Selling, general and administrative expenses	11,310	2,906	1,430	5,446	21,092
Income (loss) from operations	16,782	5,519	19	(5,446)	16,874
Other income (loss), net	5,697	—	(3)	(2,205)	3,489
Income (loss) before income taxes	$22,479	$5,519	$16	$(7,651)	20,363
Income tax expense					5,487
Net income					$14,876

Amortization of intangibles	$—	$196	$—	$—	$196
Depreciation	256	564	213	2	1,035
Property, plant and equipment additions	537	476	18	—	1,031

Six Months Ended	Power	Industrial	Telecom
July 31, 2022	Services	Services	Services	Other	Totals
Revenues	$165,276	$45,523	$7,588	$—	$218,387
Cost of revenues	130,260	38,231	5,771	—	174,262
Gross profit	35,016	7,292	1,817	—	44,125
Selling, general and administrative expenses	11,673	3,444	1,573	4,869	21,559
Income (loss) from operations	23,343	3,848	244	(4,869)	22,566
Other income, net	1,021	—	1	78	1,100
Income (loss) before income taxes	$24,364	$3,848	$245	$(4,791)	23,666
Income tax expense					11,959
Net income					$11,707

Amortization of intangibles	$—	$331	$68	$—	$399
Depreciation	280	1,052	222	2	1,556
Property, plant and equipment additions	94	487	57	—	638

NOTE 15 — SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Other current assets consisted of the following at July 31, 2023 and January 31, 2023:

	July 31,	January 31,
	2023	2023
Income tax refunds receivable and prepaid income taxes	$16,895	$15,327
Raw materials inventory	12,836	11,903
Prepaid expenses	6,848	4,541
Other	6,859	6,563
Total other current assets	$43,438	$38,334

Accrued expenses consisted of the following at July 31, 2023 and January 31, 2023:

	July 31,	January 31,
	2023	2023
Accrued compensation	$13,085	$18,286
Accrued project costs	43,995	17,448
Lease liabilities	1,535	1,567
Other	9,005	12,566
Total accrued expenses	$67,620	$49,867

On March 7, 2023, the Company determined that it had been a victim of a complex criminal scheme, which resulted in fraudulently-induced outbound wire transfers to a third-party account. As a result of the event, the Company incurred a loss of approximately $3.0 million. The Company retained specialized legal counsel and a cybersecurity services firm to assist in an independent forensic investigation of the incident and the efforts to recover the funds. As a result, the Company incurred legal, audit and other professional fees in the aggregate amount of $0.2 million related to this event and has recovered approximately $0.4 million through legal efforts and insurance proceeds as of July 31, 2023. The Company continues to pursue efforts to recover additional funds. The total amount of the fraud loss and the professional fees, net with funds recovered, of approximately $2.8 million is included in other income, net in the condensed consolidated statements of earnings for the six months ended July 31, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of July 31, 2023, and the results of their operations for the three and six month periods ended July 31, 2023 and 2022, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for Fiscal 2023 that was filed with the SEC on April 17, 2023 (the “Annual Report”).

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

Business Description

The Company is primarily a construction firm that conducts operations through its wholly-owned subsidiaries, GPS, APC, TRC and SMC. Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, maintenance, project development and technical consulting services to the power generation market, including the renewable energy sector, for a wide range of customers, including independent power project owners, public utilities, power plant heavy equipment suppliers and other commercial firms with significant power requirements. GPS and APC represent our power industry services reportable segment. Through TRC, the industrial construction services reportable segment provides primarily on-site services that support new plant construction and additions, maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the Southeast region of the U.S. and that may include the fabrication, delivery and installation of steel components such as piping systems and pressure vessels. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region of the U.S.

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

Overview

Operating Results

Consolidated revenues for the three months ended July 31, 2023 were $141.3 million, which represented an increase of $23.2 million, or 19.7%, from consolidated revenues of $118.1 million reported for the three months ended July 31, 2022. The overall improvement in revenues was due to increases in revenues between quarters for both the power industry and industrial construction services reportable segments.

Consolidated gross profit for the three-month period ended July 31, 2023 was $23.7 million, or approximately 16.8% of the corresponding consolidated revenues, which reflected positive contributions from all three reportable business segments. For the three-month period ended July 31, 2022, the consolidated gross profit was $24.4 million, which represented approximately 20.6% of the corresponding amount of consolidated revenues.

Selling, general and administrative expenses for the three months ended July 31, 2023 and 2022 were $10.5 million, or 7.4% of corresponding consolidated revenues, and $11.0 million, or 9.3% of corresponding consolidated revenues, respectively.

Other income, net, for the three months ended July 31, 2023 was $4.1 million, which substantially related to income earned during the period on funds invested in a money market fund, CDs and U.S. Treasury notes.

For the three months ended July 31, 2023, income tax expense was $4.6 million which represented an effective income tax rate of 26.5%. For the three months ended July 31, 2022, income tax expense was $9.7 million, which included an unfavorable adjustment in the approximate amount of $6.2 million that was related to the settlement of research and development credit claims with the IRS. Excluding the effect of the IRS settlement, our effective income tax rate for the three months ended July 31, 2022 was 25.2%.

Consolidated revenues for the six months ended July 31, 2023 were $245.0 million, which represented an increase of $26.6 million, or 12.2%, from consolidated revenues of $218.4 million reported for the six months ended July 31, 2022 with the increase reflecting primarily the revenue increases achieved for the second quarter.

Consolidated gross profit for the six-month period ended July 31, 2023 was $38.0 million, or approximately 15.5% of the corresponding consolidated revenues, which reflected positive contributions from all three reportable business segments. For the six-month period ended July 31, 2022, the consolidated gross profit was $44.1 million, which represented approximately 20.2% of the corresponding amount of consolidated revenues.

Selling, general and administrative expenses for the six months ended July 31, 2023 and 2022 were $21.1 million, or 8.6% of corresponding consolidated revenues, and $21.6 million, or 9.9% of corresponding consolidated revenues, respectively.

Other income, net, for the six months ended July 31, 2023 was $3.5 million, which reflected income earned during the period on funds invested in a money market fund, CDs and U.S. Treasury notes, partially offset by the wire-transfer fraud loss that occurred in the first quarter of Fiscal 2024, its partial recovery, and related professional fees (see Note 15 to the accompanying condensed consolidated financial statements). Other income, net, for the six months ended July 31, 2022 was $1.1 million, which included primarily earnings associated with our solar fund investments.

For the six months ended July 31, 2023, income tax expense was $5.5 million which represented an effective income tax rate of 26.9%. For the six months ended July 31, 2022, income tax expense was $12.0 million, which included the unfavorable adjustment amount identified above. Excluding the effect of the adjustment, our effective income tax rate for the six months ended July 31, 2022 was 24.4%.

For the three months ended July 31, 2023, our overall operating profit performance resulted in net income in the amount of $12.8 million, or $0.94 per diluted share. For the comparable period last year, we reported net income in the amount of $4.2 million, or $0.30 per dilutive share. For the six months ended July 31, 2023 and 2022, net income was $14.9 million, or $1.10 per diluted share, and $11.7 million, or $0.80 per diluted share, respectively.

Project Backlog

At July 31, 2023, our consolidated project backlog amount of $0.8 billion consisted substantially of the projects of the power industry services reporting segment. The comparable consolidated backlog amount as of January 31, 2023 was also $0.8 billion. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects.

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

We are committed to the construction of state-of-the-art, natural gas-fired power plants, which represents our core business, as important elements of our country’s electricity-generation mix now and in the future. In addition, we have been directing certain business development efforts to winning projects for the erection of utility-scale wind farms and solar fields and for the construction of hydrogen-based energy and other industrial projects in order to diversify the sources of revenues. We have successfully completed alternative energy projects in the past and we have renewed efforts to obtain new work in other sectors of the power market that will complement our natural gas-fired EPC services projects going forward.

During the first quarter of Fiscal 2024, we achieved the substantial completion milestone for the Guernsey Power Station, which is located in Cambridge, Ohio, pursuant to an EPC services contract with Caithness Energy, L.L.C. This 1,875 MW, combined cycle power plant remains the largest single-phase, gas-fired, electricity-generation plant in the U.S. A small portion of our consolidated project backlog at July 31, 2023 relates to this project as GPS completes the final stages of the commissioning process, including all punch-list items and demobilization efforts, as well as the closeout of commercial matters with the customer, certain subcontractors and equipment suppliers. Final completion of this project is currently expected to occur during the third quarter of Fiscal 2024.

We are also nearing completion of efforts under an EPC services contract with CPV Maple Hill Solar, LLC, an affiliate of Competitive Power Ventures, Inc., to construct the Maple Hill Solar facility, which we believe will be among the largest solar-powered energy plants in Pennsylvania. Project completion is currently scheduled to occur during the fourth quarter of Fiscal 2024. The unique Maple Hill Solar project, which is located in Cambria County, is being constructed using over 235,000 photovoltaic modules to generate up to approximately 100 MW of electrical power.

In October 2022, GPS added the EPC services contract value of the Trumbull Energy Center, a 950 MW natural gas-fired power plant now under construction in Lordstown, Ohio. We received the full notice to proceed with the project from the owner, Clean Energy Future-Trumbull, LLC, in November 2022. This combined cycle power station will consist of two Siemens Energy SGT6-8000H gas fired, high efficiency, combustion turbines with two heat recovery steam generators and a single steam turbine. Project completion is scheduled for late in the year ending January 31, 2026.

In August 2023, GPS executed Limited Notices to Proceed (“LNTPs”) with Vistra Energy for three solar and battery projects in Illinois. Under the LNTPs, GPS has commenced early engineering and design activities as well as procurement of major equipment for construction of state-of-the-art solar energy and battery energy storage facilities. The projects will represent 160 MW of electrical power and 22 MW of energy storage and are reflected in project backlog as of July 31, 2023.

Together, the Trumbull Energy Center, the Guernsey Power Station, the Maple Hill Solar facility and the Illinois solar and battery projects represent over 3.0 gigawatts of potential electrical power. Additionally, the technical, project support and project management teams of GPS continue to assist APC with certain current projects and business development efforts.

The business development efforts conducted by our APC operations have continued to strengthen and broaden the project backlog of this business, which amounted to approximately $142 million as of July 31, 2023. A significant award occurred in October 2021 as APC entered into an engineering and construction services contract with EPUKI London, U.K., to construct a 2 x 330 MW natural gas-fired power plant in Carrickfergus that is near Belfast, Northern Ireland, in a structure that was initially designed to enclose coal-fired units. Our project, referred to as the “Kilroot” project, is being developed by EPNI Energy Limited. Full project activities are underway; however, there have been a number of unanticipated challenges related to this job that continue to meaningfully impact the contract, costs and schedule negatively. Even with these difficulties, the overall completion of this project is expected to occur early next year.

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

Additionally, APC entered into an EPC services contract with GE Vernova for the Shannonbridge Project, an open-cycle thermal power facility in County Offaly, Ireland that will have the capacity to generate approximately 264 MW of temporary emergency electrical power (the “Shannonbridge Power Project”). The Shannonbridge Power Project, an initiative of EirGrid and the Electricity Supply Board of Ireland, aims to enhance the region’s power infrastructure and to ensure a reliable electricity supply during critical situations and emergencies. GPS is teaming with APC in performance of this contract. Work on this project commenced early this year pursuant to the receipt of a series of LNTPs. In August 2023, APC received the full notice to proceed on this project, with a targeted completion date of early Fiscal 2025, and is reflected in project backlog as of July 31, 2023.

The project backlog of TRC has been increased by 135% over the last twelve months to approximately $140 million as of July 31, 2023, reflecting a business development emphasis on the award of larger industrial field service construction projects from continuing and new customers. The recent emphasis on construction opportunities influenced the strategic decision to consolidate the pipe and vessel fabrication facilities to reduce fixed costs, streamline operations and better support a growing and scalable business model.

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

Market Outlook

The overall growth of our power business has been substantially based on the number of combined cycle gas-fired power plants built by us, as many coal-fired plants have been shut down in the U.S. In 2010, coal-fired power plants accounted for about 45% of net electricity generation in the U.S. For 2022, coal fueled approximately 20% of net electricity generation. It has been reported that the average age of the active plants in the coal-fired fleet approximates 45 years old with an average life span of 50 years; the last coal-fired power plant built in the U.S. was constructed in 2015. On the other hand, natural-gas fired power plants provided approximately 39% of the electricity generated by utility-scale power plants in the U.S. in 2022, representing an increase of 69% from the amount of electrical power generated by natural gas-fired power plants in 2010, which provided approximately 24% of net electricity generation for 2010. The average age of utility-scale natural gas-fired power plants in the U.S. is approximately 22 years old with an average life span of 30 years.

Major advances in the safe combination of horizontal drilling techniques and hydraulic fracturing led to the boom in natural gas supplies which have been available generally at consistently low and stable prices. However, reductions in production levels during the pandemic and an increase in the amount of liquid natural gas exports, among other factors including the Russian invasion of Ukraine, strained domestic natural gas supplies and forced prices upward. As a result, the price of natural gas in the U.S. increased meaningfully during the 2022 calendar year. However, spot prices have declined during the first half of 2023 and are forecasted to stabilize through the remainder of 2023 before rising again in calendar year 2024. When sudden power needs emerge and natural gas prices are relatively high, power producers often choose to increase coal-fired power to satisfy the short term demands for electricity.

In the reference case of its Annual Energy Outlook 2023, the Energy Information Administration (“EIA”) projects that economic growth paired with increasing electrification in end-user sectors will result in the stable growth of electricity demand in the U.S. through 2050. Declining capital costs for solar panels, wind turbines and battery storage, as well as government subsidies like those included in the Inflation Reduction Act of 2022 (the “IRA”), will result in renewables becoming increasingly cost effective compared with the alternatives when the costs of building new power capacity are considered. Renewables are increasingly meeting power demand through 2050 as they become more competitive with natural gas, coal and nuclear power. Uncertainty in natural gas prices leads to different unfavorable projections for combined cycle units in the short term, but in the long term, natural gas demand from the electric power sector stabilizes. As a result of the renewables growth, U.S. coal-fired generation capacity will continue to decline sharply to about 54% of current levels by 2030, with a gradual decline thereafter.

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

Protests against fossil-fuel related energy projects garner media attention and stir public skepticism about new projects which have resulted in delays due to onsite protest demonstrations, indecision by local officials and lawsuits. Various cities, counties and states have adopted clean energy and carbon-free goals or objectives with achievement expected by a certain future date, typically 10 to 30 years out. These aspirational goals may increase the risk of a new power plant becoming a stranded asset long before the end of its otherwise useful economic life, which is a risk that potential equity capital providers may be unwilling to take. The difficulty in obtaining project equity financing and the other factors identified above, may be adversely impacting the planning and initial phases for the construction of new natural gas-fired power plants. Lenders, who have become more wary of funding fossil-fuel ventures as environmental, social and governance ideals influence financing decisions, may be generally unwilling to provide capital for energy projects to increase the domestic production and transmission of oil and natural gas. In addition, insurance underwriters may require oil and gas industry clients to implement plans to reduce methane emissions, that are among the most severe greenhouse gases, and will not provide insurance coverage for oil and gas projects in government-protected conservation areas that do not allow for sustainable use.

We believe that significant uncertainty relates to the policies of the current U.S. Presidential administration. President Biden proposes to make the electricity production in the U.S. carbon free by 2035 and to put the country on the path to achieve net zero carbon emissions by 2050. These policy stances continued during the invasion of Ukraine and the concurrent rise in oil prices as the administration made appeals to other countries to increase oil production while domestic production was challenged by supply chain and labor issues and the maintenance of restrictive regulations. Meanwhile, delays continue for the construction of pipelines needed to transport natural gas to liquid natural gas export facilities for shipment to Western Europe.

In August 2022, President Biden signed the IRA, a climate and healthcare bill that imposes new taxes on corporations with net profits for financial reporting in excess of $1.0 billion, spends billions of dollars over a decade on new workers and technology at the IRS, and funds hundreds of billions of dollars in tax subsidies intended to combat climate change among other measures. According to certain commentary, the legislation will cause investment in technologies needed for leaner production and the use of fuel types, including hydrogen, nuclear, renewables and fossil fuels. However, it appears that receipt of the majority of the tax subsidies will be conditioned on the extent that taxpayers “buy American” and/or pay prevailing wages, among other requirements. Existing supply chains and skilled labor pools may lack the capacity to meet the demand that the incentives are intended to create. Therefore, the subsidies may not provide the intended economic incentives to renewable and other energy project owners. It is not clear that the legislation, for which the rules and regulations have not yet been finalized, will provide assistance to current and future project owners of fossil-fuel power projects as intended.

In May 2023, the Biden administration proposed new rules for the Environmental Protection Agency (the “EPA”) that are intended to drastically reduce greenhouse gases from coal- and gas-fired power plants that officials admit will cost such plants billions of dollars to comply fully by 2042. The new EPA rules would give owners of energy plants, that are providing base load power, flexibility in choosing the means to achieve the emission targets. Alternatives could include the installation of carbon-capture systems that remove carbon dioxide from flue gases that are the by-product of fossil-fuel combustion or the blending of cleaner fuels such as hydrogen. A public comment period for the proposed rules ended in early August 2023; final rules are expected in 2024.

In June 2023, President Biden signed the debt ceiling bill which included reforms for certain elements of the permitting process for energy projects. The bill imposes certain timelines for federal agencies to review and to approve elements of major energy projects and includes provisions designating a single agency to take the lead on the environmental review process. Such streamlining of the current permitting process for energy generating facilities could ease certain constraints on the power industry.

Regarding emissions, it is important to note that in its 2023 reference case, EIA projects that U.S. energy-related carbon dioxide emissions will decline by a little over 30% below the 2005 emissions level by 2030. We believe that a significant portion of the reduction related to the shift from coal-fired to natural gas-fired power generation has already occurred as described above. It appears that from 2005 to 2022, the energy-related emissions declined by approximately 20%. The EIA credits the impacts of the IRA, updates to technology costs and performance across the energy system and changes in the macroeconomic outlook with maintaining the reduction percentage versus the 2005 level of emissions at approximately 30% from now through 2050. In addition, the EIA indicates that further emissions reductions are limited by longer-term growth in U.S. transportation and industrial activity. The EIA in its report does not include emissions from the power industry among the reasons for the lack of further emission reductions from 2030 through 2050.

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

Most of our recently completed and awarded EPC service contracts relate to the construction of natural gas-fired power plants located within the Mid-Atlantic geographic footprint of PJM Interconnection (“PJM”), which operates a capacity market to ensure long-term grid reliability by securing the appropriate amount of power supply resources needed to meet predicted future energy demands in the Mid-Atlantic region of the U.S. Capacity payments represent meaningful portions of the revenue streams of qualifying power plants.  The capacity auction for a particular delivery year was usually held during the month of May, three years prior to the actual delivery year. However, the 2023/2024 auction, rescheduled to December 2021, was delayed until January 2022 and then was postponed again until June 2022. The auction results included increased capacity powered by nuclear, solar and natural gas energy sources, and decreased capacity provided by coal and wind energy sources. However, prices for the 2023/2024 and 2024/2025 delivery years were significantly lower than each previous auction. In June 2023, the Federal Energy Regulatory Commission (“FERC”) issued an order accepting PJM’s proposal for the 2025/2026 capacity auction, scheduled to be held in June 2023, to be postponed until June 2024. Thereafter, the capacity auctions through the 2028/2029 delivery year will be held every six months through May 2026, so that market design rule changes proposed by stakeholders might be implemented for all future auctions. These new rules for capacity market enhancements are expected to be filed by October 2023.

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

In February 2023, PJM released a position paper that supported the growing concern that the reliability of power grids is being eroded by the rush to renewable power. While acknowledging the reality of the power transition in the PJM system, it warned that its research highlighted three trends that present increasing reliability risks during the transition due to a potential timing mismatch between load growth, resource retirements and the pace of new electricity generating plant additions.

The paper indicates that the growth rate of electricity demand in the PJM footprint is likely to increase from electrification (i.e., shifts to electric-powered automobiles, electric appliances, etc.) coupled with the proliferation of high-demand data centers in the region. Coal-fired and old gas-fired power generation facilities are being retired at a rapid pace due to government and private sector policies as well as economics. The risk is that these retirements may outpace the construction of new power-generating facilities as PJM’s interconnection queue includes primarily intermittent and limited-duration renewable energy resources. Given the operating characteristics of these types of facilities, PJM will need multiple megawatts of renewable power and accompanying battery storage to replace a single megawatt of thermal generation.

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

In the U.S., local electricity grids are connected to form larger networks and to improve reliability and economic efficiency and are known as Regional Transmission Operators (“RTOs”) and Independent System Operators (“ISOs”). They are members of three main interconnections, the Eastern Interconnection, the Western Interconnection and the Electric Reliability Council of Texas. These interconnectors cover wide swaths of the U.S. Although the three interconnections operate independently of each other and have very limited transfers of power between them, the operation of interconnections is conducted by balancing authorities, which ensures that power supply and demand are balanced to maintain the reliability of applicable power systems. All RTOs, including PJM, and ISOs in the U.S. are balancing authorities. Consequently, reliability threats to certain individual RTOs and ISOs represent threats to entire interconnection organizations.

The challenge is that wind and solar farms do not produce electricity at all times and they need large batteries to store their output for later use. While large battery storage capacity is under development, regional grid operators have warned that the pace may not be fast enough to offset the closures of traditional power plants that can work around the clock.

Accelerating the build-out of renewable energy sources and batteries has become an especially difficult proposition amid supply-chain challenges and inflation. For example, during Fiscal 2023, the highly publicized probe by the U.S. Commerce Department into whether Chinese solar manufacturers were circumventing trade tariffs on solar panels had the effect of halting imports of key components needed to build new solar farms and effectively brought most of the U.S. solar industry to a temporary standstill. As a result of this probe, the U.S. determined that certain Chinese solar manufacturers were dodging U.S. tariffs by finishing their products in Cambodia, Malaysia, Thailand and Vietnam, countries that account for approximately 80% of solar panel supplies. In August 2023, the Commerce Department of the U.S. decided to impose tariffs on solar imports from Southeast Asia. Critics of this action claim that the tariffs will scramble supply chains, delay projects and reduce profits for solar farm developers.

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

Electricity generation from commercial nuclear power plants in the U.S. began in 1958. At the end of 2021, the U.S. had 93 operating commercial nuclear reactors at 55 nuclear power plants in 28 states. The average age of these nuclear reactors is about 40 years old with most plants authorized to operate for another 20 years. In 2009, construction began on two nuclear reactors in the U.S., Vogtle Units 3 and 4, projects that have since experienced significant construction delays and billions of dollars in cost overruns. In August 2023, Vogtle Unit 3 commenced commercial operation, which marks the first nuclear reactor commissioned in the U.S. since the Tennessee Valley Authority’s Watts Bar 2 in 2016, which was twenty years after the previous one began operation.

Renewed interest in nuclear power could result in the construction of new nuclear powered, carbon-free, electricity generation stations in the U.S. that would use smaller and more economical nuclear reactors. The deployment of small modular reactors could mean lower construction and electricity costs through the use of simpler power plant designs, standardized components and passive safety measures. Such plants could be built in less time than larger plants, utilize less space and represent a viable choice for reliable power to offset the intermittencies of renewable power sources. The increase by the U.S. in its use of nuclear power for electricity generation could have unfavorable effects on the demand for new natural gas-fired and additional renewable energy facilities in the future, but could provide balance-of-plant construction opportunities for GPS.

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

We also believe that it is also important to note that the plans for certain natural gas-fired power plant projects include the integration of hydrogen-burning capabilities. While the plants will initially burn natural gas alone, it is planned by the respective project owners that the plants will eventually burn a mixture of natural gas and green hydrogen, thereby establishing power-generation flexibility for these plants. We believe this is a winning combination that provides inexpensive and efficient power, enhances grid reliability and addresses clean-air concerns. The building of state-of-the-art power plants with flex-fuel capability replaces coal-fired power plants in the short term with relatively clean gas-fired electricity generation. Further, such additions to the power generation fleet provide the potential for the plants to burn 100% green hydrogen gas, which would provide both base load power and long duration back-up power, when the sun is not shining or the wind is not blowing, for extended periods of time and without certain harmful air emissions.

It has been stated that the current scramble for electricity, regardless of source, caused by the Russian invasion of Ukraine has clarified that the 100% transition to renewable energy is in the distant future and has prompted, in part, renewed interest in not only carbon capture techniques, but carbon removal technologies as well. Carbon capture processes grab carbon from smokestacks and other sources of dense greenhouse gases, thereby reducing harmful emissions. Carbon-removal technologies are more demanding as they remove carbon out of the more diffuse open air in order to store it for centuries. Governments, including the U.S., are taking initial steps to boost this industry. The success of this industry could reduce the climate-change fear associated with natural gas-fired power plants. We intend to execute an “all-of-the-above” approach in pursuing the construction of future facilities that support the energy transition, which we see as a continuation of our historical commitment to building cleaner energy plants.

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

The foregoing discussion in this “Market Outlook” does focus on the state of the domestic power market as the EPC services business of GPS historically provides the predominant amount of our revenues. However, overseas power markets provide important new power construction opportunities for us especially across Ireland and the U.K.

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

As noted above, APC entered into engineering and construction services contracts during Fiscal 2023 with the ESB to construct three 65 MW aero-derivative gas turbine flexible generation power plants around the city of Dublin, Ireland. All three projects are expected to operate intermittently during peak periods of electricity demand and as back-up supply options when renewable electricity generation is limited. Additionally, the Shannonbridge Project, for which APC received full notice to proceed in August 2023 to construct eight turbine units capable of producing 264 MW of power, is an initiative of EirGrid and the ESB that aims to ensure reliable electricity supply during critical situations and emergencies.

Further, the Irish government recognized that the successful development of data centers in the country is a key aspect in promoting Ireland as a digital economy hot-spot in Europe. The stewards of the electricity supply in Ireland recognize that the large increase in electricity demand presented by the growth of the data center industry represents an evolving, significant risk to the security of the supply. During Fiscal 2023, APC completed a project to install natural gas-fired power generation for a major data center in the Dublin area.

APC is actively pursuing other new business opportunities in both the renewable and support sectors of power generation with its existing and new clients. Over the past few years, GPS has provided top management guidance and project management expertise to APC as it completed its subcontract efforts for a biomass-burning power plant and won the awards of the projects to build new gas-fired power plant units near Belfast and Dublin. APC has provided manpower to GPS on several of its EPC services contracts. These recent experiences have demonstrated that the two companies can combine resources effectively. We believe that GPS and APC working together is a competitive advantage as we pursue emerging new business opportunities in Ireland and the U.K. GPS is teaming with APC in the performance of the Shannonbridge Project.

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

Comparison of the Results of Operations for the Three Months Ended July 31, 2023 and 2022

We reported net income of $12.8 million, or $0.94 per diluted share, for the three months ended July 31, 2023. For the comparable period of the prior year, we reported net income of $4.2 million, or $0.30 per diluted share.

The following schedule compares our operating results for the three months ended July 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended July 31,
	2023	2022	$ Change	% Change
REVENUES
Power industry services	$105,345	$91,327	$14,018	15.3%
Industrial construction services	32,756	23,022	9,734	42.3
Telecommunications infrastructure services	3,248	3,761	(513)	(13.6)
Revenues	141,349	118,110	23,239	19.7
COST OF REVENUES
Power industry services	87,094	71,225	15,869	22.3
Industrial construction services	28,076	19,551	8,525	43.6
Telecommunications infrastructure services	2,437	2,947	(510)	(17.3)
Cost of revenues	117,607	93,723	23,884	25.5
GROSS PROFIT	23,742	24,387	(645)	(2.6)
Selling, general and administrative expenses	10,501	10,984	(483)	(4.4)
INCOME FROM OPERATIONS	13,241	13,403	(162)	(1.2)
Other income, net	4,118	505	3,613	715.4
INCOME BEFORE INCOME TAXES	17,359	13,908	3,451	24.8
Income tax expense	4,592	9,686	(5,094)	(52.6)
NET INCOME	$12,767	$4,222	$8,545	202.4%

Revenues

Power Industry Services

The revenues of the power industry services segment, representing the businesses of GPS and APC, increased by 15.3%, or $14.0 million, to $105.3 million for the three months ended July 31, 2023 compared with revenues of $91.3 million for the three months ended July 31, 2022 as the quarterly construction activities increased for the Shannonbridge Power Project, the Trumbull Energy Center, The ESB FlexGen peaker plants, and the Kilroot Power Station. The increase in revenues between quarters was partially offset by decreased construction activities associated with the Guernsey Power Station project and Maple Hill Solar energy facility, as those projects are generally near or at completion. The revenues of this business segment represented approximately 74.5% of consolidated revenues for the quarter ended July 31, 2023 and 77.3% of consolidated revenues for the corresponding prior year quarter.

The primary driver for the revenues of this segment for the three months ended July 31, 2022 were the revenues associated with the construction of the Guernsey Power Station.

Industrial Construction Services

The revenues of our industrial construction services segment, representing the business of TRC, increased by $9.7 million, or 42.3%, to $32.8 million for the three months ended July 31, 2023 compared to revenues of $23.0 million for the three months ended July 31, 2022 as the amounts of field services and vessel fabrication work increased meaningfully between periods. For the three months ended July 31, 2023 and 2022, the revenues of this segment represented 23.2% and 19.5% of consolidated revenues for the corresponding periods.

The major customers of TRC include one of North America’s largest fertilizer producers, as well as chemical, mining, forest products, construction, energy and manufacturing companies with plants, facilities and other sites located primarily in the Southeast region of the U.S. TRC also  has two significant projects underway for field service work at water treatment facilities.

Telecommunications Infrastructure Services

The revenue results of this business segment, which represent the business of SMC, were $3.2 million for the three-month period ended July 31, 2023, a decrease of $0.5 million, or 13.6%, from the amount of revenues earned during the three months ended July 31, 2022.

Cost of Revenues

With the increase in consolidated revenues for the three months ended July 31, 2023 compared with last year’s second quarter ended July 31, 2022, the consolidated cost of revenues also increased between the quarters. These costs were $117.6 million and $93.7 million for the three-month periods ended July 31, 2023 and 2022, respectively, representing an increase of approximately 25.5%.

For the three-month period ended July 31, 2023, we reported a consolidated gross profit of approximately $23.7 million which represented a gross profit percentage of approximately 16.8% of corresponding consolidated revenues, a decrease from the three-month period ended July 31, 2022 primarily due to changes in the mix of our revenues and unfavorable profit adjustments on an APC project. The gross profit percentages of corresponding revenues for the power industry services, industrial construction services and the telecommunications infrastructure services segments were 17.3%, 14.3% and 25.0%, respectively, for the quarter ended July 31, 2023.

Our consolidated gross profit reported for the three-month period ended July 31, 2022 was $24.4 million, which represented a gross profit percentage of approximately 20.6% of corresponding consolidated revenues. The gross profit percentages of corresponding revenues for the power industry services, industrial construction services and the telecommunications infrastructure services segments were 22.0%, 15.1% and 21.6%, respectively, for the quarter ended July 31, 2022.

Selling, General and Administrative Expenses

These costs were $10.5 million and $11.0 million for the three months ended July 31, 2023 and 2022, respectively, and represented 7.4% and 9.3% of corresponding consolidated revenues, respectively.

Other Income, Net

Other income, net, for the three months ended July 31, 2023 was $4.1 million, which reflected income earned during the period on funds invested in a money market account, CDs and U.S. Treasury notes in the total amount of approximately $3.3 million, as investment returns are meaningfully higher this year.

We reported other income, net, in the amount of $0.5 million for the three months ended July 31, 2022, which included primarily earnings associated with our solar fund investments.

Income Taxes

We incurred income tax expense for the three months ended July 31, 2023 in the amount of approximately $4.6 million, which represents an effective income tax rate of 26.5%. This effective tax rate differs from the statutory federal tax rate of 21% due primarily to the unfavorable estimated effects of state income taxes and permanent differences, including certain nondeductible executive compensation and an increased amount of global intangible low taxed income (“GILTI”) for the current fiscal quarter. For the three months ended July 31, 2022, we reported income tax expense in the amount of approximately $9.7 million, including an unfavorable adjustment in the approximate amount of $6.2 million that was related to the settlement of the research and development credit claims with the IRS. Excluding the effect of this adjustment, our effective income tax rate for the three months ended July 31, 2022 was 25.2%.

Comparison of the Results of Operations for the Six Months Ended July 31, 2023 and 2022

We reported net income of $14.9 million, or $1.10 per diluted share, for the six months ended July 31, 2023. For the comparable period of the prior year, we reported net income of $11.7 million, or $0.80 per diluted share.

The following schedule compares our operating results for the six months ended July 31, 2023 and 2022 (dollars in thousands):

	Six Months Ended July 31,
	2023	2022	$ Change	% Change
REVENUES
Power industry services	$175,521	$165,276	$10,245	6.2%
Industrial construction services	63,063	45,523	17,540	38.5
Telecommunications infrastructure services	6,440	7,588	(1,148)	(15.1)
Revenues	245,024	218,387	26,637	12.2
COST OF REVENUES
Power industry services	147,429	130,260	17,169	13.2
Industrial construction services	54,638	38,231	16,407	42.9
Telecommunications infrastructure services	4,991	5,771	(780)	(13.5)
Cost of revenues	207,058	174,262	32,796	18.8
GROSS PROFIT	37,966	44,125	(6,159)	(14.0)
Selling, general and administrative expenses	21,092	21,559	(467)	(2.2)
INCOME FROM OPERATIONS	16,874	22,566	(5,692)	(25.2)
Other income, net	3,489	1,100	2,389	217.2
INCOME BEFORE INCOME TAXES	20,363	23,666	(3,303)	(14.0)
Income tax expense	5,487	11,959	(6,472)	(54.1)
NET INCOME	$14,876	$11,707	$3,169	27.1%

Revenues

Power Industry Services

The revenues of the power industry services segment, increased by $10.3 million, or 6.2%, to $175.5 million for the six months ended July 31, 2023 compared with revenues of $165.3 million for the six months ended July 31, 2022 as the current year construction activities increased for the Shannonbridge Power Project, the Trumbull Energy Center, The ESB FlexGen peaker plants, and the Kilroot Power Station. The increase in revenues between years was partially offset by decreased construction activities associated with the Guernsey Power Station project, the Maple Hill Solar energy facility and APC’s Equinix data center project, as those projects are generally near or at completion. The revenues of this business segment represented approximately 71.6% of consolidated revenues for the six-month period ended July 31, 2023 and 75.7% of consolidated revenues for the six-month period ended July 31, 2022.

The primary driver for the revenues of this segment for the six months ended July 31, 2022 were the revenues associated with the construction of the Guernsey Power Station.

Industrial Construction Services

The revenues of our industrial construction services segment, increased by $17.5 million, or 38.5%, to $63.1 million for the six months ended July 31, 2023 compared to revenues of $45.5 million for the six months ended July 31, 2022 as the amounts of field services and, particularly, vessel fabrication work in support of field services increased between periods. For the six months ended July 31, 2023 and 2022, the revenues of this segment represented 25.7% and 20.8% of consolidated revenues for the corresponding periods.

Telecommunications Infrastructure Services

The revenue results of this business segment, were $6.4 million for the six-month period ended July 31, 2023, a decrease of $1.2 million, or 15.1%, from the amount of revenues earned during the six months ended July 31, 2022.

Cost of Revenues

With the increase in consolidated revenues for the six months July 31, 2023 compared with last year’s six-month period ended July 31, 2022, the consolidated cost of revenues also increased between the periods. These costs were $207.1 million and $174.3 million for the six-month periods ended July 31, 2023 and 2022, respectively, representing an increase of approximately 18.8%.

For the six-month period ended July 31, 2023, we reported a consolidated gross profit of approximately $38.0 million which represented a gross profit percentage of approximately 15.5% of corresponding consolidated revenues, a decrease from the six-month period ended July 31, 2022 primarily due to changes in our revenue mix and unfavorable profit adjustments on an APC project. The gross profit percentages of corresponding revenues for the power industry services, industrial construction services and the telecommunications infrastructure services segments were 16.0%, 13.4% and 22.5%, respectively, for the six months ended July 31, 2023.

Our consolidated gross profit reported for the six-month period ended July 31, 2022 was $44.1 million, which represented a gross profit percentage of approximately 20.2% of corresponding consolidated revenues. The gross profit percentages of corresponding revenues for the power industry services, industrial construction services and the telecommunications infrastructure services segments were 21.2%, 16.0% and 23.9%, respectively, for the six months ended July 31, 2022.

Selling, General and Administrative Expenses

These costs were $21.1 million and $21.6 million for the six months ended July 31, 2023 and 2022, respectively, and represented 8.6% and 9.9% of corresponding consolidated revenues, respectively.

Other Income, Net

Other income, net, for the six months ended July 31, 2023 was $3.5 million, which reflected income earned during the period on invested funds in the total amount of approximately $5.7 million, as investment returns are meaningfully higher this year, partially offset by the wire-transfer fraud loss of $3.0 million that occurred in the first quarter of Fiscal 2024 and $0.2 million in related professional fees. Also included in other income, net, are approximately $0.4 million in funds that have been recovered from the wire-transfer fraud loss through legal efforts and insurance proceeds (see Note 15 to the accompanying condensed consolidated financial statements).

We reported other income, net, in the amount of $1.1 million for the six months ended July 31, 2022, which included primarily earnings associated with our solar fund investments.

Income Taxes

We incurred income tax expense for the six months ended July 31, 2023 in the amount of approximately $5.5 million, which represents an effective income tax rate of 26.9%. This estimated tax rate differs from the statutory federal tax rate of 21% due primarily to the unfavorable estimated effects of state income taxes and permanent differences, including certain nondeductible executive compensation and an increased amount of GILTI for the current year. For the six months ended July 31, 2022, we reported income tax expense in the amount of approximately $12.0 million, including the aforementioned unfavorable adjustment in the amount of $6.2 million related to the settlement of research and development claims with the IRS. Excluding the effect of this adjustment, our effective income tax rate for the six-months ended July 31, 2022 was 24.4%.

Liquidity and Capital Resources as of July 31, 2023

At July 31 and January 31, 2023, our balances of cash and cash equivalents were $204.8 million and $173.9 million, respectively, which represented an increase of $30.9 million.

The net amount of cash provided by operating activities for the six months ended July 31, 2023 was $34.6 million. Our net income for the six months ended July 31, 2023, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $18.8 million. The reduction in the balance of contract assets of $4.0 million, represented a source of cash and was primarily due to project retentions being collected as the Guernsey Power Station reached substantial completion during the period, partially offset by an increase in contract assets related to the Kilroot project. The $5.6 million decrease in contract receivables during the period represented a source of cash, primarily due to collections of receivables and the billing of project retentions related to the Guernsey Power Station, partially offset by APC project billings reflecting increased construction activity. The increase in contract liabilities of $20.2 million represented a source of cash, primarily due to the net effect of the early phase of construction activities on a

GPS project and the post peak phase of certain APC projects. However, reductions in the combined level of accounts payables and accrued expenses in the amount of $8.9 million and the increase of other assets of $5.2 million, represented uses of cash during the period.

During the six months ended July 31, 2023, our primary source of cash from investing activities was the net maturities of CDs issued by the Bank, in the amount of $69.8 million. We used $60.3 million of these proceeds to invest in available-for-sale U.S. Treasury notes. We also used $1.0 million to make capital expenditures.

For the six months ended July 31, 2023, we used $12.5 million cash in financing activities, including $6.7 million used to repurchase shares of common stock pursuant to our share repurchase program and $6.7 million used for the payment of regular cash dividends. We received proceeds from the exercise of stock options in the amount of $0.9 million, which represented a source of cash. As of July 31, 2023, there were no restrictions with respect to intercompany payments between the holding company, GPS, TRC, APC and SMC.

During the six months ended July 31, 2022, our balance of cash and cash equivalents decreased by a net amount of $207.2 million and our working capital decreased by $48.1 million to $236.2 million as of July 31, 2022 from $284.3 million as of January 31, 2022.

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

During the six months ended July 31, 2022, we used cash to purchase CDs issued by the Bank in the amount of $85.0 million. We also used $60.3 million cash in financing activities during the six months ended July 31, 2022, including $53.2 million used to repurchase shares of our common stock and $7.2 million used for the payment of regular cash dividends.

At July 31, 2023, a portion of our balance of cash and cash equivalents was invested in certificates of deposit and a money market fund with most of its net assets invested in cash, U.S. Treasury obligations and repurchase agreements secured by U.S. government obligations. The major portion of our domestic operating bank account balances are maintained with the Bank. We do maintain certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of the operations of APC.

In order to monitor the actual and necessary levels of liquidity for our business, we focus on net liquidity, or working capital, in addition to our cash balances. During the six months ended July 31, 2023, our net liquidity increased by $3.3 million to $239.5 million from $236.2 million as of January 31, 2023, due primarily to our net income for the period, partially offset by common stock repurchases and the payment of cash dividends. As we have no debt service, as our fixed asset acquisitions in a reporting period are typically low, and as our net liquidity includes our short-term investments and available-for-sale U.S. Treasury notes, our levels of working capital are not subjected to the volatility that affects our levels of cash and cash equivalents.

During April 2021, we amended our Credit Agreement with the Bank which extended the expiration date of the Credit Agreement to May 31, 2024 and reduced the borrowing rate. On March 6, 2023, we entered into the Second Amendment to the Credit Agreement. The Second Amendment modified the Credit Agreement to, primarily, replace the interest pricing with a rate of SOFR plus 1.6% and add SOFR successor rate language. The Credit Agreement, as amended, includes the following features, among others: a lending commitment of $50.0 million including a revolving loan and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions. Additionally, the Credit Agreement, as amended, continues to include customary terms, covenants and events of default for a credit facility of its size and nature. Prior to the expiration of the current term of the Credit Agreement, we expect to reach agreement with the Bank to extend it.

We may also use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business as defined by the Bank. At July 31, 2023, we had no outstanding borrowings. However, the Bank has issued letters of credit in the total outstanding amount of $9.4 million in support of the activities of APC under new customer contracts.

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement, as amended, requires that we comply with certain financial covenants at our fiscal year-end and at each fiscal quarter-end, and includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. At July 31, 2023, we were compliant with the covenants of the Credit Agreement, as amended.

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

As of July 31, 2023 and January 31, 2023, the estimated amounts of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, were approximately $0.5 billion and $0.6 billion, respectively. As of July 31, 2023 and January 31, 2023, the outstanding amounts of bonds covering other risks, including warranty obligations related to completed activities, were not material.

We have also provided a financial guarantee in the amount of $3.6 million to support certain project developmental efforts. A liability was established for the estimated loss related to this guarantee during Fiscal 2022.

When sufficient information about claims related to performance on projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such losses. As our subsidiaries are wholly-owned, any actual liability related to contract performance is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. Any amounts that we may be required to pay in excess of the estimated costs to complete contracts in progress as of July 31, 2023 are not estimable.

The Company made prior year investments of approximately $6.3 million in limited liability companies that make equity investments in solar energy projects that are eligible to receive energy tax credits. It is likely that we will evaluate opportunities to make other solar energy investments of this type in the future.

We believe that cash on hand, our cash equivalents, cash that will be provided from the maturities of short-term investments and other debt securities and cash generated from our future operations, with or without funds available under our Credit Agreement, as amended, will be adequate to meet our general business needs in the foreseeable future. In general, we maintain significant liquid capital in our consolidated balance sheet to ensure the maintenance of our bonding capacity and to provide parent company performance guarantees for EPC and other construction projects.

However, any significant future acquisition, investment or other unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

The table following immediately below presents the determinations of EBITDA for the three and six months ended July 31, 2023 and 2022, respectively (amounts in thousands).

	Three Months Ended
	July 31,
	2023	2022
Net income, as reported	$12,767	$4,222
Income tax expense	4,592	9,686
Depreciation	488	747
Amortization of intangible assets	98	233
EBITDA	$17,945	$14,888

	Six Months Ended
	July 31,
	2023	2022
Net income, as reported	$14,876	$11,707
Income tax expense	5,487	11,959
Depreciation	1,035	1,556
Amortization of intangible assets	196	399
EBITDA	$21,594	$25,621

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

We consider the accounting policies related to revenue recognition on long-term construction contracts; income tax reporting; and the financial reporting associated with any significant claims or legal matters to be most critical to the understanding of our financial position and results of operations. An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report. During the six months ended July 31, 2023, there have been no material changes in the way we apply the critical accounting policies described therein.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of July 31, 2023, we had no outstanding borrowings under our financing arrangements with the Bank (see Note 6 to the accompanying condensed consolidated financial statements), which provide a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2024 with interest at SOFR plus 1.6%. During the three months ended July 31, 2023 and 2022, we did not enter into any material derivative financial instruments for trading, speculation or other purposes that would expose us to market risk.

We maintain a substantial amount of our temporarily investable cash in certificates of deposit, a money market fund and U.S. Treasury notes (see Note 3 of the accompanying condensed consolidated financial statements). As of July 31, 2023, the weighted average number of days remaining until maturity for the certificates of deposit and U.S Treasury notes was 498 days. The weighted average annual interest rate of our certificates of deposit of $80.0 million, the money market fund balance of $127.1 million, and the U.S. Treasury notes face value of $60.0 million was 5.0%. To illustrate the potential impact of changes in the overall interest rate associated with our investable cash balance at July 31, 2023 on our annual results of operations, we present the following hypothetical analysis. It assumes that our condensed consolidated balance sheet as of July 31, 2023 remains constant, and no further actions are taken to alter our existing interest rate sensitivity, including reinvestments (dollars in thousands).

	Increase (Decrease) in	Increase (Decrease) in	Net Increase (Decrease) in
Basis Point Change	Interest Income	Interest Expense	Income (Pre-Tax)
Up 300 basis points	$9,546	$—	$9,546
Up 200 basis points	6,364	—	6,364
Up 100 basis points	3,182	—	3,182
Down 100 basis points	(3,182)	—	(3,182)
Down 200 basis points	(6,364)	—	(6,364)
Down 300 basis points	(9,546)	—	(9,546)

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

We are subject to fluctuations in prices for commodities including steel products, copper, concrete and fuel. Although we attempt to secure firm quotes from our suppliers, we generally do not hedge against increases in prices for these commodities. Commodity price risks may have an impact on our results of operations due to the fixed-price nature of many of our contracts. We attempt to include the anticipated amounts of price increases or decreases in the costs of our bids. In times of increased supply cost volatility, we may take other steps to reduce our risks. For example, we may hold quotes related to materials in our industrial construction services segment for very short periods. For major fixed price contracts in our power industry services segment, we may mitigate material cost risks by procuring the majority of the equipment and construction supplies during the early phases of a project. The profitability of our active jobs has not suffered meaningfully from the periodic global surges in non-residential construction material costs.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 31, 2023. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to the Company and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure in the reports.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we may have pending claims and legal proceedings. It is our opinion, based on information available at this time, that any current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

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

Information related to our share repurchases for the three months ended July 31, 2023 follows:

				Approximate Dollar
			Total Number of	Value of Shares That May Yet
			Shares Purchased as Part of	Be Purchased under the
	Total Number of	Average Price per	Publicly Announced	Plans or Programs
Period	Shares Repurchased	Share Paid	Plans or Programs	(Dollars in Thousands)
May 1 - 31, 2023	3,932	$39.96	3,932	$32,574
June 1 - 30, 2023	21,701	$39.98	21,701	$31,706
July 1 - 31, 2023	51,499	$38.88	51,499	$29,704
Total	77,132		77,132

Under the Share Repurchase Plan and as of July 31, 2023, the Company has repurchased 2,553,254 shares of its common stock since November 2021 (when it began to make such repurchases) at an average price of $37.32 per share.

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

ARGAN, INC.

September 6, 2023	By:	/s/ David H. Watson
David H. Watson
President and Chief Executive Officer

September 6, 2023	By:	/s/ Richard H. Deily
Richard H. Deily
Senior Vice President, Chief Financial Officer,
Treasurer and Corporate Secretary