Form 10-Q
period 2023-10-31
ARGAN INC
filed 2023-12-06
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

October 31, 2023

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

Common stock, $0.15 par value: 13,327,866 shares as of December 1, 2023.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022
REVENUES	$163,755	$117,875	$408,779	$336,262
Cost of revenues	144,520	95,667	351,578	269,929
GROSS PROFIT	19,235	22,208	57,201	66,333
Selling, general and administrative expenses	11,375	12,667	32,467	34,226
INCOME FROM OPERATIONS	7,860	9,541	24,734	32,107
Other income, net	3,733	768	7,222	1,868
INCOME BEFORE INCOME TAXES	11,593	10,309	31,956	33,975
Income tax expense	6,129	2,551	11,616	14,510
NET INCOME	5,464	7,758	20,340	19,465
Foreign currency translation adjustments	(882)	(650)	(627)	(2,601)
Net unrealized losses on available-for-sale securities	(427)	—	(1,147)	—
COMPREHENSIVE INCOME	$4,155	$7,108	$18,566	$16,864

NET INCOME PER SHARE
Basic	$0.41	$0.56	$1.52	$1.36
Diluted	$0.40	$0.56	$1.50	$1.36

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	13,328	13,781	13,381	14,268
Diluted	13,559	13,812	13,549	14,350

CASH DIVIDENDS PER SHARE	$0.30	$0.25	$0.80	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	October 31,	January 31,
	2023	2023
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$185,569	$173,947
Investments	211,946	151,511
Accounts receivable, net	49,922	50,132
Contract assets	25,391	24,778
Other current assets	41,243	38,334
TOTAL CURRENT ASSETS	514,071	438,702
Property, plant and equipment, net	10,786	10,430
Goodwill	28,033	28,033
Intangible assets, net	2,315	2,609
Deferred taxes, net	3,132	3,689
Right-of-use and other assets	5,315	6,024
TOTAL ASSETS	$563,652	$489,487

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$34,532	$56,375
Accrued expenses	83,193	49,867
Contract liabilities	156,169	96,261
TOTAL CURRENT LIABILITIES	273,894	202,503
Noncurrent liabilities	4,925	6,087
TOTAL LIABILITIES	278,819	208,590

COMMITMENTS AND CONTINGENCIES (see Notes 7 and 8)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 15,828,289 shares issued; 13,332,747 and 13,441,590 shares outstanding at October 31, 2023 and January 31, 2023, respectively	2,374	2,374
Additional paid-in capital	163,154	162,208
Retained earnings	217,486	207,832
Less treasury stock, at cost – 2,495,542 and 2,386,699 shares at October 31, 2023 and January 31, 2023, respectively	(93,531)	(88,641)
Accumulated other comprehensive loss	(4,650)	(2,876)
TOTAL STOCKHOLDERS’ EQUITY	284,833	280,897
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$563,652	$489,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2023 AND 2022

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional			Accumulated Other
	Outstanding	Par	Paid-in	Retained	Treasury	Comprehensive	Non-controlling	Total
	Shares	Value	Capital	Earnings	Stock	Loss	Interest	Equity
Balances, August 1, 2023	13,353,653	$2,374	$162,323	$216,009	$(92,329)	$(3,341)	$—	$285,036
Net income	—	—	—	5,464	—	—	—	5,464
Foreign currency translation loss	—	—	—	—	—	(882)	—	(882)
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(427)	—	(427)
Stock compensation expense	—	—	1,198	—	—	—	—	1,198
Stock option exercises and restricted stock unit settlements, net of shares withheld for exercise price and withholding taxes	21,747	—	(367)	—	527	—	—	160
Common stock repurchases	(42,653)	—	—	—	(1,729)	—	—	(1,729)
Cash dividends	—	—	—	(3,987)	—	—	—	(3,987)
Balances, October 31, 2023	13,332,747	$2,374	$163,154	$217,486	$(93,531)	$(4,650)	$—	$284,833

Balances, August 1, 2022	13,884,195	$2,374	$160,229	$193,205	$(73,573)	$(4,402)	$(797)	$277,036
Net income	—	—	—	7,758	—	—	—	7,758
Foreign currency translation loss	—	—	—	—	—	(650)	—	(650)
Stock compensation expense	—	—	1,076	—	—	—	—	1,076
Common stock repurchases	(308,423)	—	—	—	(10,084)	—	—	(10,084)
Cash dividends	—	—	—	(3,396)	—	—	—	(3,396)
Balances, October 31, 2022	13,575,772	$2,374	$161,305	$197,567	$(83,657)	$(5,052)	$(797)	$271,740

Balances, February 1, 2023	13,441,590	$2,374	$162,208	$207,832	$(88,641)	$(2,876)	$—	$280,897
Net income	—	—	—	20,340	—	—	—	20,340
Foreign currency translation loss	—	—	—	—	—	(627)	—	(627)
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(1,147)	—	(1,147)
Stock compensation expense	—	—	3,416	—	—	—	—	3,416
Stock option exercises and restricted stock unit settlements, net of shares withheld for exercise price and withholding taxes	103,598	—	(2,470)	—	3,577	—	—	1,107
Common stock repurchases	(212,441)	—	—	—	(8,467)	—	—	(8,467)
Cash dividends	—	—	—	(10,686)	—	—	—	(10,686)
Balances, October 31, 2023	13,332,747	$2,374	$163,154	$217,486	$(93,531)	$(4,650)	$—	$284,833

Balances, February 1, 2022	15,257,688	$2,368	$158,190	$188,690	$(20,405)	$(2,451)	$(797)	$325,595
Net income	—	—	—	19,465	—	—	—	19,465
Foreign currency translation loss	—	—	—	—	—	(2,601)	—	(2,601)
Stock compensation expense	—	—	3,055	—	—	—	—	3,055
Stock option exercises and restricted stock unit settlements	39,099	6	60	—	—	—	—	66
Common stock repurchases	(1,721,015)	—	—	—	(63,252)	—	—	(63,252)
Cash dividends	—	—	—	(10,588)	—	—	—	(10,588)
Balances, October 31, 2022	13,575,772	$2,374	$161,305	$197,567	$(83,657)	$(5,052)	$(797)	$271,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,340	$19,465
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock compensation expense	3,416	3,055
Changes in accrued interest on investments	(1,876)	(790)
Depreciation	1,524	2,296
Lease expense	1,335	1,871
Deferred income tax expense (benefit)	497	(209)
Amortization of intangible assets	294	611
Equity in loss (income) of solar energy investments	130	(1,112)
Other	157	20
Changes in operating assets and liabilities
Accounts receivable	168	(10,921)
Contract assets	(613)	(6,647)
Other assets	(2,977)	6,184
Accounts payable and accrued expenses	9,960	(7,952)
Contract liabilities	59,908	(78,859)
Net cash provided by (used in) operating activities	92,263	(72,988)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(115,000)	(249,750)
Maturities of short-term investments	159,750	190,000
Purchases of available-for-sale securities	(104,492)	—
Purchases of property, plant and equipment	(2,143)	(2,582)
Net cash used in investing activities	(61,885)	(62,332)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchases	(8,467)	(63,252)
Payments of cash dividends	(10,686)	(10,588)
Proceeds from share-based award settlements	1,107	66
Net cash used in financing activities	(18,046)	(73,774)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(710)	(5,313)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,622	(214,407)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	173,947	350,472
CASH AND CASH EQUIVALENTS, END OF PERIOD	$185,569	$136,065

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets obtained in exchange for lease obligations	$706	$935
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$7,022	$6,310
Cash paid for operating leases	$1,340	$1,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

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

Through GPS and APC, the Company provides a full range of engineering, procurement, construction, commissioning, maintenance, project development, and technical consulting services to the power generation market. The customers include primarily independent power producers, public utilities, power plant equipment suppliers and other commercial firms with significant power requirements with customer projects located in the United States (the “U.S.”), the Republic of Ireland (“Ireland”) and the United Kingdom (the “U.K.”). GPS and APC represent the Company’s power industry services reportable segment. Through TRC, the industrial construction services reportable segment provides on-site services that support new plant construction and additions, maintenance turnarounds, shutdowns and emergency mobilizations for industrial operations primarily located in the Southeast region of the U.S. and that may include the fabrication, delivery and installation of steel components such as piping systems and pressure vessels. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region of the U.S.

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

The Company’s fiscal year ends on January 31 each year. The condensed consolidated balance sheet as of October 31, 2023, the condensed consolidated statements of earnings and stockholders’ equity for the three and nine months ended October 31, 2023 and 2022, and the condensed consolidated statements of cash flows for the nine months ended October 31, 2023 and 2022 are unaudited. The condensed consolidated balance sheet as of January 31, 2023 has been derived from audited consolidated financial statements. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto, and the independent registered public accounting firm’s report thereon, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (“Fiscal 2023”).

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary for a fair statement of the financial position of the Company as of October 31, 2023, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Recently Issued Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (“ASU 2023-02”), which provides an election to account for tax equity investments using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of an investment is amortized in proportion to the amount of the tax credits and other tax benefits received and presented net as a component of income tax expense. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company’s investments in energy tax credit structures entered into prior to Fiscal 2023 do not qualify for the proportional amortization method allowed under this guidance.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures introducing key amendments to enhance disclosures in public entities’ reportable segments. Notable changes include the mandatory disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), disclosure of other segment items, and requirements for consistency in reporting measures used by the CODM. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the effects, if any, that the adoption of ASU 2023-07 may have on its financial position, results of operations, cash flows, or disclosures.

There are no other recently issued accounting pronouncements that have not yet been adopted that the Company considers material to its condensed consolidated financial statements.

Available-For-Sale Securities

At each balance sheet date, available-for-sale (“AFS”) securities are stated at fair value, as presented below, with unrealized gains and losses, net of income taxes, reported as a component of accumulated other comprehensive loss. Interest income, accretion of discounts, amortization of premiums, and realized gains and losses are included in other income or expense, as applicable, in the Company’s condensed consolidated statement of earnings. The Company determines the cost of securities sold based on the specific identification method. The Company determines the appropriate classification of AFS securities based on whether they represent the investment of cash available for current operations, as defined in Accounting Standards Codification (“ASC”) 210-10-45-1 and ASC 210-10-45-2. The classification of the AFS securities is reevaluated at each balance sheet date.

The Company evaluates whether a decline in the fair value of AFS securities below amortized cost basis is credit-related or due to other factors. If the Company intends to sell the AFS security or it is more likely than not that the Company would be required to sell the AFS security before recovery, impairment is recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. If a portion of the unrealized loss is credit-related, the impairment is recorded as an allowance on the balance sheet with a corresponding adjustment to earnings. Credit recovery is recorded as an adjustment to the allowance and earnings in the period in which credit conditions improve.

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

The following table shows the Company’s financial instruments as of October 31, 2023 and January 31, 2023 that are measured and recorded at fair value on a recurring basis:

	October 31, 2023			January 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	Inputs	Inputs	Inputs	Inputs	Inputs	Inputs
Cash equivalents:
Money market fund	$127,022	$—	$—	$68,647	$—	$—
Available-for-sale securities:
U.S. Treasury notes	—	94,700	—	—	—	—
U.S. corporate debt security	—	9,217	—	—	—	—
Totals	$127,022	$103,917	$—	$68,647	$—	$—

The carrying value amounts presented in the condensed consolidated balance sheets for the Company’s other current assets, including cash, certificates of deposit (“CDs”), accounts receivable and contract assets, and its current liabilities are reasonable estimates of their fair values due to the short-term nature of these items

Treasury Stock

Treasury stock is recorded using the cost method. Incremental direct costs to purchase treasury stock, including excise tax, are included in the cost of the shares acquired. The Company uses the average cost method to account for treasury stock. For shares of treasury stock provided for settlements or sold at a price higher than its cost, the gain is recorded to additional paid-in capital. For shares of treasury stock provided for settlements or sold at a price lower than its cost, the loss is recorded to additional paid-in capital to the extent there are previous net gains included in the account. Any losses in excess of that amount are recorded to retained earnings.

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

Revenues from fixed-price contracts, including portions of estimated gross profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the cost-to-cost approach. If, at any time, the estimate of contract profitability indicates an anticipated loss on a contract, the Company will recognize the total loss in the reporting period in which it is identified and the loss amount becomes estimable. Revenues from time-and-materials contracts are recognized when the related services are provided to the customer. For a project being performed by APC to construct a gas-fired power facility in Northern Ireland, an estimated loss at completion of approximately $7.9 million was recognized during the quarter ended October 31, 2023. Accordingly, APC recorded a loss during the three-month period ended October 31, 2023, in the amount of approximately $10.7 million, which includes an unfavorable adjustment of estimated gross profit of approximately $2.8 million recorded in previous periods. For the nine-month period ended October 31, 2023, the recorded loss related to the contract is $11.5 million, which includes an unfavorable adjustment of estimated gross profit recorded in the prior year in the amount of approximately $3.6 million. This project is expected to be completed by APC early next year.

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

The Company’s timing of revenue recognition may not be consistent with its rights to bill and collect cash from project owners and other customers. Most contracts require payments as the corresponding work progresses that are determined in the manner described therein. Those rights are generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of work or when services are performed. On most of the Company’s large contracts, milestone billings that occur early in the corresponding contract terms typically are made in advance of certain significant and related costs being incurred. This results in typically larger contract liability balances early in contract lives that decline over the terms of the corresponding contracts. During the three and nine months ended October 31, 2023 and 2022, there were no significant unusual or one-time adjustments to contract liabilities.

The balances of the Company’s accounts receivable represent amounts billed to customers that have yet to be collected and represent an unconditional right to receive cash from its customers. Contract assets include amounts that represent the rights to receive payment for goods or services that have been transferred to the customer, with the rights conditional upon something other than the passage of time. Contract liabilities include amounts that reflect obligations to provide goods or services for which payment has been received. The amounts of revenues recognized during the nine months ended October 31, 2023 and 2022, that were included in the balances of contract liabilities as of January 31, 2023 and 2022, respectively, were approximately $94.2 million and $127.6 million, respectively. The amounts of revenues recognized during the three months ended October 31, 2023 and 2022 that were included in the balances of contract liabilities as of July 31, 2023 and 2022, respectively, were approximately $53.8 million and $48.7 million, respectively.

Contract retentions are billed amounts which, pursuant to the terms of the applicable contract, are not paid by customers until a defined phase of a contract or project has been completed and accepted. These retained amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. Retention amounts and the length of retention periods may vary. Retainage amounts related to active contracts are considered current regardless of the term of the applicable contract; such amounts are generally collected by the completion of the applicable contract. The amounts retained by project owners and other customers under construction contracts at October 31, 2023 and January 31, 2023 were $19.2 million and $49.1 million, respectively.

Variable Consideration

Amounts for unapproved change orders for which the Company has project-owner directive for additional work or other scope change, but not for the price associated with the corresponding additional effort, are included in the transaction price when it is considered probable that the applicable costs will be recovered through a modification to the contract price. The effects of any revision to a transaction price can be determined at any time and they could be material. The Company also includes in the corresponding transaction price an estimate of the amount that it expects to receive from a claim based on management’s judgment regarding all reasonably available information. Once a final amount has been determined, the transaction price may be revised again to reflect the final resolution. At October 31, 2023 and January 31, 2023, the aggregate amounts of such unapproved change orders included in the transaction prices that were still pending customer approval were $6.7 million and $11.6 million, respectively. Variations related to the Company’s contracts typically represent modifications to the existing contracts and performance obligations and do not represent new performance obligations. Actual costs related to any changes in the scope of the corresponding contract are expensed as they are incurred. Changes to total estimated contract costs and losses, if any, are reflected in operating results for the period in which they are determined.

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

Remaining Unsatisfied Performance Obligations (“RUPO”)

Substantially all of the Company’s customer contracts include the right for customers to terminate contracts for convenience. The value of future work that the Company is contractually obligated to perform pursuant to active customer contracts should not be included in the disclosure of RUPO when the corresponding contracts include termination for convenience clauses without substantial penalties accruing to the customers upon such terminations. Management assesses whether the nature of the work being performed under contract is largely service-based and repetitive and should be considered a succession of one-month contracts for the duration of the identified term of the contract. These types of arrangements do not qualify as RUPO. Predominantly, the Company’s customers contract with the Company to construct assets, to fabricate materials or to perform emergency maintenance or outage services where management believes substantial penalties or costs would be incurred upon a termination for convenience including the costs of terminating subcontracts, canceling purchase orders and returning or otherwise disposing of delivered materials and equipment. The value of RUPO on customer contracts represents amounts based on contracts or orders received from customers that the Company believes are firm and where the parties are acting in accordance with their respective obligations. The cancellation or termination of contracts for the convenience of customers has not had a material adverse effect on our consolidated financial statements.

At October 31, 2023, the Company had RUPO of $0.7 billion. The largest portion of RUPO at any date usually relates to engineering, procurement and construction (“EPC”) service and other construction contracts with typical performance durations of one to three years. However, the length of certain significant construction projects may exceed three years. The Company estimates that approximately 21% of the RUPO amount at October 31, 2023 will be included in the amount of consolidated revenues that will be recognized during the remainder of the fiscal year ending January 31, 2024 (“Fiscal 2024”). Most of the remaining amount of the RUPO amount at October 31, 2023 is expected to be recognized in revenues during the fiscal years ending January 31, 2025 and January 31, 2026.

It is important to note that estimates may be changed in the future and that cancellations, deferrals, or scope adjustments may occur related to work included in the amount of RUPO at October 31, 2023. Accordingly, RUPO may be adjusted to reflect project delays and cancellations, revisions to project scope and cost and foreign currency exchange fluctuations, or to revise estimates, as effects become known. Such adjustments to RUPO may materially reduce future revenues below Company estimates.

Disaggregation of Revenues

The following table presents consolidated revenues for the three and nine months ended October 31, 2023 and 2022, disaggregated by the geographic area where the corresponding projects were located:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
United States	$92,066	$81,810	$239,866	$256,031
Republic of Ireland	68,359	21,833	139,014	47,019
United Kingdom	3,330	14,232	29,899	33,212
Consolidated Revenues	$163,755	$117,875	$408,779	$336,262

The major portions of the Company’s consolidated revenues are recognized pursuant to fixed-price contracts with most of the remaining portions earned pursuant to time-and-material contracts. Consolidated revenues are disaggregated by reportable segment in Note 14 to the condensed consolidated financial statements.

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At October 31, 2023 and January 31, 2023, certain amounts of cash equivalents were invested in a money market fund with net assets invested in high-quality money market instruments, including U.S. Treasury obligations; obligations of U.S. government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by U.S. government obligations. Dividend income related to money market investments is recorded when earned. The balances of accrued dividends at October 31, 2023 and January 31, 2023 were $0.5 million and $0.3 million, respectively.

Investments

The Company’s investments consisted of the following as of October 31, 2023 and January 31, 2023:

	October 31,	January 31,
	2023	2023
Short-term investments	$108,029	$151,511
Available-for-sale securities	103,917	—
Total investments	$211,946	$151,511

Short-Term Investments

Short-term investments as of October 31, 2023 and January 31, 2023 consisted solely of CDs with weighted average maturities of one year or less purchased from Bank of America, N.A. (the “Bank”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest. Interest income is recorded when earned and is included in other income. At October 31, 2023 and January 31, 2023, the weighted average annual interest rates of the outstanding CDs were 5.4% and 2.5%, respectively. The balances of accrued interest on the CDs at October 31, 2023 and January 31, 2023 were $3.0 million and $1.8 million, respectively.

Available-For-Sale Securities

AFS securities as of October 31, 2023 consisted of U.S. Treasury notes and a U.S. corporate debt security with original maturities of two or three years. The Company’s AFS securities consisted of the following amounts of amortized cost, allowance for credit losses, gross unrealized gains and losses and estimated fair value by contractual maturity as of October 31, 2023:

	October 31, 2023
		Allowance for	Gross	Gross	Estimated
	Amortized	Credit	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Losses	Value
U.S. Treasury notes:
Due in one to two years	$50,282	$—	$3	$357	$49,928
Due in two to three years	45,514	—	—	742	44,772
U.S. corporate debt security:
Due in two to three years	9,268	—	—	51	9,217
Totals	$105,064	$—	$3	$1,150	$103,917

As of October 31, 2023, interest receivable in the amount of $0.8 million is included in the balance of AFS securities. For the three and nine months ended October 31, 2023, the change in net unrealized holding losses for the Company’s AFS securities reported in other comprehensive income was approximately $0.4 million and $1.1 million, respectively. For the three and nine months ended October 31, 2023, there were no sales of the Company’s AFS securities, and therefore, there were no amounts of gains or losses reclassified out of other comprehensive income into net income. The Company does not believe the unrealized losses represent credit losses based on the evaluation of evidence as of October 31, 2023, which includes an assessment of whether it is more likely than not the Company will be required to sell or intends to sell the investment before recovery of the investment’s amortized cost basis.

Concentration Risk

The Company has a substantial portion of its cash on deposit in the U.S. with the Bank or invested in CDs purchased from the Bank. In addition, the Company has cash invested in a money market fund at a separate institution. The Company also maintains certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of the operations of APC. As of October 31, 2023, approximately 23% of the Company’s cash and cash equivalents were held by financial institutions in Ireland and the U.K. Management does not believe that the combined amount of the CDs and the cash deposited with the Bank, cash invested in the money market fund, and cash balances maintained at financial institutions in Ireland and the U.K., in excess of government-insured levels, represent material risks.

NOTE 4 – ACCOUNTS RECEIVABLE

The Company generally extends credit to a customer based on an evaluation of the customer’s financial condition, without requiring tangible collateral. Customer payments on other construction, fabrication and field service contracts are generally due within 30 to 60 days of billing, depending on the negotiated terms of the corresponding contract. Exposure to losses on accounts and notes receivable is expected to differ due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and may establish an allowance for credit losses based on management’s estimate of the loss that is expected to occur over the remaining life of the particular financial asset. The amounts of the provision for credit losses for the three and nine months ended October 31, 2023 and 2022 were insignificant. The allowance for credit losses at October 31, 2023 and January 31, 2023 was $1.8 million.

NOTE 5 – INTANGIBLE ASSETS

At both October 31, 2023 and January 31, 2023, the goodwill balances related primarily to the GPS and TRC reporting units, and were $18.5 million and $9.5 million, respectively. Management does not believe that any events or circumstances occurred or arose since January 31, 2023, that required an updated assessment of the goodwill balances of either the GPS or TRC reporting units.

The Company’s intangible assets, other than goodwill, relate primarily to the industrial construction services segment and consisted of the following as of October 31, 2023 and January 31, 2023:

		October 31, 2023			January 31, 2023
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Amounts	Amortization	Amounts	Amounts	Amortization	Amounts
Trade names	15 years	$4,499	$2,375	$2,124	$4,499	$2,150	$2,349
Customer relationships	10 years	916	725	191	916	656	260
Totals		$5,415	$3,100	$2,315	$5,415	$2,806	$2,609

The future amounts of amortization related to purchased intangibles for each of the five succeeding fiscal years are $0.1 million (November 1, 2023 to January 31, 2024), $0.4 million (year ending January 31, 2025), $0.4 million (year ending January 31, 2026), $0.3 million (year ending January 31, 2027), $0.3 million (year ending January 31, 2028), and $0.8 million (thereafter).

NOTE 6 – FINANCING ARRANGEMENTS

During April 2021, the Company amended its Amended and Restated Replacement Credit Agreement with the Bank (the “Credit Agreement”) which extended the expiration date of the Credit Agreement to May 31, 2024 and reduced the borrowing rate. On March 6, 2023, the Company entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment modified the Credit Amendment, primarily, to replace the interest pricing with the Secured Overnight Financing Rate (“SOFR”) plus 1.6% and to add SOFR successor rate language. The Credit Agreement, as amended, includes the following features, among others: a lending commitment of $50.0 million including a revolving loan and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions. The Company may also use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business as defined in the Credit Agreement. The Company intends to renew the Credit Agreement prior to its current expiration date.

At October 31, 2023 and January 31, 2023, the Company did not have any borrowings outstanding under the Credit Agreement. However, the Bank has issued letters of credit in the total outstanding amount of $13.2 million at October 31, 2023, in support of the activities of APC under existing customer contracts. The comparable outstanding total amount of letters of credit at January 31, 2023 was $8.8 million.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement requires that the Company comply with certain financial covenants at its fiscal year-end and at each fiscal quarter-end. The Credit Agreement, as amended, includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of October 31, 2023 and January 31, 2023, the Company was in compliance with the covenants of the Credit Agreement, as amended.

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

Operating lease right-of-use assets and associated lease liabilities are recorded in the balance sheet at the lease commencement date based on the present value of future minimum lease payments to be made over the expected lease term. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate at the commencement date in determining the present value of future payments. The expected lease term includes any option to extend or to terminate the lease when it is reasonably certain the Company will exercise such option. Right-of-use assets at October 31, 2023 and January 31, 2023, were $4.1 million and $4.8 million, respectively.

Operating lease expense amounts are recorded on a straight-line basis over the expected lease terms. Operating lease expenses for the three and nine months ended October 31, 2023 were $0.5 million and $1.3 million, respectively, and they were $0.6 million and $1.9 million for the three and nine months ended October 31, 2022, respectively.

The following is a schedule of future minimum lease payments for the operating leases that were recognized in the condensed consolidated balance sheet as of October 31, 2023:

Years Ending January 31,
2024 (remainder)	$436
2025	1,466
2026	1,194
2027	276
2028	221
Thereafter	818
Total lease payments	4,411
Less imputed interest	254
Present value of lease payments	4,157
Less current portion (included in accrued expenses)	1,447
Noncurrent portion (included in noncurrent liabilities)	$2,710

For operating leases as of October 31, 2023, the weighted average lease term and weighted average discount rate were 53 months and 3.8%, respectively. For operating leases as of January 31, 2023, the weighted average lease term and weighted average discount rate were 58 months and 3.7%, respectively.

The Company also uses equipment and occupies other facilities under short-term rental agreements. The Company classifies as short-term leases any lease with an initial noncancellable term of twelve months or less that does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Rent expense amounts incurred under short-term rentals during the three and nine months ended October 31, 2023 were $3.4 million and $10.1 million, respectively, and they were $3.5 million and $8.8 million for the three and nine months ended October 31, 2022, respectively. Right-of-use assets and lease liabilities related to short-term leases are excluded from the consolidated balance sheets.

Performance Bonds and Guarantees

In the normal course of business and for certain major projects, the Company may be required to obtain surety or performance bonding, to cause the issuance of letters of credit, or to provide parent company guarantees (or some combination thereof) in order to provide performance assurances to clients on behalf of its contractor subsidiaries. As these subsidiaries are wholly-owned, any actual liability is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. When sufficient information about claims on guaranteed or bonded projects would be available and monetary damages or other costs or losses would be determined to be probable, the Company would record such losses. Any such amounts that may be required to be paid in excess of the estimated costs to complete contracts in progress as of October 31, 2023 are not estimable.

As of October 31, 2023 and January 31, 2023, the estimated amounts of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, were approximately $0.5 billion and $0.6 billion, respectively. As of October 31, 2023 and January 31, 2023, the outstanding amount of bonds covering other risks, including warranty obligations related to completed activities, was not material. Not all of our projects require bonding. The Company also provided a financial guarantee, subject to certain terms and conditions, in the amount of $3.6 million in support of business development efforts. A liability was established for the estimated loss related to this guarantee during the year ended January 31, 2022 (“Fiscal 2022”).

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

NOTE 8 – LEGAL CONTINGENCIES

In the normal course of business, the Company may have pending claims and legal proceedings. In the opinion of management, based on information available at this time, there are no current claims and proceedings that are expected to have a material adverse effect on the condensed consolidated financial statements as of October 31, 2023.

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

As of October 31, 2023, there were 2,259,896 shares of common stock reserved for issuance under the Stock Plans; this number includes 578,587 shares of common stock available for future awards under the 2020 Plan.

Stock Options

A summary of stock option activity under the Stock Plans for the nine months ended October 31, 2023, along with corresponding weighted average per share amounts, is presented below (shares in thousands):

			Weighted	Weighted
			Average	Average
		Weighted	Remaining	Grant Date
		Average Exercise	Contractual	Fair Value
	Shares	Price Per Share	Term (years)	Per Share
Outstanding, February 1, 2023	1,440	$43.84	5.46	$10.11
Granted	10	$39.47
Exercised	(91)	$27.24
Forfeited	(1)	$33.81
Outstanding, October 31, 2023	1,358	$44.93	4.89	$10.42
Exercisable, October 31, 2023	1,230	$45.45	4.53	$10.70

Outstanding, October 31, 2022	1,405	$44.04	5.61	$10.17
Exercisable, October 31, 2022	1,188	$44.76	5.11	$10.69

The changes in the number of non-vested options to purchase shares of common stock for the nine months ended October 31, 2023, and the weighted average fair value per share for each number, are presented below (shares in thousands):

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Non-vested, February 1, 2023	194	$7.27
Granted	10	$8.12
Vested	(75)	$6.62
Forfeitures	(1)	$5.68
Non-vested, October 31, 2023	128	$7.72

Non-vested, October 31, 2022	217	$7.33

The total intrinsic value amount related to the stock options exercised during the nine months ended October 31, 2023 was $1.5 million. The total intrinsic value amount related to the stock options exercised during the nine months ended October 31, 2022 was not significant. The aggregate market value amounts of the shares of common stock subject to outstanding stock options and exercisable stock options where the options were “in-the-money” exceeded the aggregate exercise prices of such options at October 31, 2023 by $6.8 million and $5.9 million, respectively.

Restricted Stock Units

The Company awards restricted stock units to senior executives, certain other key employees and members of the Company’s board of directors. Awardees earn the right to receive shares of common stock as certain performance goals are achieved and/or service periods are satisfied. Each restricted stock unit expires on the three-year anniversary of the award.

During the nine months ended October 31, 2023, the Company awarded total stock return performance-based restricted stock units (“PRSUs”) covering a target of 6,000 shares of common stock, earnings per share performance-based restricted stock units (“EPRSUs”) covering a target of 15,000 shares of common stock, renewable energy performance-based restricted stock units (“RPRSUs”) covering a target of 7,500 shares of common stock, time-based restricted stock units (“TRSUs”) covering 52,800 shares of common stock, and 1,492 shares based on the amount of cash dividends deemed paid on shares earned pursuant to the awards. During the nine months ended October 31, 2022, the Company awarded PRSUs covering a target of 26,000 shares of common stock, RPRSUs covering a target of 7,500 shares of common stock and TRSUs covering 72,500 shares of common stock.

The changes in the maximum number of shares of common stock issuable pursuant to outstanding restricted stock units for the nine months ended October 31, 2023, and the weighted average fair value per share for each restricted stock unit, are presented below (shares in thousands):

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Outstanding, February 1, 2023	310	$30.80
Awarded	104	$31.68
Issued	(42)	$43.80
Forfeited	(49)	$15.57
Outstanding, October 31, 2023	323	$30.59

Outstanding, October 31, 2022	298	$29.42

Fair Value

The fair value amounts of stock options and restricted stock units are recorded as stock compensation expense on a straight-line basis over the terms of the corresponding awards. Expense amounts related to stock awards were $1.2 million and $1.1 million for the three months ended October 31, 2023 and 2022, respectively. Expense amounts related to stock awards were $3.4 million and $3.1 million for the nine months ended October 31, 2023 and 2022, respectively. At October 31, 2023, there was $6.4 million in unrecognized compensation cost related to outstanding stock awards that the Company expects to expense over the next three years.

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

NOTE 10 – INCOME TAXES

Income Tax Expense Reconciliations

The Company’s income tax amounts for the nine months ended October 31, 2023 and 2022 differed from corresponding amounts computed by applying the federal corporate income tax rate of 21% to the income before income taxes for the periods as presented below:

	Nine Months Ended October 31,
	2023	2022
Computed expected income tax expense	$6,711	$7,135
Difference resulting from:
Unrecognized tax loss benefit	3,255	—
State income taxes, net of federal tax effect	2,023	486
Foreign tax rate differential	(1,699)	(194)
Excess executive compensation	672	757
Meals and entertainment expense	385	48
Research and development credits adjustment	—	6,181
Other permanent differences and adjustments, net	269	97
Income tax expense	$11,616	$14,510

Foreign income tax expense for the nine months ended October 31, 2023 was $3.0 million. Foreign income tax expense for the nine months ended October 31, 2022 was not material.

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

Research and Development Tax Credits

During Fiscal 2022, the Company completed a detailed review of the activities of its engineering staff on major EPC services projects in order to identify and quantify the amounts of research tax credits that may have been available to reduce federal income taxes for Fiscal 2022 and Fiscal 2021. As a result, the Company filed amended federal income tax returns for those years including research and development tax credits in the total amount of $5.8 million, which was netted with a provision for uncertain tax return positions in the amount of $2.4 million, and recorded as a reduction of income tax expense in the fourth quarter of Fiscal 2023. In May 2023, the Company received notification that its amended federal income tax returns for Fiscal 2021 and Fiscal 2022 were selected for examination. At October 31, 2023, the examination was in its early stages.

Income Tax Refunds

As of October 31, 2023 and January 31, 2023, the balances of other current assets in the condensed consolidated balance sheet included income tax refunds receivable and prepaid income taxes in the total amounts of approximately $16.6 million and $15.3 million, respectively. The income tax refunds included the amount expected to be received from the IRS upon its review and approval of the Company’s NOL carryback refund request and the completion of its examination of the amended tax returns for Fiscal 2022 and Fiscal 2021 as described above.

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

Solar Energy Projects

The Company has invested in limited liability companies that make equity investments in solar energy projects that are eligible to receive energy tax credits. The passive investments have been accounted for using the equity method; the balances are included in other assets in our condensed consolidated balance sheets. Each tax credit, when recognized, is recorded as a reduction of the corresponding investment balance with an offsetting reduction in the balance of accrued taxes payable in accordance with the deferral method. At October 31, 2023 and January 31, 2023, the investment account balances were $1.0 million and $1.2 million, respectively. These investments are expected to provide positive overall returns over their six-year expected lives. As of October 31, 2023, the Company had no remaining cash investment commitments related to these projects.

During the three and nine months ended October 31, 2023, the investment balance was adjusted to reflect the Company’s share of the losses of the investment entities in the amounts of less than $0.1 million and $0.1 million, respectively. For the three and nine months ended October 31, 2022, the investment balance was adjusted to reflect the Company’s share of the income of the investment entities in the amounts of approximately $0.6 million and $1.1 million, respectively. These net amounts have been included as other loss or income in the Company’s condensed consolidated statement of earnings for the corresponding periods.

NOTE 11 – NET INCOME PER SHARE

Basic and diluted net income per share amounts are computed as follows (shares in thousands except in the notes):

	Three Months Ended October 31,
	2023	2022
Net income	$5,464	$7,758

Weighted average number of shares outstanding – basic	13,328	13,781
Effect of stock awards (1)	231	31
Weighted average number of shares outstanding – diluted	13,559	13,812

Net income per share
Basic	$0.41	$0.56
Diluted	$0.40	$0.56
(1)	For the three months ended October 31, 2023 and 2022, the weighted average numbers of shares determined on a dilutive basis exclude the effects of antidilutive stock options and restricted stock units covering an aggregate of 690,167 and 1,146,834 shares of common stock, respectively.

	Nine Months Ended October 31,
	2023	2022
Net income	$20,340	$19,465

Weighted average number of shares outstanding – basic	13,381	14,268
Effect of stock awards (1)	168	82
Weighted average number of shares outstanding – diluted	13,549	14,350

Net income per share
Basic	$1.52	$1.36
Diluted	$1.50	$1.36
(1)	For the nine months ended October 31, 2023 and 2022, the weighted average numbers of shares determined on a dilutive basis exclude the effects of antidilutive stock options and restricted stock units covering an aggregate of 881,056 and 1,103,334 shares of common stock, respectively.

NOTE 12 – CASH DIVIDENDS AND COMMON STOCK REPURCHASES

On September 19, 2023, Argan’s board of directors increased the Company’s quarterly cash dividend by 20% from $0.25 to $0.30 per share of common stock, which was paid on October 31, 2023 to stockholders of record at the close of business on October 23, 2023. The Company also made regular quarterly cash dividend payments in the amount of $0.25 per share of common stock in July 2023 and April 2023. During the nine months ended October 31, 2022, the board of directors declared three regular quarterly cash dividends, each in the amount of $0.25 per share of common stock, which were paid to stockholders in October 2022, July 2022 and April 2022.

Pursuant to its established program and authorizations provided by Argan’s board of directors, the Company repurchased shares of its common stock during the nine months ended October 31, 2023 and 2022 and added the shares to treasury stock. During these periods, the Company repurchased 212,441 shares and 1,721,015 shares of common stock, all on the open market, for aggregate prices of approximately $8.4 million, or $39.67 per share, and $63.3 million, or $36.75 per share, respectively. For the nine months ended October 31, 2023, the Company accepted 29,058 shares of common stock at the average price per share of $47.16 for the exercise price and/or tax withholding in connection with stock option exercises and other share-based award settlements. For the nine months ended October 31, 2022, the Company did not accept any shares of common stock for such transactions.

For the nine months ended October 31, 2023, the Company used 132,656 shares of treasury stock to settle stock option exercises and other share-based awards. For the nine months ended October 31, 2022, no shares of treasury stock were used to settle such transactions.

In August 2022, the Inflation Reduction Act (the “IRA”) was signed into law, which introduced a 1% excise tax on the value of shares repurchased after December 31, 2022. For the nine months ended October 31, 2023, the excise tax was not material.

NOTE 13 – CUSTOMER CONCENTRATIONS

The majority of the Company’s consolidated revenues relate to performance by the power industry services segment which provided 74% and 77% of consolidated revenues for the three months ended October 31, 2023 and 2022, respectively, and 73% and 76% of consolidated revenues for the nine months ended October 31, 2023 and 2022, respectively. The industrial construction services segment represented 23% and 19% of consolidated revenues for the three months ended October 31, 2023 and 2022, respectively, and 25% and 20% of consolidated revenues for the nine months ended October 31, 2023 and 2022, respectively.

The Company’s most significant customer relationships for the three months ended October 31, 2023 included three power industry service customers, which accounted for 23%, 20%, and 17% of consolidated revenues. The Company’s most significant customer relationships for the three months ended October 31, 2022 included four power industry service customers, which accounted for 33%, 12%, 12% and 12% of consolidated revenues. The Company’s most significant customer relationships for the nine months ended October 31, 2023 included three power industry service customers, which accounted for 19%, 17% and 14% of consolidated revenues. The Company’s most significant customer relationship for the nine months ended October 31, 2022 included one power industry service customer, which accounted for 42% of consolidated revenues.

The accounts receivable balances from two major customers represented 42% and 14% of the corresponding consolidated balance as of October 31, 2023. Accounts receivable balances from three major customers represented 36%, 12% and 12% of the corresponding consolidated balance as of January 31, 2023. The contract asset balances associated with two major customers represented 30% and 14% of the corresponding consolidated balance as of October 31, 2023. The contract asset balance associated with one major customer represented 70% of the corresponding consolidated balance as of January 31, 2023.

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

Intersegment revenues and the related cost of revenues are netted against the corresponding amounts of the segment receiving the intersegment services. For the three and nine months ended October 31, 2023 and 2022, intersegment revenues were not material.

Summarized below are certain operating results and financial position data of the Company’s reportable business segments for the three and nine months ended October 31, 2023 and 2022. The “Other” column in each summary includes the Company’s corporate expenses.

Three Months Ended	Power	Industrial	Telecom
October 31, 2023	Services	Services	Services	Other	Totals
Revenues	$121,300	$38,434	$4,021	$—	$163,755
Cost of revenues	107,781	33,899	2,840	—	144,520
Gross profit	13,519	4,535	1,181	—	19,235
Selling, general and administrative expenses	6,390	1,626	608	2,751	11,375
Income (loss) from operations	7,129	2,909	573	(2,751)	7,860
Other income, net	3,391	—	—	342	3,733
Income (loss) before income taxes	$10,520	$2,909	$573	$(2,409)	11,593
Income tax expense					6,129
Net income					$5,464

Amortization of intangibles	$—	$98	$—	$—	$98
Depreciation	137	249	102	1	489
Property, plant and equipment additions	583	497	31	1	1,112

Current assets	$399,489	$39,843	$3,701	$71,038	$514,071
Current liabilities	244,662	25,839	1,801	1,592	273,894
Goodwill	18,476	9,467	90	—	28,033
Total assets	426,466	57,112	6,519	73,555	563,652

Three Months Ended	Power	Industrial	Telecom
October 31, 2022	Services	Services	Services	Other	Totals
Revenues	$90,682	$22,137	$5,056	$—	$117,875
Cost of revenues	72,725	18,737	4,205	—	95,667
Gross profit	17,957	3,400	851	—	22,208
Selling, general and administrative expenses	6,745	1,823	796	3,303	12,667
Income (loss) from operations	11,212	1,577	55	(3,303)	9,541
Other income, net	592	—	—	176	768
Income (loss) before income taxes	$11,804	$1,577	$55	$(3,127)	10,309
Income tax expense					2,551
Net income					$7,758

Amortization of intangibles	$—	$166	$46	$—	$212
Depreciation	142	501	96	1	740
Property, plant and equipment additions	774	928	238	4	1,944

Current assets	$237,575	$31,355	$4,076	$91,959	$364,965
Current liabilities	110,383	21,560	1,420	1,179	134,542
Goodwill	18,476	9,467	90	—	28,033
Total assets	261,994	48,766	7,434	92,709	410,903

Nine Months Ended	Power	Industrial	Telecom
October 31, 2023	Services	Services	Services	Other	Totals
Revenues	$296,821	$101,497	$10,461	$—	$408,779
Cost of revenues	255,210	88,537	7,831	—	351,578
Gross profit	41,611	12,960	2,630	—	57,201
Selling, general and administrative expenses	17,700	4,532	2,038	8,197	32,467
Income (loss) from operations	23,911	8,428	592	(8,197)	24,734
Other income (loss), net	9,088	—	(3)	(1,863)	7,222
Income (loss) before income taxes	$32,999	$8,428	$589	$(10,060)	31,956
Income tax expense					11,616
Net income					$20,340

Amortization of intangibles	$—	$294	$—	$—	$294
Depreciation	393	813	315	3	1,524
Property, plant and equipment additions	1,120	973	49	1	2,143

Nine Months Ended	Power	Industrial	Telecom
October 31, 2022	Services	Services	Services	Other	Totals
Revenues	$255,958	$67,660	$12,644	$—	$336,262
Cost of revenues	202,985	56,968	9,976	—	269,929
Gross profit	52,973	10,692	2,668	—	66,333
Selling, general and administrative expenses	18,418	5,267	2,369	8,172	34,226
Income (loss) from operations	34,555	5,425	299	(8,172)	32,107
Other income, net	1,613	—	1	254	1,868
Income (loss) before income taxes	$36,168	$5,425	$300	$(7,918)	33,975
Income tax expense					14,510
Net income					$19,465

Amortization of intangibles	$—	$497	$114	$—	$611
Depreciation	422	1,553	318	3	2,296
Property, plant and equipment additions	868	1,415	295	4	2,582

NOTE 15 — SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Balance Sheet

Other current assets consisted of the following at October 31, 2023 and January 31, 2023:

	October 31,	January 31,
	2023	2023
Income tax refunds receivable and prepaid income taxes	$16,550	$15,327
Raw materials inventory	12,449	11,903
Prepaid expenses	6,106	4,541
Other	6,138	6,563
Total other current assets	$41,243	$38,334

Accrued expenses consisted of the following at October 31, 2023 and January 31, 2023:

	October 31,	January 31,
	2023	2023
Accrued project costs	$52,719	$17,448
Accrued compensation	17,921	18,286
Lease liabilities	1,447	1,567
Other	11,106	12,566
Total accrued expenses	$83,193	$49,867

Other Loss

On March 7, 2023, the Company determined that it had been a victim of a complex criminal scheme, which resulted in fraudulently-induced outbound wire transfers to a third-party account. The Company retained specialized legal counsel and a cybersecurity services firm to assist in an independent forensic investigation of the incident and the efforts to recover the funds. The Company continues to pursue efforts to recover additional funds. The total amount of the fraud loss and the professional fees, net with funds recovered, of approximately $2.8 million is reflected in other income, net, as a loss in the condensed consolidated statement of earnings for the nine months ended October 31, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of October 31, 2023, and the results of their operations for the three and nine month periods ended October 31, 2023 and 2022, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for Fiscal 2023 that was filed with the SEC on April 17, 2023 (the “Annual Report”).

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

Business Description

The Company is primarily a construction firm that conducts operations through its wholly-owned subsidiaries, GPS, APC, TRC and SMC. Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, maintenance, project development and technical consulting services to the power generation market, including the renewable energy sector, for a wide range of customers, including independent power project owners, public utilities, power plant heavy equipment suppliers and other commercial firms with significant power requirements in the U.S., Ireland and the U.K. GPS and APC represent our power industry services reportable segment. Through TRC, the industrial construction services reportable segment provides primarily on-site services that support new plant construction and additions, maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the Southeast region of the U.S. and that may include the fabrication, delivery and installation of steel components such as piping systems and pressure vessels. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region of the U.S.

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

Overview

Operating Results

For the reporting periods ended October 31, 2023 and as described below, we recorded a significant loss related to a construction project in the U.K. Despite the loss, we reported an increase in our pre-tax book income compared to last year. We did not record a tax benefit related to this net operating loss. As a result, we are reporting a reduction in net income between quarters. For the nine months ended October 31, 2023, the strength of the operating results reported by all of our business, plus the increase in the returns earned on our invested cash, were sufficient to cause our net income to increase, although slightly, between years.

Consolidated revenues for the three months ended October 31, 2023 were $163.8 million, which represented an increase of $45.9 million, or 38.9%, from consolidated revenues of $117.9 million reported for the three months ended October 31, 2022. The overall improvement in revenues was due to increases in revenues between quarters for both the power industry and industrial construction services reportable segments.

Consolidated gross profit for the three-month period ended October 31, 2023 was $19.2 million, or approximately 11.7% of the corresponding consolidated revenues, which reflected positive contributions from all three reportable business segments. However, the consolidated gross profit for the quarter was adversely impacted by the recorded loss of $10.7 million related to APC’s construction contract in Northern Ireland. For the three-month period ended October 31, 2022, the consolidated gross profit was $22.2 million, which represented approximately 18.8% of the corresponding amount of consolidated revenues.

Selling, general and administrative expenses for the three months ended October 31, 2023 and 2022 were $11.4 million, or 6.9% of corresponding consolidated revenues, and $12.7 million, or 10.7% of corresponding consolidated revenues, respectively.

Other income, net, for the three months ended October 31, 2023 was $3.7 million, which substantially related to income earned during the period on cash, cash equivalents and investments.

For the three months ended October 31, 2023, income tax expense was $6.1 million which represented an effective income tax rate of 52.9%. For the three months ended October 31, 2022, income tax expense was $2.6 million, which represented an effective income tax rate of 24.7% for the period.

Consolidated revenues for the nine months ended October 31, 2023 were $408.8 million, which represented an increase of $72.5 million, or 21.6%, from consolidated revenues of $336.3 million reported for the nine months ended October 31, 2022, with the power industry and industrial construction services reportable segments both contributing to the increase.

Consolidated gross profit for the nine-month period ended October 31, 2023 was $57.2 million, or approximately 14.0% of the corresponding consolidated revenues, which reflected positive contributions from all four of our operating companies, including APC. However, the $11.5 million of loss that was recorded during the nine-month period ended October 31, 2023, related to APC’s contract in Northern Ireland, adversely impacted the consolidated gross profit for the period. For the nine-month period ended October 31, 2022, the consolidated gross profit was $66.3 million, which represented approximately 19.7% of the corresponding amount of consolidated revenues.

Selling, general and administrative expenses for the nine months ended October 31, 2023 and 2022 were $32.5 million, or 7.9% of corresponding consolidated revenues, and $34.2 million, or 10.2% of corresponding consolidated revenues, respectively.

Other income, net, for the nine months ended October 31, 2023 was $7.2 million, which primarily reflected income earned during the period on invested funds, partially offset by the wire-transfer fraud loss that occurred in the first quarter of Fiscal 2024, its partial recovery, and related professional fees (see Note 15 to the accompanying condensed consolidated financial statements). Other income, net, for the nine months ended October 31, 2022 was $1.9 million, which included primarily our share of earnings associated with our solar fund investments and income earned on funds maintained in money market accounts and interest income earned on CDs.

For the nine months ended October 31, 2023, income tax expense was $11.6 million which represented an effective income tax rate of 36.3%. For the nine months ended October 31, 2022, income tax expense was $14.5 million.

For the three months ended October 31, 2023, our overall operating profit performance resulted in net income in the amount of $5.5 million, or $0.40 per diluted share. For the comparable period last year, we reported net income in the amount of $7.8 million, or $0.56 per dilutive share. For the nine months ended October 31, 2023, our net income increased to $20.3 million, or $1.50 per diluted share, from $19.5 million, or $1.36 per diluted share, for the nine months ended October 31, 2022.

Project Backlog

At October 31, 2023, our consolidated project backlog amount of $0.7 billion consisted substantially of the projects of the power industry services reporting segment. The comparable consolidated backlog amount as of January 31, 2023 was $0.8 billion. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects.

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

We are committed to the construction of state-of-the-art, natural gas-fired power plants as important elements of our country’s electricity-generation mix now and in the future. This represents our core business. In addition, we have been directing certain business development efforts to winning projects for the erection of utility-scale wind farms and solar fields and for the construction of hydrogen-based energy and other industrial projects in order to diversify the sources of revenues. We have successfully completed alternative energy projects in the past and we have renewed efforts to obtain new work in other sectors of the power market that will complement our natural gas-fired EPC services projects going forward.

In August 2023, GPS executed Limited Notices to Proceed (“LNTPs”) with Vistra Energy for three solar and battery projects in Illinois. Under the LNTPs, GPS has commenced early engineering and design activities as well as procurement of major equipment for construction of state-of-the-art solar energy and battery energy storage facilities. The projects will represent 160 MW of electrical power and 22 MW of energy storage.

In October 2022, GPS added to project backlog the EPC services contract value of the Trumbull Energy Center, a 950 MW natural gas-fired power plant now under construction in Lordstown, Ohio. We received the full notice to proceed from the project from the owner, Clean Energy Future-Trumbull, LLC, in November 2022. This combined cycle power station will consist of two Siemens Energy SGT6-8000H gas fired, high efficiency, combustion turbines with two heat recovery steam generators and a single steam turbine. Project completion is scheduled for late in the year ending January 31, 2026.

During the first quarter of Fiscal 2024, we achieved the substantial completion milestone for the Guernsey Power Station, which is located in Cambridge, Ohio, pursuant to an EPC services contract with Caithness Energy, L.L.C. This 1,875 MW, combined cycle power plant remains the largest single-phase, gas-fired, electricity-generation plant in the U.S. A small portion of our consolidated project backlog at October 31, 2023 relates to this project as GPS continues to pursue the closeout of remaining commercial matters with the customer, certain subcontractors and equipment suppliers. During the quarter ended October 31, 2023, GPS primarily completed the final stages of the commissioning process, including punch-list items and demobilization efforts. Final completion of this project is currently expected to occur during the fourth quarter of Fiscal 2024.

In November 2023, we achieved substantial completion of the Maple Hill Solar facility, which is among the largest solar-powered energy plant in Pennsylvania. The unique Maple Hill Solar project, which is located in Cambria County, includes over 235,000 photovoltaic modules for the generation of up to approximately 100 MW of electrical power. Final completion of the project and site demobilization is expected prior to the end of 2023.

Together, the Trumbull Energy Center, the Guernsey Power Station, the Maple Hill Solar facility and the Illinois solar and battery projects represent over 3.0 gigawatts of potential electrical power. Additionally, the technical, project support and project management teams of GPS continue to assist APC with certain current projects and business development efforts, which broadened the project backlog of this business to approximately $95 million as of October 31, 2023, including the remaining value of an engineering and construction services contract with EPNI Energy Limited (“EP”). APC contracted to construct a 2 x 330 MW natural gas-fired power plant in Carrickfergus that is near Belfast, Northern Ireland, in an existing structure that was initially designed to enclose coal-fired units. This project is hereinafter referred to as the “Kilroot” project.

In May 2022, APC entered into engineering and construction services contracts with Ireland’s Electricity Supply Board (“ESB”) to construct three 65 MW aero-derivative gas turbine flexible generation power plants in and around the city of Dublin, Ireland. Two of the power plants, the Poolbeg and Ringsend FlexGen Power Plants, will be located on the Poolbeg Peninsula, and the Corduff FlexGen Power Plant will be built in nearby Goddamendy. All three projects cleared the applicable capacity auction in Fiscal 2023 and are expected to operate intermittently during peak periods of electricity demand and as back-up supply options when renewable electricity generation is limited. The completion of each power facility is expected to occur in early 2024.

Additionally, APC entered into an EPC services contract with GE Vernova for the Shannonbridge Project, an open-cycle thermal power facility in County Offaly, Ireland, that will have the capacity to generate approximately 264 MW of temporary emergency electrical power (the “Shannonbridge Power Project”). The Shannonbridge Power Project, an initiative of EirGrid and the Electricity Supply Board of Ireland, aims to enhance the region’s power infrastructure and to ensure a reliable electricity supply during critical situations and emergencies. GPS is teaming with APC in performance of this contract. Work on this project commenced early this year pursuant to the receipt of a series of LNTPs. In August 2023, APC received the full notice to proceed on this project. Project completion is expected in the first half of 2024.

The project backlog of TRC has increased by nearly 200% since the end of Fiscal 2022 to approximately $132 million as of October 31, 2023, reflecting a business development emphasis on the award of larger industrial field service construction projects from continuing and new customers. The recent emphasis on construction opportunities influenced the strategic decision to consolidate the pipe and vessel fabrication facilities to reduce fixed costs, streamline operations and better support a growing and scalable business model.

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

The Kilroot Project Loss

There have been a number of challenges related to the Kilroot project that have adversely impacted our ability to execute as expected, including supply chain delays, material changes to the project, the COVID-19 omicron outbreak, the war in Ukraine and extreme weather. In addition, unresolved variances and claims have disrupted the execution of the project, and unresolved project-related matters continue to meaningfully impact the contract, our costs and the project schedule negatively. At October 31, 2023, APC’s estimates of the unfavorable financial impacts due to difficulties on the Kilroot project escalated substantially. APC recently conducted an updated and comprehensive review of the costs of the efforts to complete the remaining contract work. We believe that the estimated costs of APC at the completion of the Kilroot project will exceed projected revenues by $7.9 million. The amount of this loss, plus the unfavorable adjustment of estimated gross profit of approximately $2.8 million recognized in previous periods in connection with the project, was reflected in our operating results for the three-month period ended October 31, 2023. APC is continuing all efforts to resolve open variations, claims and an appropriate extension of time to mitigate these losses and improve the final results of the project. APC shall vigorously pursue all of its rights under the contract including through legal means if necessary. APC estimates that it is approximately 95% complete with design and construction. It is currently commissioning the facility and it expects to be ready for the first fire of both gas turbines by early 2024. The determination of the amount of the loss identified above includes management’s estimates of the level of effort, and the associated costs, required for APC to complete the project. There can be no assurance that future unanticipated problems on this project will not result in APC incurring costs, that may be meaningful, in excess of those currently estimated for the completion of the contracted work or suffering unfavorable contract variations.

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

Major advances in the safe combination of horizontal drilling techniques and hydraulic fracturing led to the boom in natural gas supplies which have been available generally at consistently low and stable prices. However, reductions in production levels during the COVID-19 pandemic and an increase in the amount of liquid natural gas exports, among other factors including the Russian invasion of Ukraine, strained domestic natural gas supplies and forced prices upward. As a result, the price of natural gas in the U.S. increased meaningfully during 2022. However, spot prices have declined throughout 2023 but are forecasted to rise again in 2024. When sudden power needs emerge and natural gas prices are relatively high, power producers often choose to increase coal-fired power to satisfy the short term demands for electricity.

In the reference case of its Annual Energy Outlook 2023, the Energy Information Administration (“EIA”) projects that economic growth paired with increasing electrification in end-user sectors will result in the stable growth of electricity demand in the U.S. through 2050. Declining capital costs for solar panels, wind turbines and battery storage, as well as government subsidies like those included in the Inflation Reduction Act of 2022 (the “IRA”), will result in renewables becoming increasingly cost effective compared with the alternatives when the costs of building new power capacity are considered. Renewables are increasingly meeting power demand through 2050 as they become more competitive with natural gas, coal and nuclear power. Uncertainty in natural gas prices leads to different unfavorable projections for combined cycle units in the short term, but in the long term, natural gas demand from the electric power sector stabilizes. As a result of the renewables growth, U.S. coal-fired generation capacity is forecasted to decline sharply to about 54% of current levels by 2030, with a gradual decline thereafter.

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

However, the headwinds confronting a significant resurgence in the pace of planning new developments of gas-fired power plants are strong. The environmentalist opposition against coal-fired power generation expanded meaningfully to target all fossil fuel energy projects, including both power plants and pipelines, and evolved into powerful support for renewable energy sources. Protests against fossil-fuel related energy projects garner media attention and stir public skepticism about new projects which have resulted in delays due to onsite protest demonstrations, indecision by local officials and lawsuits. Various cities, counties and states have adopted clean energy and carbon-free goals or objectives with achievement expected by a certain future date, typically 10 to 30 years out. These aspirational goals may increase the risk of a new power plant becoming a stranded asset long before the end of its otherwise useful economic life, which is a risk that potential equity capital providers may be unwilling to take. The difficulty in obtaining project equity financing and the other factors identified above, may be adversely impacting the planning and initial phases for the construction of new natural gas-fired power plants. Lenders, who have become more wary of funding fossil-fuel ventures as environmental, social and governance ideals influence financing decisions, may be generally unwilling to provide capital for energy projects to increase the domestic production and transmission of oil and natural gas. In addition, insurance underwriters may require oil and gas industry clients to implement plans to reduce methane emissions, that are among the most severe greenhouse gases, and will not provide insurance coverage for oil and gas projects in government-protected conservation areas that do not allow for sustainable use.

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

In May 2023, the Biden administration proposed new rules for the Environmental Protection Agency (the “EPA”) that are intended to drastically reduce greenhouse gases from coal- and gas-fired power plants that officials admit will cost such plants billions of dollars to comply fully by 2042. The proposed rules would give owners of energy plants, that are providing base load power, flexibility in choosing the means to achieve the emission targets. Alternatives could include the installation of carbon-capture systems that remove carbon dioxide from flue gases that are the by-product of fossil-fuel combustion or the blending of cleaner fuels such as hydrogen. Opponents to the rules posit that the technology needed to meet such emissions targets, particularly for carbon capture and storage as well as hydrogen blending, is not yet commercially available, and as a result, makes compliance uncertain. Additionally, environmental groups and landowners have challenged plans to erect pipelines intended to transfer carbon emissions to storage locations. A public comment period for the proposed rules ended in early August 2023; final rules are expected in 2024.

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

Regarding emissions, it is important to note that in its 2023 reference case, EIA projects that U.S. energy-related carbon dioxide emissions will decline by a little over 30% below the 2005 emissions level by 2030. We believe that a significant portion of the reduction related to the shift from coal-fired to natural gas-fired power generation has already occurred as it appears that from 2005 to 2022, the energy-related emissions declined by approximately 20%. The EIA credits the impacts of the IRA, updates to technology costs and performance across the energy system, and changes in the macroeconomic outlook with maintaining the reduction percentage versus the 2005 level of emissions at approximately 30% from 2030 through 2050. The EIA indicates that further emissions reductions are limited by longer-term growth in U.S. transportation and industrial activity. The EIA in its report does not include emissions from the power industry among the reasons for the lack of further emission reductions from 2030 through 2050.

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

The surge in renewable energy is propelled by significant factors, including a nearly 90% reduction in solar power costs and a two-thirds decrease in onshore wind costs between 2009 and 2023. These cost reductions, driven by technological advancements, have led to widespread global adoption, with over 80% of new power capacity coming from renewables last year. However, challenges persist, notably in offshore wind sectors facing cost overruns and supply chain issues, resulting in major offshore wind projects being delayed or cancelled. The ongoing transition is marked by emerging technologies like hydrogen, and the declining costs of electric vehicles, further emphasizing the dynamic evolution of the renewable energy landscape.

Most of our recently completed and awarded EPC service contracts relate to the construction of natural gas-fired power plants located within the Mid-Atlantic geographic footprint of PJM Interconnection (“PJM”), which operates a capacity market to ensure long-term grid reliability by securing the appropriate amount of power supply resources needed to meet predicted future energy demands in the Mid-Atlantic region of the U.S. Capacity payments represent meaningful portions of the revenue streams of qualifying power plants. The capacity auction for a particular delivery year was usually held during the month of May, three years prior to the actual delivery year. After multiple delays, the auctions for the 2023/2024 and 2024/2025 delivery years, were conducted. However, prices were significantly lower than each previous auction. In June 2023, the Federal Energy Regulatory Commission (“FERC”) issued an order accepting delays in future capacity auctions so that market design rule changes proposed by stakeholders might be implemented for all future auctions. PJM filed its proposal of capacity market enhancements with the FERC in October 2023.

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

Providing a basis for a belief that new gas plants will have a role in an electrified future dominated by renewables is the need for grid reliability and sustainability, PJM published a study in February 2023, that supported the growing concern that the reliability of power grids is being eroded by the rush to renewable power. While acknowledging the reality of the power transition in the PJM system, it warned that its research highlighted three trends that present increasing reliability risks during the transition due to a potential timing mismatch between load growth, resource retirements and the pace of new electricity generating plant additions.

The study indicates that the growth rate of electricity demand in the PJM footprint is likely to increase from electrification (i.e., shifts to electric-powered automobiles, electric appliances, etc.) coupled with the proliferation of high-demand data centers in the region. Coal-fired and old gas-fired power generation facilities are being retired at a rapid pace due to government and private sector policies as well as economics. The risk is that these retirements may outpace the construction of new power-generating facilities as PJM’s interconnection queue includes primarily intermittent and limited-duration renewable energy resources. Given the operating characteristics of these types of facilities, PJM will need multiple megawatts of renewable power and accompanying battery storage to replace a single megawatt of thermal generation.

In summary, throughout the U.S., the risk of electricity shortages grows as the retirement of traditional power plants outpaces their replacement by renewable energy and battery storage. The strain on power grids mounts as the U.S. makes the historic transition from conventional power plants fueled by coal and natural gas to cleaner forms of energy such as wind and solar power. Electric-grid operators are warning that power-generating capacity is struggling to keep up with demand, a gap that could lead to additional rolling blackouts during heat waves or other peak power periods.

In the U.S., local electricity grids are connected to form larger networks, known as Regional Transmission Operators (“RTOs”) and Independent System Operators (“ISOs”), to improve reliability and economic efficiency. The U.S. is divided into three main interconnections of which these networks are members: the Eastern Interconnection, the Western Interconnection and the Electric Reliability Council of Texas. These interconnectors cover wide swaths of the U.S. Although the three interconnections operate independently of each other and have very limited transfers of power between them, the operation of interconnections is conducted by balancing authorities, which ensures that power supply and demand are balanced to maintain the reliability of applicable power systems. All RTOs, including PJM, and ISOs in the U.S. are balancing authorities. Consequently, reliability threats to certain individual RTOs and ISOs represent threats to entire interconnection organizations.

The challenge is that wind and solar farms do not produce electricity at all times and they need large batteries to store their output for later use. While large battery storage capacity is under development, regional grid operators have warned that the pace may not be fast enough to offset the closures of traditional power plants that can work around the clock.

Accelerating the build-out of renewable energy sources and batteries has become an especially difficult proposition amid supply-chain challenges and inflation. For example, during Fiscal 2023, the highly publicized probe by the U.S. Commerce Department into whether Chinese solar manufacturers were circumventing trade tariffs on solar panels had the effect of halting imports of key components needed to build new solar farms and effectively brought most of the U.S. solar industry to a temporary standstill. As a result of this probe, the U.S. determined that certain Chinese solar manufacturers were dodging U.S. tariffs by finishing their products in Cambodia, Malaysia, Thailand and Vietnam, countries that account for approximately 80% of solar panel supplies. In August 2023, the U.S. Commerce Department imposed tariffs on solar imports from Southeast Asia. Critics of this action claim that the tariffs will scramble supply chains, delay projects and reduce profits for solar farm developers.

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

U.S. offshore wind projects progress inconsistently, facing challenges in the areas of environmental and fishery impacts, grid connection complexities, transmission planning, federal permitting processes and rising interest rates. Further, U.S. projects are confronted by shipping regulations that may limit the ability of developers to replicate successful European erection models. Commitments to sell power at a fixed price in an environment of rising inflation and interest rates have challenged the finances of many offshore wind projects, and as a result several prominent projects have been delayed or cancelled. Proponents of clean energy also face political challenges from constituencies who oppose the impacts to wildlife and the environment that may be caused by clean energy infrastructure projects.

Electricity generation from commercial nuclear power plants in the U.S. began in 1958. Over the last several decades, the number of operating nuclear reactors has declined. At the end of 2021, the U.S. had 93 operating commercial nuclear reactors at 55 nuclear power plants in 28 states. The average age of these nuclear reactors is approximately 40 years old with most plants authorized to operate for another 20 years. Two U.S.-based nuclear reactors, Vogtle Units 3 and 4, began construction in 2009. After lengthy construction delays and billions of dollars of cost overruns, Vogtle Unit 3 commenced commercial operation in August 2023, which marks the first nuclear reactor commissioned in the U.S. since the Tennessee Valley Authority’s Watts Bar 2 in 2016, which was twenty years after the previous one began operation.

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

Therefore, despite the headwinds, we believe that the lower operating costs of natural gas-fired power plants, the higher energy generating efficiencies of modern gas turbines, and the requirements for grid resiliency should sustain the demand for modern combined cycle and simple cycle gas-fired power plants in the future. Natural gas is relatively clean burning, generally cost-effective, reliable and abundant. New gas-fired power plants incorporate major advances in gas-fired turbine technologies that have provided increased power plant efficiencies while providing the quick starting capabilities and the reliability that are necessary to balance the inherent intermittencies of wind and solar power plants.

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

We believe that it is also important to note that the plans for certain natural gas-fired power plant projects include the integration of hydrogen-burning capabilities. While the plants will initially burn natural gas alone, it is planned by the respective project owners that the plants will eventually burn a mixture of natural gas and green hydrogen, thereby establishing power-generation flexibility for these plants. Operational testing of gas turbines fueled with renewable hydrogen have been successful. We believe this pairing is a winning combination that provides inexpensive and efficient power, enhances grid reliability and addresses clean-air concerns.  The building of state-of-the-art power plants with flex-fuel capability replaces coal-fired power plants in the short term with relatively clean gas-fired electricity generation.

Further, such additions to the power generation fleet provide the potential for the plants to burn 100% green hydrogen gas, which would provide both base load power and long duration back-up power, when the sun is not shining or the wind is not blowing, for extended periods of time and without certain harmful air emissions.

It has been stated that the scramble for electricity, regardless of source, caused by the Russian invasion of Ukraine clarified that the 100% transition to renewable energy is in the distant future and has prompted, in part, renewed interest in not only carbon capture techniques, but carbon removal technologies as well. Carbon capture processes grab carbon from smokestacks and other sources of dense greenhouse gases, thereby reducing harmful emissions. Carbon-removal technologies are more demanding as they remove carbon out of the more diffuse open air in order to store it for centuries. Governments, including the U.S., are taking initial steps to boost this industry. The success of this industry could reduce the climate-change fear associated with natural gas-fired power plants. We intend to execute an “all-of-the-above” approach in pursuing the construction of future facilities that support the energy transition, which we see as a continuation of our historical commitment to building cleaner energy plants.

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

Further, the Irish government recognizes that the successful development of data centers in the country is a key aspect in promoting Ireland as a digital economy hot-spot in Europe. The stewards of the electricity supply in Ireland acknowledge that the large increase in electricity demand presented by the growth of the data center industry represents an evolving, significant risk to the security of the supply. During Fiscal 2023, APC completed a project to install natural gas-fired power generation for a major data center in the Dublin area.

APC is actively pursuing other new business opportunities in both the renewable and support sectors of power generation with its existing and new clients. Over the last three years, APC has increased its activities and currently has five projects under execution. GPS has been providing top management guidance and project management expertise to APC during this period. APC has also provided experienced resources to GPS on several of its EPC services contracts in the U.S. These recent experiences have demonstrated that the two companies can combine and share resources effectively to leverage capacity and opportunities. We believe that GPS and APC working together is a competitive advantage as we pursue emerging new business opportunities in Ireland and the U.K. GPS is teaming with APC in the performance of the Shannonbridge Project.

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

TRC was founded in 1977, initially focused on the fabrication of piping systems and pressure vessels. Prior to our acquisition of TRC in 2015, it expanded its business to include industrial field services with a concentration on turnarounds, outage support, renovations, repairs and maintenance projects. Since the acquisition, TRC has narrowed its field-services focus to emphasize industrial construction projects. During Fiscal 2023, TRC consolidated its metal fabrication plants and support structures into one industrial fabrication and warehouse facility near Greenville, North Carolina, which is centrally located within its primary geographic market. The consolidation reduced fixed costs and notably streamlined the business, which has permitted TRC to primarily focus on its field service opportunities.

Industrial field services typically represent the majority of TRC’s annual revenues with the remaining revenues contributed by projects consisting solely of metal fabrication. The project backlog of TRC grew by over 175% from January 31, 2022 to approximately $123.5 million as of January 31, 2023, reflecting TRC’s business development emphasis on the award of larger industrial construction projects.

Recent and current major customers of TRC include Nutrien Ltd., the global fertilizer company; Livent Corporation, a global lithium technology company; Jacobs Solutions Inc., an international engineering and construction firm that is building a significant biotechnology manufacturing facility in the research triangle area of North Carolina; OceanaGold Corporation, a gold-mining company located in South Carolina; Air Liquide S.A., a world leading supplier of industrial gases; North America’s largest forest products companies such as Weyerhaeuser Company and Domtar Corporation; and various other industrial companies. These relationships demonstrate that TRC is a trusted industrial services provider to blue chip customers from around North America, and from countries like France, Germany, Denmark, Japan and Australia, that are expanding or locating new production facilities in TRC’s geographic region.

As stated above, the business footprint for TRC encompasses the Southeast region of the U.S. where there are many business-friendly local and state governments that welcome industrial production facilities with ideal locations and with serious economic development programs and incentives. It is notable that significant events like the COVID-19 pandemic and the commitment to renewable energy in the U.S. are resulting in meaningful new business opportunities for TRC in its region. The national focus on infrastructure improvements, biotechnology advancements, energy storage and clean water have resulted in firms that are focused on these trends recently choosing TRC to participate in major construction projects in the region. Other important factors and trends include low corporate state tax rates, favorable labor migration patterns, the surface transportation infrastructure and the ready access to modern seaports.

Economic data supports our belief that TRC is ideally located in a leading manufacturing growth area of the U.S., which should continue to provide it with project opportunities going forward that will expand its business and industrial construction capabilities. The Dodge Construction Starts report for 2024 forecasts that total construction in the U.S. will increase by 7% in 2024, with a 16% increase in the manufacturing category. The FMI Construction Put-in-Place Forecast for 2024 predicts that construction activity in the manufacturing sector will increase by over 15% in 2024. This data suggests that manufacturing construction will be a robust market as the economy moves into 2024. Despite headwinds such as ongoing inflation, material price volatility and rising labor costs, skilled labor shortages, high interest rates and tighter lending standards, it is likely that 2024 will see a boost to construction associated with manufacturing, as well as the transportation and clean energy infrastructures, as funds from three key pieces of national legislation passed in 2021 and 2022 are expected to flow into the industry. These bills include the Infrastructure and Jobs Act, the Inflation Reduction Act and the Creating Helpful Incentives to Produce Semiconductors Act, and appear to be sustaining high construction industry confidence for 2024 and the future beyond.

Comparison of the Results of Operations for the Three Months Ended October 31, 2023 and 2022

We reported net income of $5.5 million, or $0.40 per diluted share, for the three months ended October 31, 2023. For the comparable period of the prior year, we reported net income of $7.8 million, or $0.56 per diluted share. The following schedule compares our operating results for the three months ended October 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended October 31,
	2023	2022	$ Change	% Change
REVENUES
Power industry services	$121,300	$90,682	$30,618	33.8%
Industrial construction services	38,434	22,137	16,297	73.6
Telecommunications infrastructure services	4,021	5,056	(1,035)	(20.5)
Revenues	163,755	117,875	45,880	38.9
COST OF REVENUES
Power industry services	107,781	72,725	35,056	48.2
Industrial construction services	33,899	18,737	15,162	80.9
Telecommunications infrastructure services	2,840	4,205	(1,365)	(32.5)
Cost of revenues	144,520	95,667	48,853	51.1
GROSS PROFIT	19,235	22,208	(2,973)	(13.4)
Selling, general and administrative expenses	11,375	12,667	(1,292)	(10.2)
INCOME FROM OPERATIONS	7,860	9,541	(1,681)	(17.6)
Other income, net	3,733	768	2,965	386.1
INCOME BEFORE INCOME TAXES	11,593	10,309	1,284	12.5
Income tax expense	6,129	2,551	3,578	140.3
NET INCOME	$5,464	$7,758	$(2,294)	(29.6)%

Revenues

Power Industry Services

The revenues of the power industry services segment, representing the businesses of GPS and APC, increased by 33.8%, or $30.6 million, to $121.3 million for the three months ended October 31, 2023 compared with revenues of $90.7 million for the three months ended October 31, 2022 as the quarterly construction activities increased for the Shannonbridge Power Project, the Trumbull Energy Center, and the ESB FlexGen peaker plants. The increase in revenues between quarters was partially offset by decreased construction activities associated with the Guernsey Power Station project and Maple Hill Solar energy facility, as those projects are generally near or at completion. The revenues of this business segment represented approximately 74.1% of consolidated revenues for the quarter ended October 31, 2023 and 76.9% of consolidated revenues for the corresponding prior year quarter.

The primary driver for the revenues of this segment for the three months ended October 31, 2022 were the revenues associated with the construction of the Guernsey Power Station, the Maple Hill Solar energy facility, the ESB FlexGen peaker plants and the Kilroot power facility.

Industrial Construction Services

The revenues of our industrial construction services segment, representing the business of TRC, increased by $16.3 million, or 73.6%, to $38.4 million for the three months ended October 31, 2023 compared to revenues of $22.1 million for the three months ended October 31, 2022 as the amounts of field services and supporting vessel fabrication work increased meaningfully between periods. For the three months ended October 31, 2023 and 2022, the revenues of this segment represented 23.5% and 18.8% of consolidated revenues for the corresponding periods.

Telecommunications Infrastructure Services

The revenue results of this business segment, which represent the business of SMC, were $4.0 million for the three-month period ended October 31, 2023, a decrease of $1.0 million, or 20.5%, from the amount of revenues earned during the three months ended October 31, 2022.

Cost of Revenues

With the increase in consolidated revenues for the three months ended October 31, 2023 compared with last year’s third quarter ended October 31, 2022, the consolidated cost of revenues also increased between the quarters. These costs were $144.5 million and $95.7 million for the three-month periods ended October 31, 2023 and 2022, respectively, representing an increase of approximately 51.1%.

For the three-month period ended October 31, 2023, we reported a consolidated gross profit of approximately $19.2 million which represented a gross profit percentage of approximately 11.7% of corresponding consolidated revenues, and a decrease from the gross profit reported for the three-month period ended October 31, 2022 in the amount of $22.2 million. The reduction was primarily due to the unfavorable gross profit adjustment on the Kilroot project in the amount of $10.7 million that was recorded in the current quarter. The effect of the contract loss was meaningfully offset for the current quarter by the profits earned on the performance of other projects by each of our four operating companies, including APC. The gross profit percentages of corresponding revenues for the power industry services, industrial construction services and the telecommunications infrastructure services segments were 11.1%, 11.8% and 29.4%, respectively, for the quarter ended October 31, 2023.

Our consolidated gross profit reported for the three-month period ended October 31, 2022 of $22.2 million represented a gross profit percentage of approximately 18.8% of corresponding consolidated revenues. The gross profit percentages of corresponding revenues for the power industry services, industrial construction services and the telecommunications infrastructure services segments were 19.8%, 15.4% and 16.8%, respectively, for the quarter ended October 31, 2022.

Selling, General and Administrative Expenses

These costs were $11.4 million and $12.7 million for the three months ended October 31, 2023 and 2022, respectively, and represented 6.9% and 10.7% of corresponding consolidated revenues, respectively.

Other Income, Net

Other income, net, for the three months ended October 31, 2023 was $3.7 million, which reflected income earned during the period on funds invested in a money market account, CDs, U.S. Treasury notes and a U.S. corporate debt security in the total amount of approximately $4.0 million, as investment yields and average balances of invested funds are meaningfully higher this year.

We reported other income, net, in the amount of $0.8 million for the three months ended October 31, 2022, which included primarily income earned on funds maintained in a money market account and interest income earned on CDs.

Income Taxes

We incurred income tax expense for the three months ended October 31, 2023 in the amount of approximately $6.1 million, which represents an effective income tax rate of 52.9%. This effective tax rate differs from the statutory federal tax rate of 21% due primarily to the typically unfavorable estimated effects of state income taxes and permanent differences, including certain nondeductible executive compensation and an unrecognized tax loss benefit for the current fiscal quarter. We did not record an income tax benefit related to the net operating loss incurred by our subsidiary in the U.K. that is building the

Kilroot power plant. This accounting resulted in our effective income tax rate increasing from 27.1% to 52.9% for the quarter. For the three months ended October 31, 2022, we reported income tax expense in the amount of approximately $2.6 million, which represented an effective tax rate of 24.7% for the period.

Comparison of the Results of Operations for the Nine Months Ended October 31, 2023 and 2022

We reported net income of $20.3 million, or $1.50 per diluted share, for the nine months ended October 31, 2023. For the comparable period of the prior year, we reported net income of $19.5 million, or $1.36 per diluted share. The following schedule compares our operating results for the nine months ended October 31, 2023 and 2022 (dollars in thousands):

	Nine Months Ended October 31,
	2023	2022	$ Change	% Change
REVENUES
Power industry services	$296,821	$255,958	$40,863	16.0%
Industrial construction services	101,497	67,660	33,837	50.0
Telecommunications infrastructure services	10,461	12,644	(2,183)	(17.3)
Revenues	408,779	336,262	72,517	21.6
COST OF REVENUES
Power industry services	255,210	202,985	52,225	25.7
Industrial construction services	88,537	56,968	31,569	55.4
Telecommunications infrastructure services	7,831	9,976	(2,145)	(21.5)
Cost of revenues	351,578	269,929	81,649	30.2
GROSS PROFIT	57,201	66,333	(9,132)	(13.8)
Selling, general and administrative expenses	32,467	34,226	(1,759)	(5.1)
INCOME FROM OPERATIONS	24,734	32,107	(7,373)	(23.0)
Other income, net	7,222	1,868	5,354	286.6
INCOME BEFORE INCOME TAXES	31,956	33,975	(2,019)	(5.9)
Income tax expense	11,616	14,510	(2,894)	(19.9)
NET INCOME	$20,340	$19,465	$875	4.5%

Revenues

Power Industry Services

The revenues of the power industry services segment increased by $40.9 million, or 16.0%, to $296.8 million for the nine months ended October 31, 2023 compared with revenues of $256.0 million for the nine months ended October 31, 2022 as the current year construction activities increased for the Shannonbridge Power Project, the Trumbull Energy Center and the ESB FlexGen peaker plants. The increase in revenues between years was partially offset by decreased construction activities associated with the Guernsey Power Station project, the Maple Hill Solar energy facility and APC’s Equinix data center project, as those projects are generally near or at completion. The revenues of this business segment represented approximately 72.6% of consolidated revenues for the nine-month period ended October 31, 2023, and 76.1% of consolidated revenues for the nine-month period ended October 31, 2022.

The primary drivers for the revenues of this segment for the nine months ended October 31, 2022 were the revenues associated with the construction of the Guernsey Power Station, the Maple Hill solar energy facility, the Kilroot Power Station and the ESB FlexGen peaker plants.

Industrial Construction Services

The revenues of our industrial construction services segment, increased by $33.8 million, or 50.0%, to $101.5 million for the nine months ended October 31, 2023 compared to revenues of $67.7 million for the nine months ended October 31, 2022 as the amounts of field services and, particularly, vessel fabrication work in support of field services increased between periods. For the nine months ended October 31, 2023 and 2022, the revenues of this segment represented 24.8% and 20.1% of consolidated revenues for the corresponding periods.

Telecommunications Infrastructure Services

The revenues of this business segment were $10.5 million for the nine-month period ended October 31, 2023, a decrease of $2.2 million, or 17.3%, from the amount of revenues earned during the nine months ended October 31, 2022.

Cost of Revenues

With the increase in consolidated revenues for the nine months October 31, 2023 compared with last year’s nine-month period ended October 31, 2022, the consolidated cost of revenues also increased between the periods. These costs were $351.6 million and $269.9 million for the nine-month periods ended October 31, 2023 and 2022, respectively, representing an increase of approximately 30.2%.

For the nine-month period ended October 31, 2023, we reported a consolidated gross profit of approximately $57.2 million, which represented a gross profit percentage of approximately 14.0% of corresponding consolidated revenues, a decrease from the gross profit reported for the nine-month period ended October 31, 2022 in the amount of $66.3 million. The consolidated gross profit for the nine months ended October 31, 2023 was adversely affected by the loss recorded for the Kilroot project with substantial offset from the profits earned on other major projects by each of our four businesses. The gross profit percentages of corresponding revenues for the power industry services, industrial construction services and the telecommunications infrastructure services segments were 14.0%, 12.8% and 25.1%, respectively, for the nine months ended October 31, 2023.

Our consolidated gross profit reported for the nine-month period ended October 31, 2022 represented a gross profit percentage of approximately 19.7% of corresponding consolidated revenues. The gross profit percentages of corresponding revenues for the power industry services, industrial construction services and the telecommunications infrastructure services segments were 20.7%, 15.8% and 21.1%, respectively, for the nine months ended October 31, 2022.

Selling, General and Administrative Expenses

These costs were $32.5 million and $34.2 million for the nine months ended October 31, 2023 and 2022, respectively, and represented 7.9% and 10.2% of corresponding consolidated revenues, respectively.

Other Income, Net

Other income, net, for the nine months ended October 31, 2023 was $7.2 million, which reflected approximately $9.7 million of income earned during the period on invested funds, as investment yields and average balances of funds invested are meaningfully higher this year, partially offset by the wire-transfer fraud loss of $3.0 million that occurred in the first quarter of Fiscal 2024 and $0.2 million in related professional fees. Also included in other income are approximately $0.4 million in funds that have been recovered from the wire-transfer fraud loss through legal efforts and insurance proceeds (see Note 15 to the accompanying condensed consolidated financial statements).

We reported other income, net, in the amount of $1.9 million for the nine months ended October 31, 2022, which included primarily earnings associated with our solar fund investments and income earned on funds maintained in a money market account and interest income earned on CDs.

Income Taxes

We incurred income tax expense for the nine months ended October 31, 2023 in the amount of approximately $11.6 million, which represents an effective income tax rate of 36.3%. This estimated tax rate differs from the statutory federal tax rate of 21% due primarily to the typically unfavorable estimated effects of state income taxes and permanent differences, including certain nondeductible executive compensation and an unrecognized tax loss benefit for the current year. As described above, income tax expense for the current year excludes any income tax benefit associated with the year-to-date net loss of our subsidiary in the U.K. This accounting caused the effective income tax rate to increase from 25.8% to 36.3% for the period. For the nine months ended October 31, 2022, we reported income tax expense in the amount of approximately $14.5 million, including an unfavorable adjustment in the approximate amount of $6.2 million related to the settlement of research and development credit claims with the IRS. Excluding the effect of this adjustment, our effective income tax rate for the nine-months ended October 31, 2022 was 24.5%.

Liquidity and Capital Resources as of October 31, 2023

At October 31 and January 31, 2023, our balances of cash and cash equivalents were $185.6 million and $173.9 million, respectively, which represented an increase of $11.7 million.

The net amount of cash provided by operating activities for the nine months ended October 31, 2023 was $92.3 million. Our net income for the nine months ended October 31, 2023, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $25.8 million. The increase of other assets of $3.0 million, represented a use of cash primarily due to the increase of prepaid assets during the period. The increase in the combined level of accounts payable and accrued expenses in the amount of $10.0 million, represented a source of cash during the period. The increase in contract liabilities of $59.9 million represented a source of cash, primarily due to the net effect of the early phase of construction activities on a GPS project and the post peak phases of certain APC projects.

During the nine months ended October 31, 2023, our primary source of cash from investing activities was the net maturities of CDs issued by the Bank, in the amount of $44.8 million. We used $104.5 million to invest in available-for-sale securities, consisting of U.S. Treasury notes and a U.S. corporate debt security. We also used $2.1 million to make capital expenditures.

For the nine months ended October 31, 2023, we used $18.0 million cash in financing activities, including $8.5 million used to repurchase shares of common stock pursuant to our share repurchase program and $10.7 million used for the payment of regular cash dividends. We received proceeds from the exercise of stock options in the amount of $1.4 million, which represented a source of cash. Payments of $0.3 million for withholding taxes reimbursed by shares represented a use of cash during the period. As of October 31, 2023, there were no restrictions with respect to intercompany payments between the holding company, GPS, TRC, APC and SMC.

During the nine months ended October 31, 2022, our balance of cash and cash equivalents decreased by a net amount of $214.4 million and our working capital decreased by $53.8 million to $230.4 million as of October 31, 2022 from $284.3 million as of January 31, 2022.

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

During the nine months ended October 31, 2022, we also used cash to increase the level of our short-term investments, which consist entirely of CDs issued by the Bank, by $59.8 million and to make capital expenditures in the amount of $2.6 million. We also used $73.8 million cash in financing activities during the nine months ended October 31, 2022, including $63.3 million used to repurchase shares of common stock pursuant to our share repurchase program, and $10.6 million used for the payment of regular cash dividends.

At October 31, 2023, a portion of our balance of cash and cash equivalents was invested in certificates of deposit and a money market fund with most of its net assets invested in cash, U.S. Treasury obligations and repurchase agreements secured by U.S. government obligations. The major portion of our domestic operating bank account balances are maintained with the Bank. We do maintain certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of the operations of APC.

In order to monitor the actual and necessary levels of liquidity for our business, we focus on net liquidity, or working capital, in addition to our cash balances. During the nine months ended October 31, 2023, our net liquidity increased by $4.0 million to $240.2 million from $236.2 million as of January 31, 2023, due primarily to our net income for the period, partially offset by common stock repurchases and the payment of cash dividends. As we have no debt service, as our fixed asset acquisitions in a reporting period are typically low, and as our net liquidity includes our short-term investments and available-for-sale investments, our levels of working capital are not subjected to the volatility that affects our levels of cash and cash equivalents.

During April 2021, we amended our Credit Agreement with the Bank which extended the expiration date of the Credit Agreement to May 31, 2024 and reduced the borrowing rate. On March 6, 2023, we entered into the Second Amendment to the Credit Agreement. The Second Amendment modified the Credit Agreement primarily to replace the interest pricing with a rate of SOFR plus 1.6% and add SOFR successor rate language. The Credit Agreement, as amended, includes the following features, among others: a lending commitment of $50.0 million including a revolving loan and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions. Additionally, the Credit Agreement, as amended, continues to include customary terms, covenants and events of default for a credit facility of its size and nature. Prior to the expiration of the current term of the Credit Agreement, we expect to reach agreement with the Bank to extend it.

We may also use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business as defined by the Bank. At October 31, 2023, we had no outstanding borrowings. However, the Bank has issued letters of credit in the total outstanding amount of $13.2 million as of October 31, 2023, in support of the activities of APC under existing customer contracts, including $8.9 million related to the Kilroot project of APC discussed above.

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement, as amended, requires that we comply with certain financial covenants at our fiscal year-end and at each fiscal quarter-end, and includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. At October 31, 2023, we were compliant with the covenants of the Credit Agreement, as amended.

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

As of October 31, 2023 and January 31, 2023, the estimated amounts of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, were approximately $0.5 billion and $0.6 billion, respectively. As of October 31, 2023 and January 31, 2023, the outstanding amounts of bonds covering other risks, including warranty obligations related to completed activities, were not material.

We have also provided a financial guarantee in the amount of $3.6 million to support certain project developmental efforts. A liability was established for the estimated loss related to this guarantee during Fiscal 2022.

When sufficient information about claims related to performance on projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such losses. As our subsidiaries are wholly-owned, any actual liability related to contract performance is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. Any amounts that we may be required to pay in excess of the estimated costs to complete contracts in progress as of October 31, 2023 are not estimable.

The Company made prior year investments of approximately $6.3 million in limited liability companies that make equity investments in solar energy projects that are eligible to receive energy tax credits. To date, we have received substantially all of the income tax benefits associated with the investments. It is likely that we will evaluate opportunities to make other solar energy investments of this type in the future.

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

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

The table following immediately below presents the determinations of EBITDA for the three and nine months ended October 31, 2023 and 2022, respectively (amounts in thousands).

	Three Months Ended
	October 31,
	2023	2022
Net income, as reported	$5,464	$7,758
Income tax expense	6,129	2,551
Depreciation	489	740
Amortization of intangible assets	98	212
EBITDA	$12,180	$11,261

	Nine Months Ended
	October 31,
	2023	2022
Net income, as reported	$20,340	$19,465
Income tax expense	11,616	14,510
Depreciation	1,524	2,296
Amortization of intangible assets	294	611
EBITDA	$33,774	$36,882

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

We consider the accounting policies related to revenue recognition on long-term construction contracts; income tax reporting; and the financial reporting associated with any significant claims or legal matters to be most critical to the understanding of our financial position and results of operations. An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report. During the nine months ended October 31, 2023, there have been no material changes in the way we apply the critical accounting policies described therein.

Recently Issued Accounting Pronouncements

See Note 1 to the accompanying condensed consolidated financial statements for discussion on recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of October 31, 2023, we had no outstanding borrowings under our financing arrangements with the Bank (see Note 6 to the accompanying condensed consolidated financial statements), which provide a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2024 with interest at SOFR plus 1.6%. During the three months ended October 31, 2023 and 2022, we did not enter into any material derivative financial instruments for trading, speculation or other purposes that would expose us to market risk.

We maintain a substantial amount of our temporarily investable cash in certificates of deposit, a money market fund, U.S. Treasury notes and a U.S. corporate debt security (see Note 3 of the accompanying condensed consolidated financial statements). As of October 31, 2023, the weighted average number of days remaining until maturity for the certificates of deposit, U.S Treasury notes and U.S. corporate debt security was 485 days. The weighted average annual interest rate of our certificates of deposit of $105.0 million, the money market fund balance of $127.0 million, the U.S. Treasury notes face value of $95.0 million and the U.S. corporate debt security face value of $9.2 million was 5.1%. To illustrate the potential impact of changes in the overall interest rate associated with our investable cash balance at October 31, 2023 on our annual results of operations, we present the following hypothetical analysis. It assumes that our condensed consolidated balance sheet as of October 31, 2023 remains constant, and no further actions are taken to alter our existing interest rate sensitivity, including reinvestments (dollars in thousands).

	Increase (Decrease) in	Increase (Decrease) in	Net Increase (Decrease) in
Basis Point Change	Interest Income	Interest Expense	Income (Pre-Tax)
Up 300 basis points	$12,158	$—	$12,158
Up 200 basis points	8,105	—	8,105
Up 100 basis points	4,053	—	4,053
Down 100 basis points	(4,053)	—	(4,053)
Down 200 basis points	(8,105)	—	(8,105)
Down 300 basis points	(12,158)	—	(12,158)

With the consolidation of APC, we are subject to the effects of translating the financial statements of APC from its functional currency (Euros) into our reporting currency (U.S. dollars). The effects of translation are recognized in accumulated other comprehensive loss, which is net of tax when applicable. APC remeasures transactions and subsidiary financial statements denominated in local currencies to Euros. Gains and losses on the remeasurements are recorded in the other income, net, line of our condensed consolidated statement of earnings.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of October 31, 2023. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to the Company and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure in the reports.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information related to our share repurchases for the three months ended October 31, 2023 follows:

				Approximate Dollar
			Total Number of	Value of Shares That May Yet
			Shares Purchased as Part	Be Purchased under the
	Total Number of	Average Price per	of Publicly Announced	Plans or Programs
Period	Shares Repurchased	Share Paid	Plans or Programs	(Dollars in Thousands)
August 1 - 31, 2023	35,000	$39.81	35,000	$28,311
September 1 - 30, 2023	3,158	$43.16	1,100	$28,266
October 1 - 31, 2023	33,553	$46.80	6,553	$27,975
Total	71,711		42,653

(1)	For the month ended September 30, 2023, we accepted 2,058 shares of our common stock at the average price per share of $44.33 for the exercise price and/or tax withholding in connection with stock option exercises and restricted stock unit settlements that occurred during the period. For the month ended October 31, 2023, we accepted 27,000 shares of our common stock at the average price per share of $47.38 for the exercise price and/or tax withholding in connection with stock option exercises and restricted stock unit settlements that occurred during the period

Under the Share Repurchase Plan and as of October 31, 2023, the Company has repurchased 2,595,907 shares of its common stock since November 2021 (when it began to make such repurchases) at an average price of $37.38 per share.

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

ARGAN, INC.

December 6, 2023	By:	/s/ David H. Watson
David H. Watson
President and Chief Executive Officer

December 6, 2023	By:	/s/ Richard H. Deily
Richard H. Deily
Senior Vice President, Chief Financial Officer,
Treasurer and Corporate Secretary