Form 10-Q
period 2024-04-30
ARGAN INC
filed 2024-06-06
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

April 30, 2024

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

Common stock, $0.15 par value: 13,354,332 shares as of May 31, 2024.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 30,
	2024	2023
REVENUES	$157,682	$103,675
Cost of revenues	139,738	89,451
GROSS PROFIT	17,944	14,224
Selling, general and administrative expenses	11,425	10,591
INCOME FROM OPERATIONS	6,519	3,633
Other income (loss), net	4,794	(629)
INCOME BEFORE INCOME TAXES	11,313	3,004
Income tax expense	3,431	895
NET INCOME	$7,882	$2,109

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Foreign currency translation adjustments	(790)	440
Net unrealized losses on available-for-sale securities	(969)	(37)
COMPREHENSIVE INCOME	$6,123	$2,512

NET INCOME PER SHARE
Basic	$0.59	$0.16
Diluted	$0.58	$0.16

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	13,257	13,413
Diluted	13,572	13,546

CASH DIVIDENDS PER SHARE	$0.30	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	April 30,	January 31,
	2024	2024
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$207,738	$197,032
Investments	208,618	215,373
Accounts receivable, net	59,960	47,326
Contract assets	54,385	48,189
Other current assets	43,625	39,259
TOTAL CURRENT ASSETS	574,326	547,179
Property, plant and equipment, net	10,825	11,021
Goodwill	28,033	28,033
Intangible assets, net	2,120	2,217
Deferred taxes, net	2,305	2,259
Right-of-use and other assets	6,799	7,520
TOTAL ASSETS	$624,408	$598,229

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$66,448	$39,485
Accrued expenses	60,721	81,721
Contract liabilities	200,429	181,054
TOTAL CURRENT LIABILITIES	327,598	302,260
Noncurrent liabilities	3,655	5,030
TOTAL LIABILITIES	331,253	307,290

COMMITMENTS AND CONTINGENCIES (see Notes 8 and 9)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 15,828,289 shares issued; 13,350,180 and 13,242,520 shares outstanding at April 30, 2024 and January 31, 2024, respectively	2,374	2,374
Additional paid-in capital	164,501	164,183
Retained earnings	229,364	225,507
Less treasury stock, at cost – 2,478,109 and 2,585,769 shares at April 30, 2024 and January 31, 2024, respectively	(97,728)	(97,528)
Accumulated other comprehensive loss	(5,356)	(3,597)
TOTAL STOCKHOLDERS’ EQUITY	293,155	290,939
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$624,408	$598,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 30, 2024 AND 2023

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional			Accumulated Other
	Outstanding	Par	Paid-in	Retained	Treasury	Comprehensive	Total
	Shares	Value	Capital	Earnings	Stock	Loss	Equity
Balances, February 1, 2024	13,242,520	$2,374	$164,183	$225,507	$(97,528)	$(3,597)	$290,939
Net income	—	—	—	7,882	—	—	7,882
Foreign currency translation loss	—	—	—	—	—	(790)	(790)
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(969)	(969)
Stock compensation expense	—	—	1,211	—	—	—	1,211
Stock option exercises and restricted stock unit settlements, net of shares withheld for exercise price and withholding taxes	113,260	—	(893)	—	(13)	—	(906)
Common stock repurchases	(5,600)	—	—	—	(187)	—	(187)
Cash dividends	—	—	—	(4,025)	—	—	(4,025)
Balances, April 30, 2024	13,350,180	$2,374	$164,501	$229,364	$(97,728)	$(5,356)	$293,155

Balances, February 1, 2023	13,441,590	$2,374	$162,208	$207,832	$(88,641)	$(2,876)	$280,897
Net income	—	—	—	2,109	—	—	2,109
Foreign currency translation gain	—	—	—	—	—	440	440
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(37)	(37)
Stock compensation expense	—	—	1,034	—	—	—	1,034
Stock option exercises and restricted stock unit settlements	65,470	—	(1,895)	—	2,439	—	544
Common stock repurchases	(92,656)	—	—	—	(3,681)	—	(3,681)
Cash dividends	—	—	—	(3,357)	—	—	(3,357)
Balances, April 30, 2023	13,414,404	$2,374	$161,347	$206,584	$(89,883)	$(2,473)	$277,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,882	$2,109
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Changes in accrued interest on investments	3,544	1,081
Stock compensation expense	1,211	1,034
Lease expense	647	439
Depreciation	480	547
Deferred income tax expense	263	147
Amortization of intangible assets	97	98
Other	(38)	57
Changes in operating assets and liabilities
Accounts receivable	(12,636)	(10,642)
Contract assets	(6,196)	19,864
Other assets	(4,422)	(4,089)
Accounts payable and accrued expenses	7,479	(26,940)
Contract liabilities	19,375	15,047
Net cash provided by (used in) operating activities	17,686	(1,248)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(57,500)	(90,000)
Maturities of short-term investments	80,000	149,750
Purchases of available-for-sale securities	(29,824)	(30,355)
Maturities of available-for-sale securities	9,230	—
Purchases of property, plant and equipment	(322)	(645)
Investments in solar energy projects	(3,312)	—
Net cash (used in) provided by investing activities	(1,728)	28,750

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchases	(187)	(3,681)
Payments of cash dividends	(4,025)	(3,357)
Proceeds from share-based award settlements, net of withholding taxes paid	(906)	544
Net cash used in financing activities	(5,118)	(6,494)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(134)	992
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,706	22,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	197,032	173,947
CASH AND CASH EQUIVALENTS, END OF PERIOD	$207,738	$195,947

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets obtained in exchange for lease obligations	$542	$293
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds	$3,312	$513
Cash paid for operating leases	$651	$444

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

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

The Company’s fiscal year ends on January 31 each year. The condensed consolidated balance sheet as of April 30, 2024, the condensed consolidated statements of earnings and stockholders’ equity for the three months ended April 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the three months ended April 30, 2024 and 2023 are unaudited. The condensed consolidated balance sheet as of January 31, 2024 has been derived from audited consolidated financial statements. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto, and the independent registered public accounting firm’s report thereon, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (“Fiscal 2024”).

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary for a fair statement of the financial position of the Company as of April 30, 2024, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures introducing key amendments to enhance disclosures in public entities’ reportable segments. Notable changes include the mandatory disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), disclosure of other segment items, and requirements for consistency in reporting measures used by the CODM. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the effects, if any, that the adoption ASU 2023-07 may have on its financial position, results of operations, cash flows, or disclosures.

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

NOTE 2 – REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenues

The following table presents consolidated revenues for the three months ended April 30, 2024 and 2023, disaggregated by the geographic area where the corresponding projects were located:

	Three Months Ended April 30,
	2024	2023
United States	$124,331	$65,244
Republic of Ireland	28,891	24,856
United Kingdom	4,460	13,575
Consolidated Revenues	$157,682	$103,675

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

Contract Termination

For a project being performed by APC to construct a gas-fired power facility in Northern Ireland (the “Kilroot Project”), an estimated loss for the project of approximately $12.7 million has been recognized, of which $2.6 million was recorded during the three-month period ended April 30, 2024 and the remainder recorded in the prior fiscal year. On May 3, 2024, the project owner revoked the passes of the project and construction teams of APC to the construction site. APC had delivered a notice of contract breach with a 14-day resolution period. The issues were not resolved and APC terminated the contract (see Note 7). APC has significant unresolved contract variations and claims for extensions of time, among others, related to the Kilroot Project. The project owner has asserted counterclaims that the Company disputes. APC will continue to pursue all of its rights under the contract, and will do so through legal means if necessary.

Contract Assets and Liabilities

The Company’s timing of revenue recognition may not be consistent with its rights to bill and collect cash from project owners and other customers. Most contracts require payments as the corresponding work progresses that are determined in the manner described therein. This results in typically larger contract liability balances early in contract lives that decline over the terms of the corresponding contracts. During the three months ended April 30, 2024 and 2023, there were no unusual or one-time adjustments to contract liabilities. The amounts of revenues recognized during the three months ended April 30, 2024 and 2023, that were included in the balances of contract liabilities as of January 31, 2024 and 2023, were approximately $66.5 million and $50.9 million, respectively.

Contract retentions are billed amounts which, pursuant to the terms of the applicable contract, are not paid by customers until a defined phase of a contract or project has been completed and accepted. These retained amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. The amounts retained by project owners and other customers under construction contracts at April 30, 2024 and January 31, 2024 were $24.8 million and $21.2 million, respectively.

Variable Consideration

Variable consideration includes unapproved change orders for which the Company has project-owner directive for additional work or other scope change, but not for the price associated with the corresponding additional effort, that are included in the transaction price when it is considered probable that the applicable costs will be recovered through a modification to the contract price. The Company also includes in the corresponding transaction price an estimate of the amount that it expects to receive from claims based on management’s judgment regarding all reasonably available information. At April 30, 2024 and January 31, 2024, the aggregate amounts of such contract variations, that primarily related to the Kilroot Project, and that were included in the corresponding transaction prices pending customer approvals, were $9.4 million and $8.4 million, respectively.

Remaining Unsatisfied Performance Obligations (“RUPO”)

At April 30, 2024, the Company had RUPO of $0.8 billion. The largest portion of RUPO at any date usually relates to engineering, procurement and construction (“EPC”) service and other construction contracts with typical performance durations of one to three years. However, the length of certain significant construction projects may exceed three years. The Company estimates that approximately 67% of the RUPO amount at April 30, 2024 will be included in the amount of consolidated revenues that will be recognized during the remainder of the fiscal year ending January 31, 2025 (“Fiscal 2025”). Most of the remaining amount of the RUPO amount at April 30, 2024 is expected to be recognized in revenues during the fiscal years ending January 31, 2026 and January 31, 2027.

It is important to note that estimates may be changed in the future and that cancellations, deferrals, or scope adjustments may occur related to work included in the amount of RUPO at April 30, 2024. Accordingly, RUPO may be adjusted to reflect project delays and cancellations, revisions to project scope and cost and foreign currency exchange fluctuations, or to revise estimates, as effects become known. Such adjustments to RUPO may materially reduce future revenues below Company estimates.

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

At April 30, 2024 and January 31, 2024, certain amounts of cash equivalents were invested in a money market fund with net assets invested in high-quality money market instruments, including U.S. Treasury obligations; obligations of U.S. government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by such obligations. Dividend income related to money market investments is recorded when earned. The balances of accrued dividends at April 30, 2024 and January 31, 2024 were $0.6 million and $0.7 million, respectively.

Investments

The Company’s investments consisted of the following as of April 30, 2024 and January 31, 2024:

	April 30,	January 31,
	2024	2024
Short-term investments	$84,029	$109,489
Available-for-sale securities	124,589	105,884
Total investments	$208,618	$215,373

Short-Term Investments

Short-term investments as of April 30, 2024 and January 31, 2024 consisted solely of certificates of deposit (“CDs”) with initial maturities of one year or less purchased from Bank of America, N.A. (the “Bank”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest. The balances of accrued interest on the CDs at April 30, 2024 and January 31, 2024 were $1.5 million and $4.5 million, respectively. Interest income is recorded when earned and is included in other income. At April 30, 2024 and January 31, 2024, the weighted average annual interest rates of the outstanding CDs were 5.5% and 5.4%, respectively.

Available-For-Sale Securities

The Company’s available-for-sale (“AFS”) securities consisted of the following amounts of amortized cost, allowance for credit losses, gross unrealized gains and losses and estimated fair value by contractual maturity as of April 30, 2024 and January 31, 2024:

	April 30, 2024
		Allowance for	Gross	Gross	Estimated
	Amortized	Credit	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Losses	Value
U.S. Treasury notes:
Due within one year	$15,032	$—	$—	$167	$14,865
Due in one to two years	50,557	—	—	456	50,101
Due in two to three years	50,004	—	—	405	49,599
U.S. corporate debt security:
Due in two to three years	10,046	—	—	22	10,024
Totals	$125,639	$—	$—	$1,050	$124,589

	January 31, 2024
		Allowance for	Gross	Gross	Estimated
	Amortized	Credit	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Losses	Value
U.S. Treasury notes:
Due in one to two years	$50,634	$—	$305	$102	$50,837
Due in two to three years	45,583	—	263	128	45,718
U.S. corporate debt security:
Due in two to three years	9,406	—	—	77	9,329
Totals	$105,623	$—	$568	$307	$105,884

As of April 30, 2024 and January 31, 2024, interest receivable in the amounts of $0.8 million and $1.3 million, respectively, were included in the balances of AFS securities. For the three months ended April 30, 2024, the change in net unrealized holding losses, net of tax, for the Company’s AFS securities reported in other comprehensive income was approximately $1.0 million. For the three months ended April 30, 2023, the change in net unrealized holding losses, net of tax, for the Company’s AFS securities reported in other comprehensive income was not material.

For the three months ended April 30, 2024 and 2023, there were no sales of the Company’s AFS securities, and therefore, there were no amounts of gains or losses reclassified out of other comprehensive income into net income.

The Company does not believe the unrealized losses represent credit losses based on the evaluation of evidence as of April 30, 2024, which includes an assessment of whether it is more likely than not the Company will be required to sell or intends to sell the investments before recovery of their corresponding amortized cost bases.

Earnings on Invested Funds

Earnings on invested funds for the three months ended April 30, 2024 and 2023 were $4.5 million and $2.4 million, respectively, and are included in other income, net, in the consolidated statements of earnings.

Concentration Risk

The Company has a substantial portion of its cash on deposit in the U.S. with the Bank or invested in CDs purchased from the Bank. In addition, the Company has cash invested in a money market fund at a separate institution. The Company also maintains certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of the operations of APC. As of April 30, 2024, approximately 2% of the Company’s cash and cash equivalents were held by financial institutions in Ireland and the U.K. Management does not believe that the combined amount of the CDs and the cash deposited with the Bank, cash invested in the money market fund, and cash balances maintained at financial institutions in Ireland and the U.K., in excess of government-insured levels, represent material risks.

NOTE 4 – FAIR VALUE MEASUREMENTS

The following table presents the Company’s financial instruments as of April 30, 2024 and January 31, 2024 that are measured and recorded at fair value on a recurring basis:

	April 30, 2024			January 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	Inputs	Inputs	Inputs	Inputs	Inputs	Inputs
Cash equivalents:
Money market fund	$144,895	$—	$—	$126,646	$—	$—
Available-for-sale securities:
U.S. Treasury notes	—	114,565	—	—	96,555	—
U.S. corporate debt security	—	10,024	—	—	9,329	—
Totals	$144,895	$124,589	$—	$126,646	$105,884	$—

NOTE 5 – ACCOUNTS RECEIVABLE

The Company generally extends credit to a customer based on an evaluation of the customer’s financial condition, without requiring tangible collateral. Customer payments on other construction, fabrication and field service contracts are generally due within 30 days of billing, depending on the negotiated terms of the corresponding contract. Exposure to losses on accounts and notes receivable is expected to differ due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and may establish an allowance for credit losses based on management’s estimate of the loss that is expected to occur over the remaining life of the particular financial asset. The amounts of the provision for credit losses for the three months ended April 30, 2024 and 2023 were insignificant. The allowance for credit losses at April 30, 2024 and January 31, 2024 was $1.8 million.

NOTE 6 – INTANGIBLE ASSETS

At both April 30, 2024 and January 31, 2024, the goodwill balances related primarily to the GPS and TRC reporting units, and were $18.5 million and $9.5 million, respectively. Management does not believe that any events or circumstances occurred or arose since January 31, 2024, that required an updated assessment of the goodwill balances of either the GPS or TRC reporting units.

The Company’s intangible assets, other than goodwill, relate primarily to the industrial construction services segment and consisted of the following as of April 30, 2024 and January 31, 2024:

		April 30, 2024			January 31, 2024
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Amounts	Amortization	Amounts	Amounts	Amortization	Amounts
Trade name	15 years	$4,499	$2,524	$1,975	$4,499	$2,450	$2,049
Customer relationships	10 years	916	771	145	916	748	168
Totals		$5,415	$3,295	$2,120	$5,415	$3,198	$2,217

The following is a schedule of future amounts of amortization related to purchased intangibles:

Amortization
Years ending January 31,	Expense
2025 (remainder)	$294
2026	376
2027	300
2028	300
2029	300
Thereafter	550
Total	$2,120

NOTE 7 – FINANCING ARRANGEMENTS

On May 24, 2024, the Company and the Bank executed the Second Amended and Restated Replacement Credit Agreement with an expiration date May 31, 2027 (the “New Credit Agreement”). The New Credit Agreement supersedes the now expired credit agreement, as amended, that was executed on May 15, 2017 with an expiration date of May 31, 2024 (the “Expired Credit Agreement”), reduces the base lending commitment amount from $50.0 million to $35.0 million, increases the letter of credit fees to be consistent with current market conditions, and establishes the interest rate for revolving loans at the Secured Overnight Financing Rate (“SOFR”) plus 1.85%. In addition to the base commitment, the new facility includes an accordion feature that allows for an additional commitment amount of $30.0 million, subject to certain conditions, that represents an increase from the $10.0 million accordion provided by the Expired Credit Agreement. The Company may use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business as defined in the New Credit Agreement. Further, on May 31, 2024, the Company completed the negotiation of a companion facility, in the amount of $25.0 million, pursuant to which the Company’s Irish subsidiary, Atlantic Projects Company Limited (“APCL”), may cause the Bank’s European entity to issue letters of credit on its behalf that will be secured by a blanket parent company guarantee issued by Argan to the Bank.

At April 30, 2024 and January 31, 2024, the Company did not have any borrowings outstanding under the Expired Credit Agreement. However, the Bank had issued a letter of credit, in support of the activities of APC for the Kilroot Project, that was outstanding in the total amount of $9.2 million as of April 30, 2024. Subsequent to April 30, 2024, the project owner made a draw for the full amount of the irrevocable letter of credit that is subject to the open and disputed contract variations and claims related to this project.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The New Credit Agreement requires that the Company comply with certain financial covenants at its fiscal year-end and at each fiscal quarter-end. The New Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of April 30, 2024, the Company was in compliance with the covenants and other requirements of the New Credit Agreement that are similar to those that were included in the Expired Credit Agreement.

NOTE 8 – COMMITMENTS

Performance Bonds and Guarantees

In the normal course of business and for certain major projects, the Company may be required to obtain surety or performance bonding, to cause the issuance of letters of credit, or to provide parent company guarantees (or some combination thereof) in order to provide performance assurances to clients on behalf of its contractor subsidiaries. As these subsidiaries are wholly-owned, any actual liability is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. When sufficient information about claims on guaranteed or bonded projects would become available and monetary damages or other costs or losses are determined to be probable, the Company would record such losses.

As of April 30, 2024, the estimated amounts of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, was approximately $0.4 billion. As of April 30, 2024, the outstanding amount of bonds covering other risks, including warranty obligations related to completed activities, was not material. Not all of our projects require bonding.

The Company also provided a financial guarantee, subject to certain terms and conditions, up to the amount of $3.6 million in support of business development efforts. An estimated loss related to this guarantee was recorded during the year ended January 31, 2022 (“Fiscal 2022”).

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

NOTE 9 – LEGAL CONTINGENCIES

In the normal course of business, the Company may have pending claims and legal proceedings. In the opinion of management, based on information available at this time, there were no current claims and proceedings that were expected to have a material adverse effect on the condensed consolidated financial statements as of April 30, 2024.

NOTE 10 – STOCK-BASED COMPENSATION

On June 23, 2020, the Company’s stockholders approved the adoption of the 2020 Stock Plan (the “2020 Plan”). The 2020 Plan replaced the 2011 Stock Plan (the “2011 Plan”); the Company’s authority to make awards pursuant to the 2011 Plan expired on July 19, 2021. Together, the 2020 Plan and the 2011 Plan are hereinafter referred to as the “Stock Plans.” As of April 30, 2024, there were 1,920,114 shares of common stock reserved for issuance under the Stock Plans, which includes 483,679 shares of common stock available for future awards under the 2020 Plan.

Expense amounts related to stock awards were $1.2 million and $1.0 million for the three months ended April 30, 2024 and 2023, respectively. At April 30, 2024, there was $8.0 million in unrecognized compensation cost related to outstanding stock awards that the Company expects to expense over the next three years.

Stock Options

A summary of stock option activity under the Stock Plans for the three months ended April 30, 2024 is presented below (shares in thousands):

			Weighted-	Weighted-
		Weighted-	Average	Average
		Average Exercise	Remaining	Grant-Date
		Price	Contractual	Fair Value
	Shares	Per Share	Term (years)	Per Share
Outstanding, February 1, 2024	1,365	$44.95	4.67	$10.43
Granted	6	$61.22
Exercised	(249)	$41.58
Forfeited	(4)	$60.07
Outstanding, April 30, 2024	1,118	$45.73	4.47	$10.63
Exercisable, April 30, 2024	1,047	$46.13	4.19	$10.81
Vested or expected to vest, April 30, 2024	1,118	$45.73	4.47	$10.63

The changes in the number of non-vested options to purchase shares of common stock for the three months ended April 30, 2024 is presented below (shares in thousands):

		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Non-vested, February 1, 2024	92	$7.85
Granted	6	$13.89
Vested	(27)	$8.63
Non-vested, April 30, 2024	71	$8.06

The total intrinsic value amounts related to the stock options exercised during the three months ended April 30, 2024 and 2023 were $4.7 million and $0.7 million, respectively. At April 30, 2024, the aggregate market value amounts of the shares of common stock subject to outstanding stock options and exercisable stock options where the options were “in-the-money” exceeded the aggregate exercise prices of such options by $17.8 million and $16.4 million, respectively.

Restricted Stock Units

The Company awards total stock return performance-based restricted stock units (“PRSUs”), earnings per share performance-based restricted stock units (“EPRSUs”), renewable energy performance-based restricted stock units (“RRSUs”), and time-based restricted stock units (“TRSUs”) to senior executives, certain other key employees and members of the Company’s board of directors. Awardees earn the right to receive shares of common stock as certain performance goals are achieved and/or service periods are satisfied. Each restricted stock unit expires on the three-year anniversary of the award.

During the three months ended April 30, 2024, the Company awarded PRSUs covering a target of 5,000 shares of common stock, EPRSUs covering a target of 10,000 shares of common stock, RRSUs covering a target of 5,000 shares of common stock, TRSUs covering 37,750 shares of common stock, and 2,658 shares based on the amount of cash dividends deemed paid on shares earned pursuant to the awards. The number of shares of common stock to be issued under certain awards may exceed target shares if certain performance goals are met.

The changes in the maximum number of shares of common stock issuable pursuant to outstanding restricted stock units for the three months ended April 30, 2024, are presented below (shares in thousands):

		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Outstanding, February 1, 2024	348	$30.21
Awarded	75	$41.49
Issued	(50)	$42.17
Forfeited	(55)	$24.49
Outstanding, April 30, 2024	318	$31.99

NOTE 11 – INCOME TAXES

The Company’s income tax amounts for the three months ended April 30, 2024 and 2023 differed from corresponding amounts computed by applying the federal corporate income tax rate of 21% to the income before income taxes for the periods as presented below:

	Three Months Ended April 30,
	2024	2023
Computed expected income tax expense	$2,376	$631
Difference resulting from:
Unrecognized tax loss benefit	794	—
Foreign tax rate differential	(216)	(198)
State income taxes, net of federal tax effect	418	84
Other permanent differences and adjustments, net	59	378
Income tax expense	$3,431	$895

Net Operating Loss (“NOL”) Carryback

As a result of the tax changes enacted by the Coronavirus, Aid, Relief and Economic Security Act signed into law in March 2020 (the “CARES Act”), the Company made a filing during the year ended January 31, 2021 with the Internal Revenue Service (the “IRS”) requesting carryback refunds of income taxes paid for the years ended January 31, 2016 (“Fiscal 2016”) and 2015 (“Fiscal 2015”) in the total amount of approximately $12.7 million. At the instruction of the IRS, the Company filed amended income tax returns for Fiscal 2016 and Fiscal 2015 during Fiscal 2024; the IRS has not completed the examination and approval process for the Company’s amended tax returns and refund request.

Research and Development Tax Credits

During the year ended January 31, 2023 (“Fiscal 2023”), the Company filed amended federal income tax returns for Fiscal 2022 and for the year ended January 31, 2021 (“Fiscal 2021”) that included research and development tax credits in the total amount of $5.8 million, which was netted with a provision for uncertain tax return positions in the amount of $2.4 million. In May 2023, the Company received notification that these amended federal income tax returns were selected for examination. At April 30, 2024, the examination was in its early stages of documentation requests and review.

Income Tax Refunds

As of April 30, 2024 and January 31, 2024, the balances of other current assets in the condensed consolidated balance sheet included income tax refunds receivable and prepaid income taxes in the total amounts of approximately $18.2 million and $18.3 million, respectively. The income tax refunds included the amount expected to be received from the IRS upon its examination and approval of the Company’s NOL carryback refund request and the completion of its examination of the amended tax returns for Fiscal 2022 and Fiscal 2021 as described above.

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

Solar Energy Projects

The Company holds equity investments in Solar Tax Credit (“STC”) investments. Primarily, the STC investments are structured as limited liability companies that invest in solar energy projects that are eligible to receive energy tax credits. During the three months ended April 30, 2024, the Company made investments of approximately $3.3 million in STC investments that were committed as of January 31, 2024. As of April 30, 2024, the Company had no remaining cash investment commitments related to its STC investments.

At April 30, 2024 and January 31, 2024, the investment accounts balances were $1.4 million and $2.1 million, respectively, which are included in other assets in the condensed consolidated balance sheets.

The Company has elected to use the proportional amortization method (“PAM”) for STC investments that qualify. Under PAM, an investment is amortized in proportion to the allocation of tax benefits received in each period, and the investment amortization and tax benefit amounts are presented net within income tax expense in the Company’s condensed consolidated statement of earnings. For the three months ended April 30, 2024, the Company recorded $0.7 million of investment amortization related to the STC investment that qualifies for PAM. The amount of non-income tax-related activity and other returns related to this investment was not material for the three months ended April 30, 2024. During the three months ended April 30, 2023, the Company did not have any STC investments that qualified for PAM.

For the Company’s STC investments that do not qualify for PAM, the Company accounts for the investments using the equity method of accounting and includes income and losses related to the investment in other income in the Company’s condensed consolidated statements of earnings. For the three months ended April 30, 2024 and 2023, the Company recorded its share of losses of less than $0.1 million and $0.1 million, respectively, from these STC investments.

NOTE 12 – NET INCOME PER SHARE

Basic and diluted net income per share amounts are computed as follows (shares in thousands except in the notes):

	Three Months Ended April 30,
	2024	2023
Net income	$7,882	$2,109

Weighted average number of shares outstanding – basic	13,257	13,413
Effect of stock awards (1)	315	133
Weighted average number of shares outstanding – diluted	13,572	13,546

Net income per share
Basic	$0.59	$0.16
Diluted	$0.58	$0.16
(1)	For the three months ended April 30, 2024 and 2023, the weighted average numbers of shares determined on a dilutive basis exclude the effects of antidilutive stock options and restricted stock units covering an aggregate of 344,000 and 851,834 shares of common stock, respectively.

NOTE 13 – CASH DIVIDENDS AND COMMON STOCK REPURCHASES

During the three months ended April 30, 2024, the Company’s board of directors declared and the Company paid a regular quarterly cash dividend in the amount of $0.30 per share of common stock. During the three months ended April 30, 2023, the Company paid a regular quarterly dividend of $0.25 per share of common stock.

Pursuant to its established program and authorizations provided by Argan’s board of directors, the Company repurchased shares of its common stock during the three months ended April 30, 2024 and 2023 and added the shares to treasury stock. During these periods, the Company repurchased 5,600 shares and 92,656 shares of common stock, all on the open market, for aggregate prices of approximately $0.3 million, or $44.87 per share, and $3.7 million, or $39.61 per share, respectively.

For the three months ended April 30, 2024, the Company accepted 185,354 shares of common stock at the average price per share of $60.64 for the exercise price and/or tax withholding in connection with stock option exercises and other share-based award settlements. For the three months ended April 30, 2023, the Company did not accept any shares of common stock for such transactions. For the three months ended April 30, 2024 and 2023, the Company used 113,260 shares and 65,470 shares of treasury stock, respectively, to settle stock option exercises and other share-based awards.

NOTE 14 – CUSTOMER CONCENTRATIONS

The majority of the Company’s consolidated revenues relate to performance by the power industry services segment which provided 70% and 68% of consolidated revenues for the three months ended April 30, 2024 and 2023, respectively. The industrial construction services segment represented 28% and 29% of consolidated revenues for the three months ended April 30, 2024 and 2023, respectively.

The Company’s most significant customer relationships for the three months ended April 30, 2024 included two power industry services customers, which accounted for 28% and 11% of consolidated revenues. The Company’s most significant customer relationships for the three months ended April 30, 2023 included four power industry services customers, which accounted for 16%, 14%, 14% and 13% of consolidated revenues.

The accounts receivable balances from three major customers represented 25%, 22% and 12% of the corresponding consolidated balance as of April 30, 2024. Accounts receivable balances from three major customers represented 16%, 14% and 14% of the corresponding consolidated balance as of January 31, 2024.

The contract asset balances associated with two major customers represented 33% and 28% of the corresponding consolidated balance as of April 30, 2024. The contract asset balances associated with two major customers represented 39% and 32% of the corresponding consolidated balance as of January 31, 2024.

NOTE 15 – SEGMENT REPORTING

Segments represent components of an enterprise for which discrete financial information is available that is evaluated regularly by the Company’s chief executive officer, who is the CODM, in determining how to allocate resources and in assessing performance. The Company’s reportable segments recognize revenues and incur expenses, are organized in separate business units with different management teams, customers, talents and services, and may include more than one operating segment.

Intersegment revenues and the related cost of revenues are netted against the corresponding amounts of the segment receiving the intersegment services. For the three months ended April 30, 2024 and 2023, intersegment revenues were not material.

Summarized below are certain operating results and financial position data of the Company’s reportable business segments for the three months ended April 30, 2024 and 2023. The “Other” column in each summary includes the Company’s corporate expenses.

Three Months Ended	Power	Industrial	Telecom
April 30, 2024	Services	Services	Services	Other	Totals
Revenues	$110,266	$43,699	$3,717	$—	$157,682
Cost of revenues	98,992	37,879	2,867	—	139,738
Gross profit	11,274	5,820	850	—	17,944
Selling, general and administrative expenses	6,128	1,873	610	2,814	11,425
Income (loss) from operations	5,146	3,947	240	(2,814)	6,519
Other income, net	4,061	1	—	732	4,794
Income (loss) before income taxes	$9,207	$3,948	$240	$(2,082)	11,313
Income tax expense					3,431
Net income					$7,882

Amortization of intangibles	$—	$97	$—	$—	$97
Depreciation	137	245	97	1	480
Property, plant and equipment additions	272	32	18	—	322

Current assets	$416,117	$54,170	$3,844	$100,195	$574,326
Current liabilities	293,979	29,642	1,372	2,605	327,598
Goodwill	18,476	9,467	90	—	28,033
Total assets	443,920	70,792	6,516	103,180	624,408

Three Months Ended	Power	Industrial	Telecom
April 30, 2023	Services	Services	Services	Other	Totals
Revenues	$70,176	$30,307	$3,192	$—	$103,675
Cost of revenues	60,335	26,562	2,554	—	89,451
Gross profit	9,841	3,745	638	—	14,224
Selling, general and administrative expenses	5,714	1,460	703	2,714	10,591
Income (loss) from operations	4,127	2,285	(65)	(2,714)	3,633
Other income (loss), net	2,090	—	—	(2,719)	(629)
Income (loss) before income taxes	$6,217	$2,285	$(65)	$(5,433)	3,004
Income tax expense					895
Net income					$2,109

Amortization of intangibles	$—	$98	$—	$—	$98
Depreciation	128	304	114	1	547
Property, plant and equipment additions	389	256	—	—	645

Current assets	$303,596	$43,946	$3,985	$73,474	$425,001
Current liabilities	160,564	29,226	1,172	1,435	192,397
Goodwill	18,476	9,467	90	—	28,033
Total assets	330,736	61,421	7,071	76,466	475,694

NOTE 16 — SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Other current assets consisted of the following at April 30, 2024 and January 31, 2024:

	April 30,	January 31,
	2024	2024
Income tax refunds receivable and prepaid income taxes	$18,252	$18,267
Raw materials inventory	9,573	9,985
Prepaid expenses	9,595	6,035
Other	6,205	4,972
Total other current assets	$43,625	$39,259

Accrued expenses consisted of the following at April 30, 2024 and January 31, 2024:

	April 30,	January 31,
	2024	2024
Accrued project costs	$30,855	$49,135
Accrued compensation	13,991	21,206
Lease liabilities	3,282	2,726
Other	12,593	8,654
Total accrued expenses	$60,721	$81,721

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of April 30, 2024, and the results of their operations for the three month periods ended April 30, 2024 and 2023, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for Fiscal 2024 that was filed with the SEC on April 11, 2024 (the “Annual Report”).

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

Business Description

The Company is primarily a construction firm that conducts operations through its wholly-owned subsidiaries, GPS, APC, TRC and SMC. Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, maintenance, project development and technical consulting services to the power generation market for a wide range of customers, including independent power project owners, public utilities, power plant heavy equipment suppliers and other commercial firms with significant power requirements in the U.S., Ireland and the U.K. GPS and APC represent our power industry services reportable segment. Through TRC, the industrial construction services reportable segment provides primarily on-site services that support new plant construction and additions, maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the Southeast region of the U.S. and that may include the fabrication, delivery and installation of steel components such as piping systems and pressure vessels. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region of the U.S.

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

Project Backlog

At April 30, 2024, our consolidated project backlog amount of $0.8 billion consisted substantially of the projects of the power industry services reporting segment. The comparable consolidated backlog amount as of January 31, 2024 was $0.8 billion. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects.

Typically, we include the total value of EPC services and other major construction contracts in project backlog upon receiving a notice to proceed from the project owner. When provided with a limited notice to proceed (“LNTP”), we usually record only the value of the contract related to the LNTP initially. Nevertheless, the inclusion of contract values in project backlog may require management judgement based on the facts and circumstances.

We are committed to the construction of state-of-the-art, natural gas-fired power plants, as important elements of our country’s electricity-generation mix now and in the future. This represents our core business. In addition, we have been directing meaningful business development efforts to winning projects for the erection of utility-scale solar fields and wind farms and for the construction of hydrogen-based energy and other industrial projects in order to diversify the sources of revenues. For the quarter ended April 30, 2024, the amount of revenues earned by us and associated with renewable energy projects were 28.0% of corresponding revenues for the power industry services segment. We have successfully completed alternative energy projects in the past and we have renewed efforts to obtain new work in sectors of the power market that will complement our natural gas-fired EPC services projects going forward.

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

405 MW Midwest Solar Project

In April 2024, GPS executed a LNTP with a customer to construct a utility-scale solar field in Illinois that will provide 405 MW of electrical power (the “405 MW Midwest Solar Project”) and will use pre-existing transmission and utility infrastructure from a nearby retired coal power plant. The unique, multi-phased project includes solar-tracking panels that can be stowed by remote command for expected adverse weather events. The project is in its early phases.

Midwest Solar and Battery Projects

In August 2023, GPS executed LNTPs with a customer for three solar and battery projects in Illinois (the “Midwest Solar and Battery Projects”). Under the LNTPs, GPS commenced early engineering and design activities as well as procurement of major equipment for construction of state-of-the-art solar energy and battery energy storage facilities. Between January and early May 2024, GPS received full notices to proceed on all three of the solar and battery projects. The three projects will cumulatively represent 160 MW of electrical power and 22 MW of energy storage. For each project, completion is expected in the last quarter of Fiscal 2025 through the first half of the fiscal year ending January 31, 2026.

Shannonbridge Power Project

APC entered into an EPC services contract with GE Vernova for the construction and commissioning of an open-cycle thermal power facility in County Offaly, Ireland, that will have the capacity to generate approximately 264 MW of temporary emergency electrical power (the “Shannonbridge Power Project”). The Shannonbridge Power Project, an initiative of EirGrid and the Electricity Supply Board of Ireland (the “ESB”), aims to enhance the region’s power infrastructure and to ensure a reliable electricity supply during critical situations and emergencies. GPS is teaming with APC in performance of this contract. Work on this project commenced early in Fiscal 2024 pursuant to the receipt of a series of LNTPs. In August 2023, APC received the full notice to proceed on this project. Substantial completion of this project, that is defined in the corresponding contract as system turnover for commissioning, occurred in March 2024.

ESB FlexGen Peaker Plants

In May 2022, APC entered into engineering and construction services contracts with the ESB to construct three 65 MW aero-derivative gas turbine flexible generation power plants in and around the city of Dublin, Ireland (“ESB FlexGen Peaker Plants”). Two of the power plants, the Poolbeg and Ringsend FlexGen Power Plants, are located on the Poolbeg Peninsula, and the Corduff FlexGen Power Plant is located in nearby Goddamendy. All three projects cleared the applicable capacity auction in Fiscal 2023 and are expected to operate intermittently during peak periods of electricity demand and as back-up supply options when renewable electricity generation is limited. The completion of each power facility is expected to occur in the first half of Fiscal 2025.

Kilroot Power Station

In October 2021 and pursuant to the Kilroot Project, APC was contracted to construct a 2 x 330 MW natural gas-fired power plant in Carrickfergus that is near Belfast, Northern Ireland, in an existing structure that was initially designed to enclose coal-fired units.

As previously disclosed, there have been a number of challenges related to the Kilroot Project that have adversely impacted our ability to execute as expected, including supply chain delays, material changes to the project, the COVID-19 omicron outbreak, the war in Ukraine and extreme weather. In addition, unresolved variations and claims disrupted the execution of the project and harmed the cash flow of this project. On May 3, 2024, the project owner revoked the passes of our project and construction teams to the construction site. APC had delivered a notice of contract breach with a 14-day resolution period. The issues were not resolved and APC terminated the contract (see Note 7). We have recognized the estimated contract loss related to the Kilroot Project in the amount of approximately $12.7 million, of which $2.6 million was recorded during the three-month period ended April 30, 2024 and the remainder recorded in the prior fiscal year.

Subsequent to April 30, 2024, the letter of credit related to the Kilroot Project was drawn upon by the project owner for the full amount of $9.2 million (see Note 7 to the accompanying condensed consolidated financial statements). APC has significant unresolved contract variations and extension-of-time claims, among others, related to this project, and the project owner has asserted counterclaims that we dispute. APC will continue to pursue all of its rights under the contract, and will do so through legal means if necessary.

TRC Project Backlog

As of April 30, 2024, TRC’s project backlog was approximately $120 million as compared to $128 million on January 31, 2024. Despite generating $43.7 million in revenues during the quarter, the backlog moderately decreased by $7.9 million, demonstrating our successful business development efforts focused on securing larger industrial field service construction projects from both new and recurring clients.

Market Outlook

Natural Gas Power

The overall growth of our power business has been substantially based on the number of combined cycle gas-fired power plants built by us, as many coal-fired plants have been shut down in the U.S. In 2010, coal-fired power plants accounted for about 45% of net electricity generation in the U.S. For 2023, coal fueled approximately 17% of net electricity generation. It has been reported that the average age of the active plants in the coal-fired fleet approximates 45 years old with an average life span of 50 years; the last coal-fired power plant built in the U.S. was constructed in 2015. On the other hand, natural-gas fired power plants provided approximately 42% of the electricity generated by utility-scale power plants in the U.S. in 2023, representing an increase of 70% in the amount of electrical power generated by natural gas-fired power plants, which provided approximately 24% of net electricity generation in 2010.

In the reference case of its most recently published Annual Energy Outlook released in March 2023 (as would be customary, EIA did not publish a report in early 2024), the EIA projects that economic growth paired with increasing electrification in end-user sectors will result in notable growth of electricity demand in the U.S. through 2050. Declining capital costs for solar panels, wind turbines and battery storage, as well as government subsidies like those included in the Inflation Reduction Act of 2022 (the “IRA”), will result in renewables becoming increasingly cost effective compared with the alternatives when the costs of building new power capacity are considered. Renewables are increasingly meeting power demand through 2050 as they become more competitive with natural gas, coal and nuclear power.

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

However, the headwinds confronting a significant resurgence in the pace of planning new developments of gas-fired power plants are strong. Various cities, counties and states have adopted clean energy and carbon-free goals or objectives with achievement expected by a certain future date, typically 10 to 30 years out. These aspirational goals may increase the risk of a new power plant becoming a stranded asset before the end of its useful economic life, a risk that potential equity capital providers may be unwilling to take. Lenders, who have become more wary of funding fossil-fuel ventures as environmental, social and governance ideals influence financing decisions, may be generally unwilling to provide capital for energy projects to increase the domestic production and transmission of oil and natural gas. In addition, insurance underwriters may require oil and gas industry clients to implement plans to reduce methane emissions, and will not provide insurance coverage for oil and gas projects in government-protected conservation areas that do not allow for sustainable use.

Solar and Wind Power

The net amount of electricity generation in the U.S. provided by utility-scale solar photovoltaic and wind facilities continues to rise. Together, such power facilities provided approximately 12%, 13% and 15% of the net amount of electricity generated by utility-scale power facilities in 2021, 2022 and 2023, respectively. The EIA projects that new photovoltaic solar and wind capacity will continue to be added to the utility-scale power fleet in the U.S. at a brisk pace, attributable to declines in costs of renewable power plants and power storage, an increase in the scale of energy storage capacity (i.e., battery farms and other energy storage technologies), the availability of valuable tax credits, and the overall political commitment to renewable energy.

The surge in renewable energy is propelled by significant factors, including reductions in solar and onshore wind costs between 2009 and 2023, driven primarily by technological advancements. The EIA indicated that for 2024, of the approximately 62.8 gigawatts of new utility-scale electric-generating capacity that is planned to be added to U.S. power grids, approximately 71% will come from solar and wind facilities. However, challenges persist, notably in offshore wind sectors facing cost overruns and supply chain issues, resulting in major offshore wind projects being delayed or cancelled.

The Power Grid Transition

Throughout the U.S., the risk of electricity shortages grows as the retirement of traditional power plants outpaces their replacement by renewable energy and battery storage. The strain on power grids mounts as the U.S. makes the historic transition from conventional power plants fueled by coal and natural gas to renewable forms of energy. Electric-grid operators are warning that power-generating capacity is struggling to keep up with demand. The challenge is that solar and wind farms do not produce electricity at all times, and they need large batteries to store their output for later use.

PJM published a study in February 2023 that supported the growing concern that the reliability of power grids is being eroded by the rush to renewable power. Its research highlighted three trends that present increasing reliability risks due to a potential timing mismatch between load growth, resource retirements and the pace of new electricity generating plant additions. The study indicates that the growth rate of electricity demand in the PJM footprint is likely to increase from electrification (i.e., shifts to electric-powered automobiles, electric appliances, etc.) coupled with the proliferation of high-demand data centers in the region. Coal-fired and old gas-fired power generation facilities are being retired at a rapid pace, possibly creating the risk that such retirements may outpace the construction of new power-generating facilities as PJM’s interconnection queue includes primarily intermittent and limited-duration renewable energy resources. Given the operating characteristics of these types of facilities and the weather, PJM will need multiple megawatts of renewable power and accompanying battery storage, and improvements in the transmission network, to replace a single megawatt of thermal generation.

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

Nuclear Power

Over the last several decades, the number of operating nuclear reactors has declined. At the end of April 2024, the U.S. had 94 operating commercial nuclear reactors at 54 nuclear power plants in 28 states. The average age of these nuclear reactors is approximately 42 years old with most plants authorized to operate for another 20 years. Only four nuclear reactors have entered into commercial operation in the last thirty years. In July 2023 and April 2024, the Vogtle Units 3 and 4, respectively, entered into commercial operations. Suffering significant cost overruns—more than twice the initial estimates—and substantial delays, these units have caused the industry to shift focus to smaller, more economical designs.

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

In May 2023, the Biden administration proposed new rules for the Environmental Protection Agency (the “EPA”) that are intended to drastically reduce greenhouse gases from coal- and gas-fired power plants that officials admit will cost such plants billions of dollars to comply fully by 2042. The proposed rules provide plant owners flexibility to select methods for achieving emission reduction targets, which may include adopting carbon-capture technology or incorporating cleaner fuels like hydrogen. However, the technological readiness of carbon capture and hydrogen blending is still debated among industry leaders, citing concerns over commercial viability and compliance feasibility. Additionally, environmental groups and landowners have challenged plans to erect pipelines intended to transfer carbon emissions to storage locations. In April 2024, the EPA issued final rules that require coal-fired power plants that are expected to operate beyond 2039 to reduce their carbon emissions by 90% prior to 2032. For new gas-fired power plants, the rules require a sliding scale of carbon capture up to 90% based on the operational load of the individual power plant. Rules for existing natural gas power plants have been delayed until 2025 in response to concern that such rules could affect grid reliability.

In June 2023, President Biden signed a bill that raised the debt ceiling, which also included reforms for certain elements of the permitting process for energy projects. The bill imposes certain timelines for federal agencies to review and to approve elements of major energy projects and includes provisions designating a single agency to take the lead on the environmental review process. Such streamlining of the current permitting process for energy generating facilities could ease certain constraints on the power industry. The legislation also provided an approval of the Appalachian natural gas pipeline.

In May 2024, the Biden administration launched the Federal-State Modern Grid Deployment Initiative, a collaborative measure between the federal government and twenty-one states intended to prioritize efforts that support the adoption of modern grid solutions to expand grid capacity and build modern grid capabilities for both new and existing transmission and distribution lines.

Capacity Auctions

Many of our recently completed and awarded EPC service contracts relate to the construction of natural gas-fired power plants located within the Mid-Atlantic geographic footprint of PJM, which operates a capacity market to ensure long-term grid reliability by securing the appropriate amount of power supply resources needed to meet predicted future energy demands in its region. Capacity payments represent meaningful portions of the revenue streams of qualifying power plants.

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

Notable is Texas’ plan to add more gas-fired power capacity in the state, supported by a newly created energy fund. There was a May 31, 2024 deadline for projects to notify officials of their intent to apply for loans from the fund; filings representing more than 41 GW of new gas-fired generation were recorded.

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

The scramble for electricity, regardless of source, caused by the Russian invasion of Ukraine may have clarified that the 100% transition to renewable energy is in the distant future and has prompted, in part, renewed interest in not only carbon capture techniques, but carbon removal technologies as well. Carbon capture processes grab carbon from smokestacks and other sources of dense greenhouse gases, thereby reducing harmful emissions. Carbon-removal technologies are more demanding as they remove carbon out of the more diffuse open air in order to store it for centuries. Governments, including the U.S., are taking initial steps to boost this industry. The success of this industry could reduce the climate-change fear associated with natural gas-fired power plants. We intend to execute an “all-of-the-above” approach in pursuing the construction of future facilities that support the energy transition, which we see as a continuation of our historical commitment to building cleaner energy plants.

International Power Markets

The foregoing discussion in this “Market Outlook” has focused on the state of the domestic power market as the EPC services business of GPS historically provides the predominant portion of our revenues. However, overseas power markets may provide important new power construction opportunities for APC especially across Ireland and the U.K. For 2023, the percentage of net electricity generation fueled by natural gas in the islands of Ireland and Great Britain were approximately 45% and 32%, respectively.

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

Recently, the government of the U.K. expressed support for new gas-fired power plants to offset the remaining coal-fired plant retirement, the retirement of aging gas plants, and the intermittency of renewable energy plants. Prime Minister Rishi Sunak stated that he would not gamble with energy security despite U.K. plans to decarbonize the power system by 2035. His secretary of state for energy security echoed these sentiments with a speech in which she stated that she expected to warn of blackouts unless there is sufficient gas-fired capacity to provide back-up for intermittent renewables. Her comments also expressed hope that new gas plants will be accompanied with the potential ability to burn 100% hydrogen or be fitted with carbon capture and storage technologies. Of course, the recency of these pronouncements means that it is too soon to expect energy policy shifts or the announcement of plans for specific new gas-fired power plants in the U.K. Further, Mr. Sunak’s government is facing a strong challenge from the opposition party that is much more bullish on decarbonization. In fact, the dissolution of Parliament has been requested by the Prime Minister, and a general election has been scheduled for July 2024.

Nonetheless, APC is actively pursuing other new business opportunities in both the renewable and support sectors of power generation with its existing and new clients in both countries. Over the last three years, APC has increased its activities and currently has multiple projects under execution. GPS has been providing top management guidance and project management expertise to APC on its Shannonbridge Power Project and the ESB FlexGen Peaker Plants during this period. APC has also provided experienced resources to GPS on several of its EPC services contracts in the U.S.

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

Economic data supports our belief that TRC is ideally located in a leading manufacturing growth area of the U.S., which should continue to provide it with project opportunities going forward that will expand its business and industrial construction capabilities. The Dodge Construction Starts report for 2024 forecasts that total construction in the U.S. will increase by 7% in 2024, with a 16% increase in the manufacturing category. The FMI Construction Put-in-Place Forecast for 2024 predicts that construction activity in the manufacturing sector will increase by over 15% in 2024. Despite headwinds such as material price volatility and rising labor costs, skilled labor shortages, high interest rates and tighter lending standards, it is likely that 2024 will see a boost to construction associated with manufacturing, as well as the transportation and clean energy infrastructures, as funds from three key pieces of national legislation passed in 2021 and 2022 are expected to flow into the industry. These bills include the Infrastructure and Jobs Act, the IRA and the Creating Helpful Incentives to Produce Semiconductors Act, and they appear to be sustaining high construction industry confidence for 2024 and the future beyond.

Comparison of the Results of Operations for the Three Months Ended April 30, 2024 and 2023

We reported net income of $7.9 million, or $0.58 per diluted share, for the three months ended April 30, 2024. For the comparable period of the prior year, we reported net income of $2.1 million, or $0.16 per diluted share. The following schedule compares our operating results for the three months ended April 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended April 30,
	2024	2023	$ Change	% Change
REVENUES
Power industry services	$110,266	$70,176	$40,090	57.1%
Industrial construction services	43,699	30,307	13,392	44.2
Telecommunications infrastructure services	3,717	3,192	525	16.4
Revenues	157,682	103,675	54,007	52.1
COST OF REVENUES
Power industry services	98,992	60,335	38,657	64.1
Industrial construction services	37,879	26,562	11,317	42.6
Telecommunications infrastructure services	2,867	2,554	313	12.3
Cost of revenues	139,738	89,451	50,287	56.2
GROSS PROFIT	17,944	14,224	3,720	26.2
Selling, general and administrative expenses	11,425	10,591	834	7.9
INCOME FROM OPERATIONS	6,519	3,633	2,886	79.4
Other income (loss), net	4,794	(629)	5,423	NM
INCOME BEFORE INCOME TAXES	11,313	3,004	8,309	276.6
Income tax expense	3,431	895	2,536	283.4
NET INCOME	$7,882	$2,109	$5,773	273.7%

NM – not meaningful

Revenues

Consolidated revenues for the three months ended April 30, 2024 were $157.7 million, which represented an increase of $54.0 million, or 52.1%, from consolidated revenues of $103.7 million reported for the three months ended April 30, 2023. The overall improvement in revenues was due to increases in revenues between quarters for all three of our reportable segments, as presented in the table above.

Power Industry Services

The revenues of the power industry services segment, representing the businesses of GPS and APC, increased by 57.1%, or $40.1 million, to $110.3 million for the three months ended April 30, 2024 compared with revenues of $70.2 million for the three months ended April 30, 2023 as the quarterly construction activities increased for the Midwest Solar and Battery Projects, the Trumbull Energy Center and the Shannonbridge Power Project. The increase in revenues between quarters was partially offset by decreased construction activities associated with the Guernsey Power Station project and the Kilroot Project, as those projects have concluded and have been exited, respectively. The revenues of this business segment represented approximately 69.9% of consolidated revenues for the quarter ended April 30, 2024 and 67.7% of consolidated revenues for the corresponding prior year quarter.

The primary driver for this segment’s revenues for the three months ended April 30, 2023, were the construction of the Trumbull Energy Center, the Guernsey Power Station, the ESB FlexGen peaker plants and the Kilroot Project power facility.

Industrial Construction Services

The revenues of our industrial construction services segment, representing the business of TRC, increased by $13.4 million, or 44.2%, to $43.7 million for the three months ended April 30, 2024 compared to revenues of $30.3 million for the three months ended April 30, 2023 as the amounts of field services increased meaningfully between periods, partially offset by decreased supporting vessel fabrication work between periods. For the three months ended April 30, 2024 and 2023, the revenues of this segment represented 27.7% and 29.2% of consolidated revenues for the corresponding periods.

Telecommunications Infrastructure Services

The revenue results of this business segment, which represent the business of SMC, were $3.7 million for the three-month period ended April 30, 2024, an increase of $0.5 million, or 16.4%, from the amount of revenues earned during the three months ended April 30, 2023.

Cost of Revenues

With the increase in consolidated revenues for the three months ended April 30, 2024 compared with last year’s first quarter ended April 30, 2023, the consolidated cost of revenues also increased between the quarters. These costs were $139.7 million and $89.5 million for the three-month periods ended April 30, 2024 and 2023, respectively, representing an increase of approximately 56.2%.

For the three-month period ended April 30, 2024, we reported a consolidated gross profit of approximately $17.9 million, which represented an increase from the gross profit reported for the three-month period ended April 30, 2023 in the amount of $14.2 million.

Although, the gross profit percentage of corresponding consolidated revenues declined to 11.4% for the three-month ended April 30, 2024, from 13.7% of corresponding consolidated revenues in the comparable prior year period, the gross profit percentages increased at our industrial construction services segment and telecommunications segment. The decline in the gross profit percentage at our power industry services segment during the current period was primarily due to the unfavorable gross profit adjustment on the Kilroot Project in the amount of $2.6 million and also reflects the changing mix of projects and contract types. The effect of the contract loss was meaningfully offset for the current quarter by the profits earned on the performance of other projects by each of our four operating companies, including APC. The gross profit percentages of corresponding revenues for the power industry services, industrial construction services and the telecommunications infrastructure services segments were 10.2%, 13.3% and 22.9%, respectively, for the quarter ended April 30, 2024.

The gross profit percentages of corresponding revenues for the power industry services, industrial construction services and the telecommunications infrastructure services segments were 14.0%, 12.4% and 20.0%, respectively, for the quarter ended April 30, 2023.

Selling, General and Administrative Expenses

These costs were $11.4 million and $10.6 million for the three months ended April 30, 2024 and 2023, respectively, and represented 7.2% and 10.2% of corresponding consolidated revenues, respectively.

Other Income, Net

Other income, net, for the three months ended April 30, 2024 was $4.8 million, which reflected income earned during the period on funds invested in a money market account, CDs, U.S. Treasury notes and a U.S. corporate debt security in the total amount of approximately $4.5 million, as investment yields and average balances of invested funds are meaningfully higher this year.

Other loss, net, for the three months ended April 30, 2023 was $0.6 million, which reflected the wire-transfer fraud loss of approximately $3.0 million, partially offset by income earned during the period on invested funds in the total amount of approximately $2.4 million.

Income Taxes

We incurred income tax expense for the three months ended April 30, 2024 in the amount of approximately $3.4 million, which represents an effective income tax rate of 30.3%. This effective tax rate differs from the statutory federal tax rate of 21% due primarily to an unrecognized tax loss benefit for the current fiscal quarter and the typically unfavorable estimated effects of state income taxes and permanent differences. For the three months ended April 30, 2023, we reported income tax expense in the amount of approximately $0.9 million, which represented an effective tax rate of 29.8% for the period.

Net Income

For the three months ended April 30, 2024, our overall operating profit performance resulted in net income in the amount of $7.9 million, or $0.58 per diluted share. For the comparable period last year, we reported net income in the amount of $2.1 million, or $0.16 per dilutive share.

Liquidity and Capital Resources as of April 30, 2024

At April 30 and January 31, 2024, our balances of cash and cash equivalents were $207.7 million and $197.0 million, respectively, which represented an increase of $10.7 million.

The net amount of cash provided by operating activities for the three months ended April 30, 2024 was $17.7 million. Our net income for the three months ended April 30, 2024, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $14.1 million. The increase in the combined level of accounts payable and accrued expenses in the amount of $7.5 million represented a source of cash during the period. The increase in contract liabilities of $19.4 million represented a source of cash, primarily due to the net effect of the early phase of construction activities on a GPS project. The increase of accounts receivable of $12.6 million and other assets of $4.4 million represented a use of cash during the period.

During the three months ended April 30, 2024, our primary source of cash from investing activities was the net maturities of CDs issued by the Bank, in the amount of $22.5 million. We used $20.6 million, net of maturities, to invest in available-for-sale securities consisting of U.S. Treasury notes and a U.S. corporate debt security. We also used $3.3 million to fund our remaining capital contribution obligation to a solar energy project.

For the three months ended April 30, 2024, we used $5.1 million cash in financing activities, including $4.0 million used for the payment of regular cash dividends and $0.2 million to repurchase shares of common stock pursuant to our share repurchase program. We also used $0.9 million for share-based award settlements, which represented the net of payments of $2.4 million for withholding taxes reimbursed by shares of common stock and $1.5 million of proceeds from the exercise of stock options during the period. As of April 30, 2024, there were no restrictions with respect to intercompany payments between the holding company, GPS, TRC, APC and SMC.

During the three months ended April 30, 2023, our balance of cash and cash equivalents increased by a net amount of $22.0 million.

The net amount of cash used in operating activities for the three months ended April 30, 2023 was $1.2 million. Our net income for the three months ended April 30, 2023, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $5.4 million. The reduction in the balance of contract assets of $19.9 million, represented a source of cash and was primarily due to project retentions being moved to contract receivables as the Guernsey Power Station reached substantial completion during the period. The increase in contract liabilities of $15.0 million represented a source of cash, primarily due to the net effect of the early phase of construction activities on a GPS project and post peak phase of certain APC projects. The $10.6 million increase in contract receivables during the period represented a use of cash, primarily due to GPS and TRC project billings and the reclassification of project retentions related to the Guernsey Power Station. Reductions in the combined level of accounts payables and accrued expenses in the amount of $26.9 million and the increase of other assets of $4.1 million, represented uses of cash during the period as well.

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

At April 30, 2024, a portion of our balance of cash and cash equivalents was invested in CDs, U.S. Treasury notes, a U.S. corporate debt security, and a money market fund with most of its net assets invested in cash, U.S. Treasury obligations and repurchase agreements secured by U.S. government obligations. The major portion of our domestic operating bank account balances are maintained with the Bank. We do maintain certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of the operations of APC.

In order to monitor the actual and necessary levels of liquidity for our business, we focus on net liquidity, or working capital, in addition to our cash balances. During the three months ended April 30, 2024, our net liquidity increased by $1.8 million to $246.7 million from $244.9 million as of January 31, 2024, due primarily to our net income for the period, partially offset by the payment of cash dividends. As we have no debt service, as our fixed asset acquisitions in a reporting period are typically low, and as our net liquidity includes our short-term investments and available-for-sale investments, our levels of working capital are not subjected to the volatility that affects our levels of cash and cash equivalents.

On May 24, 2024, we executed with the Bank the New Credit Agreement. The New Credit Agreement supersedes the Expired Credit Agreement, as amended, that was executed on May 15, 2017 and expired on May 31, 2024, reduces the base lending commitment amount from $50.0 million to $35.0 million, increases the letter of credit fees to be consistent with current market conditions, and establishes the interest rate for revolving loans at SOFR plus 1.85%. In addition to the base commitment, the facility includes an accordion feature that allows for an additional commitment amount of $30.0 million, subject to certain conditions, that represents an increase from the $10.0 million accordion provided by the Expired Credit Agreement. We may use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business as defined in the New Credit Agreement. Further, on May 31, 2024, we completed the negotiation of a companion facility, in the amount of $25.0 million, pursuant to which APCL may cause the Bank’s European entity to issue letters of credit on its behalf (the “Master Issuance and Indemnity Agreement”) that will be secured by a blanket parent company guarantee issued by the Company to the Bank (the “Guarantee of Payment Agreement”).

Together, the New Credit Agreement, the companion facility, and the parent company guarantee are hereinafter referred to as the “Credit Facilities.” The Credit Facilities include customary terms, covenants and events of default for credit facilities of this size and nature. Despite the reduction in the base amount of the credit commitment provided by the New Credit Agreement, the increased accordion amount and the addition of the Master Issuance and Indemnity Agreement companion facility provide the Company with greater flexibility in managing its credit requirements, at a potentially lower overall cost.

At April 30, 2024 and January 31, 2024, we did not have any borrowings outstanding under the Expired Credit Agreement. However, the Bank had issued a letter of credit, in support of the activities of APC for the Kilroot Project, that was outstanding in the total amount of $9.2 million as of April 30, 2024. Subsequent to April 30, 2024, the project owner made a draw for the full amount of the letter of credit that is subject to the disputes between the parties. We immediately reimbursed the Bank for the amount of the draw from our cash reserves.

We have pledged the majority of the Company’s assets to secure our financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The New Credit Agreement requires that the Company comply with certain financial covenants at its fiscal year-end and at each fiscal quarter-end, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of April 30, 2024, we were in compliance with the covenants and other requirements of the New Credit Agreement that are similar to those that were included in the Expired Credit Agreement.

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

As of April 30, 2024, the estimated amounts of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, were approximately $0.4 billion. As of April 30, 2024, the outstanding amounts of bonds covering other risks, including contract retentions and warranty obligations related to completed activities, were approximately $16.0 million.

We have also provided a financial guarantee, subject to certain terms and conditions, up to the amount of $3.6 million to support certain project development efforts. An estimated loss related to this guarantee was recorded during the year ended January 31, 2022.

When sufficient information about claims related to performance on projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such losses. As our subsidiaries are wholly-owned, any actual liability related to contract performance is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. Any amounts that we may be required to pay in excess of the estimated costs to complete contracts in progress as of April 30, 2024 are not estimable.

In prior years, we made investments in limited liability companies that make equity investments in solar energy projects that are eligible to receive energy tax credits, for which we have received substantially all of the income tax benefits associated with those investments. In Fiscal 2024, we made an investment of approximately $5.1 million cash in a solar tax credit entity. During the three months ended April 30, 2024, we made the remaining $3.3 million of cash investment commitments related to this solar fund. It is likely that we will evaluate opportunities to make other solar energy investments of this type in the future.

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

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

The table following immediately below presents the determinations of EBITDA for the three months ended April 30, 2024 and 2023, respectively (amounts in thousands).

	Three Months Ended
	April 30,
	2024	2023
Net income, as reported	$7,882	$2,109
Income tax expense	3,431	895
Depreciation	480	547
Amortization of intangible assets	97	98
EBITDA	$11,890	$3,649

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

We consider the accounting policies related to revenue recognition on long-term construction contracts; income tax reporting; and the financial reporting associated with any significant claims or legal matters to be most critical to the understanding of our financial position and results of operations. An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report. During the three months ended April 30, 2024, there have been no material changes in the way we apply the critical accounting policies described therein.

Recently Issued Accounting Pronouncements

See Note 1 to the accompanying condensed consolidated financial statements for discussion on recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates; changes in foreign currency exchange rates; fluctuations in prices for commodities including steel products, copper, concrete and fuel; and global supply disruptions, among other market risks.

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

There have been no material changes to the Company’s market risks during the three months ended April 30, 2024. For a broader discussion of the Company’s exposure to market risks, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Annual Report”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of April 30, 2024. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to the Company and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure in the reports.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended April 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized management to spend up to $125 million for the repurchase of shares of our common stock in the open market or through investment banking institutions, privately-negotiated transactions, or direct purchases (the “Share Repurchase Plan”). The timing and amount of stock repurchase transactions will depend on market and business conditions, applicable legal and credit requirements and other corporate considerations. In accordance with the SEC’s Rule 10b5-1, and pursuant to the Share Repurchase Plan, we have allowed, and may in the future allow, the repurchase of our common stock during trading blackout periods by an investment banking firm or other institution agent acting on our behalf pursuant to predetermined parameters.

Information related to our share repurchases for the three months ended April 30, 2024 follows:

				Approximate Dollar
			Total Number of	Value of Shares That May Yet
			Shares Purchased as Part	Be Purchased under the
	Total Number of	Average Price per	of Publicly Announced	Plans or Programs
Period	Shares Repurchased	Share Paid	Plans or Programs	(Dollars in Thousands)
February 1 - 29, 2024	5,600	$44.87	5,600	$23,767
March 1 - 31, 2024	4,299	$49.97	—	$23,767
April 1 - 30, 2024	181,055	$60.90	—	$23,767
Total	190,954		5,600

For the month ended March 31, 2024, we accepted 4,299 shares of our common stock at the average price per share of $49.97 for the exercise price and/or tax withholding in connection with stock option exercises that occurred during the month. For the month ended April 30, 2024, we accepted 181,055 shares of our common stock at the average price per share of $60.90 for the exercise price and/or tax withholding in connection with stock option exercises and restricted stock unit settlements that occurred during the month.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

During the quarter ended April 30, 2024, no director or officer of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Title
3.1	Certificate of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on April 10, 2019.
3.2	Bylaws. Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on April 15, 2009.
10.1

Second Amended and Restated Replacement Credit Agreement, dated May 24, 2024, among Argan, Inc. and certain subsidiaries of Argan, Inc., as borrowers, and Bank of America, N.A., as the lender. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2024.

10.2

Master Issuance and Indemnity Agreement, dated May 31, 2024, between Atlantic Projects Company Limited and Bank of America, N.A. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2024.

10.3	Guarantee of Payment Agreement, dated May 24, 2024, between Argan, Inc. and Bank of America, N.A. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2024.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350. *
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350. *
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Label Linkbase.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase.
101.DEF	Inline XBRLTaxonomy Extension Definition Document.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*The certification is being furnished and shall not be considered filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

June 6, 2024	By:	/s/ David H. Watson
David H. Watson
President and Chief Executive Officer

June 6, 2024	By:	/s/ Richard H. Deily
Richard H. Deily
Senior Vice President, Chief Financial Officer,
Treasurer and Corporate Secretary