Form 10-Q
period 2024-07-31
ARGAN INC
filed 2024-09-05
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

July 31, 2024

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

Common stock, $0.15 par value: 13,499,650 shares as of August 30, 2024.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
REVENUES	$227,015	$141,349	$384,697	$245,024
Cost of revenues	195,910	117,607	335,648	207,058
GROSS PROFIT	31,105	23,742	49,049	37,966
Selling, general and administrative expenses	12,428	10,501	23,853	21,092
INCOME FROM OPERATIONS	18,677	13,241	25,196	16,874
Other income, net	5,604	4,118	10,398	3,489
INCOME BEFORE INCOME TAXES	24,281	17,359	35,594	20,363
Income tax expense	6,083	4,592	9,514	5,487
NET INCOME	18,198	12,767	26,080	14,876

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Foreign currency translation adjustments	(186)	(185)	(976)	255
Net unrealized gains (losses) on available-for-sale securities	1,459	(683)	490	(720)
COMPREHENSIVE INCOME	$19,471	$11,899	$25,594	$14,411

NET INCOME PER SHARE
Basic	$1.36	$0.95	$1.96	$1.11
Diluted	$1.31	$0.94	$1.90	$1.10

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	13,403	13,403	13,331	13,408
Diluted	13,880	13,542	13,727	13,544

CASH DIVIDENDS PER SHARE	$0.30	$0.25	$0.60	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	July 31,	January 31,
	2024	2024
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$232,685	$197,032
Investments	251,997	215,373
Accounts receivable, net	95,315	47,326
Contract assets	46,086	48,189
Other current assets	48,871	39,259
TOTAL CURRENT ASSETS	674,954	547,179
Property, plant and equipment, net	12,098	11,021
Goodwill	28,033	28,033
Intangible assets, net	2,022	2,217
Deferred taxes, net	1,637	2,259
Right-of-use and other assets	7,830	7,520
TOTAL ASSETS	$726,574	$598,229

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$99,693	$39,485
Accrued expenses	61,698	81,721
Contract liabilities	253,736	181,054
TOTAL CURRENT LIABILITIES	415,127	302,260
Noncurrent liabilities	3,379	5,030
TOTAL LIABILITIES	418,506	307,290

COMMITMENTS AND CONTINGENCIES (see Notes 8 and 9)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 15,828,289 shares issued; 13,497,550 and 13,242,520 shares outstanding at July 31, 2024 and January 31, 2024, respectively	2,374	2,374
Additional paid-in capital	165,902	164,183
Retained earnings	243,519	225,507
Less treasury stock, at cost – 2,330,739 and 2,585,769 shares at July 31, 2024 and January 31, 2024, respectively	(99,644)	(97,528)
Accumulated other comprehensive loss	(4,083)	(3,597)
TOTAL STOCKHOLDERS’ EQUITY	308,068	290,939
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$726,574	$598,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2024 AND 2023

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional			Accumulated Other
	Outstanding	Par	Paid-in	Retained	Treasury	Comprehensive	Total
	Shares	Value	Capital	Earnings	Stock	Loss	Equity
Balances, May 1, 2024	13,350,180	$2,374	$164,501	$229,364	$(97,728)	$(5,356)	$293,155
Net income	—	—	—	18,198	—	—	18,198
Foreign currency translation loss	—	—	—	—	—	(186)	(186)
Net unrealized gains on available-for-sale securities	—	—	—	—	—	1,459	1,459
Stock compensation expense	—	—	1,004	—	—	—	1,004
Stock option exercises and restricted stock unit settlements, net	147,370	—	397	—	(1,916)	—	(1,519)
Cash dividends	—	—	—	(4,043)	—	—	(4,043)
Balances, July 31, 2024	13,497,550	$2,374	$165,902	$243,519	$(99,644)	$(4,083)	$308,068

Balances, May 1, 2023	13,414,404	$2,374	$161,347	$206,584	$(89,883)	$(2,473)	$277,949
Net income	—	—	—	12,767	—	—	12,767
Foreign currency translation loss	—	—	—	—	—	(185)	(185)
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(683)	(683)
Stock compensation expense	—	—	1,184	—	—	—	1,184
Stock option exercises and restricted stock unit settlements	16,381	—	(208)	—	611	—	403
Common stock repurchases	(77,132)	—	—	—	(3,057)	—	(3,057)
Cash dividends	—	—	—	(3,342)	—	—	(3,342)
Balances, July 31, 2023	13,353,653	$2,374	$162,323	$216,009	$(92,329)	$(3,341)	$285,036

Balances, February 1, 2024	13,242,520	$2,374	$164,183	$225,507	$(97,528)	$(3,597)	$290,939
Net income	—	—	—	26,080	—	—	26,080
Foreign currency translation loss	—	—	—	—	—	(976)	(976)
Net unrealized gains on available-for-sale securities	—	—	—	—	—	490	490
Stock compensation expense	—	—	2,215	—	—	—	2,215
Stock option exercises and restricted stock unit settlements, net	260,630	—	(496)	—	(1,929)	—	(2,425)
Common stock repurchases	(5,600)	—	—	—	(187)	—	(187)
Cash dividends	—	—	—	(8,068)	—	—	(8,068)
Balances, July 31, 2024	13,497,550	$2,374	$165,902	$243,519	$(99,644)	$(4,083)	$308,068

Balances, February 1, 2023	13,441,590	$2,374	$162,208	$207,832	$(88,641)	$(2,876)	$280,897
Net income	—	—	—	14,876	—	—	14,876
Foreign currency translation gain	—	—	—	—	—	255	255
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(720)	(720)
Stock compensation expense	—	—	2,218	—	—	—	2,218
Stock option exercises and restricted stock unit settlements	81,851	—	(2,103)	—	3,050	—	947
Common stock repurchases	(169,788)	—	—	—	(6,738)	—	(6,738)
Cash dividends	—	—	—	(6,699)	—	—	(6,699)
Balances, July 31, 2023	13,353,653	$2,374	$162,323	$216,009	$(92,329)	$(3,341)	$285,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,080	$14,876
Adjustments to reconcile net income to net cash provided by operating activities
Changes in accrued interest on investments	2,716	(341)
Stock compensation expense	2,215	2,218
Lease expense	1,415	884
Depreciation	943	1,035
Deferred income tax expense (benefit)	469	(196)
Amortization of intangible assets	195	196
Other	995	162
Changes in operating assets and liabilities
Accounts receivable	(48,492)	5,600
Contract assets	2,103	4,031
Other assets	(10,661)	(5,176)
Accounts payable and accrued expenses	40,521	(8,931)
Contract liabilities	72,682	20,195
Net cash provided by operating activities	91,181	34,553

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(57,500)	(90,000)
Maturities of short-term investments	95,000	159,750
Purchases of available-for-sale securities	(85,309)	(60,261)
Maturities of available-for-sale securities	9,230	—
Purchases of property, plant and equipment	(2,671)	(1,031)
Investments in solar energy projects	(3,312)	—
Net cash (used in) provided by investing activities	(44,562)	8,458

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchases	(187)	(6,738)
Payments of cash dividends	(8,068)	(6,699)
Proceeds from share-based award settlements, net of withholding taxes paid	(2,425)	947
Net cash used in financing activities	(10,680)	(12,490)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(286)	331
NET INCREASE IN CASH AND CASH EQUIVALENTS	35,653	30,852
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	197,032	173,947
CASH AND CASH EQUIVALENTS, END OF PERIOD	$232,685	$204,799

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets obtained in exchange for lease obligations	$1,531	$665
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds	$9,138	$3,270
Cash paid for operating leases	$1,410	$888

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2024

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

The Company’s fiscal year ends on January 31 each year. The condensed consolidated balance sheet as of July 31, 2024, the condensed consolidated statements of earnings and stockholders’ equity for the three and six months ended July 31, 2024 and 2023, and the condensed consolidated statements of cash flows for the six months ended July 31, 2024 and 2023 are unaudited. The condensed consolidated balance sheet as of January 31, 2024 has been derived from audited consolidated financial statements. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto, and the independent registered public accounting firm’s report thereon, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (“Fiscal 2024”).

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary for a fair statement of the financial position of the Company as of July 31, 2024, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures by introducing key amendments to enhance disclosures in public entities’ reportable segments. Notable changes include the mandatory disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), disclosure of other segment items, and requirements for consistency in reporting measures used by the CODM. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the effects, if any, that the adoption of ASU 2023-07 may have on its financial position, results of operations, cash flows, or disclosures, but does not expect to experience significant changes to its financial statements from the implementation of this new standard.

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

NOTE 2 – REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenues

The following table presents consolidated revenues for the three and six months ended July 31, 2024 and 2023, disaggregated by the geographic area where the corresponding projects were located:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
United States	$195,249	$80,281	$319,580	$147,800
Republic of Ireland	28,167	48,075	57,058	70,656
United Kingdom	3,599	12,993	8,059	26,568
Consolidated Revenues	$227,015	$141,349	$384,697	$245,024

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

Contract Termination

For a project being performed by APC to construct a gas-fired power facility in Northern Ireland (the “Kilroot Project”), an estimated loss of approximately $12.8 million has been recognized, of which $2.8 million was recorded during the six-month period ended July 31, 2024 and the remainder recorded in the prior fiscal year.

APC provided 14 days’ notice to terminate as a result of project owner breaches of the contract. Those breaches were not resolved during that 14-day period, as a result of which the contract terminated on May 3, 2024. Subsequently, the project owner made a draw for the full amount of a $9.2 million irrevocable letter of credit, or on-demand performance bond, issued by the Company’s bank. The amount is included in accounts receivable as of July 31, 2024. This amount is now part of the open and disputed claims related to this project. APC and the Company believe the project owner initiated the draw without cause, and therefore, the amount should be refunded.

APC has significant billable receivables, unresolved contract variations and claims for extensions of time, among other issues, related to the Kilroot Project. The project owner has asserted counterclaims that APC disputes. APC will continue to pursue all of its rights under the contract, and will do so through legal means if necessary.

Contract Assets and Liabilities

The Company’s timing of revenue recognition may not be consistent with its rights to bill and collect cash from project owners and other customers. Most contracts require payments as the corresponding work progresses that are determined in the manner described therein. This can result in large contract liability or contract asset balances early in contract lives that decline over the terms of the corresponding contracts. During the six months ended July 31, 2024 and 2023, there were no unusual or one-time adjustments to these balances.

The Company recognized the following revenues that were included in the contract liabilities balances at the beginning of the respective period:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenues recognized from contract liabilities	$90,874	$64,735	$131,229	$86,958

Contract retentions are billed amounts which, pursuant to the terms of the applicable contract, are not paid by customers until a defined phase of a contract or project has been completed and accepted. These retained amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. The amounts retained by project owners and other customers under construction contracts at July 31, 2024 and January 31, 2024 were $19.0 million and $21.2 million, respectively.

Variable Consideration

Variable consideration includes unapproved change orders where the Company has project-owner directive for additional work or other scope changes, but has not yet obtained approval for the associated price or the corresponding additional effort. These amounts are included in the transaction price when it is considered probable that the applicable costs, including those for additional effort, will be recovered through a modification to the contract price. The Company also includes in the corresponding transaction price an estimate of the amount that it expects to receive from claims based on management’s judgment regarding all reasonably available information. At July 31, 2024 and January 31, 2024, the aggregate amounts of such contract variations, that primarily related to an overseas project, and that were included in the corresponding transaction prices pending customer approvals, were $11.7 million and $8.4 million, respectively.

Remaining Unsatisfied Performance Obligations (“RUPO”)

At July 31, 2024, the Company had RUPO of $1.0 billion. The largest portion of RUPO at any date usually relates to engineering, procurement and construction (“EPC”) service and other construction contracts with typical performance durations of one to three years. However, the length of certain significant construction projects may exceed three years. The Company estimates that approximately 42% of the RUPO amount at July 31, 2024 will be included in the amount of consolidated revenues that will be recognized during the remainder of the fiscal year ending January 31, 2025 (“Fiscal 2025”). Most of the remaining amount of the RUPO amount at July 31, 2024 is expected to be recognized in revenues during the fiscal years ending January 31, 2026 (“Fiscal 2026”) and January 31, 2027 (“Fiscal 2027”).

It is important to note that estimates may be changed in the future and that cancellations, deferrals, or scope adjustments may occur related to work included in the amount of RUPO. Accordingly, RUPO may be adjusted to reflect project delays and cancellations, revisions to project scope and cost and foreign currency exchange fluctuations, or to revise estimates, as effects become known. Such adjustments to RUPO may materially reduce future revenues below Company estimates.

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

At July 31, 2024 and January 31, 2024, certain amounts of cash equivalents were invested in a money market fund with net assets invested in high-quality money market instruments, including U.S. Treasury obligations; obligations of U.S. government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by such obligations. Dividend income related to money market investments is recorded when earned. The balances of accrued dividends at July 31, 2024 and January 31, 2024 were $0.6 million and $0.7 million, respectively.

Investments

The Company’s investments consisted of the following as of July 31, 2024 and January 31, 2024:

	July 31,	January 31,
	2024	2024
Short-term investments	$69,292	$109,489
Available-for-sale securities	182,705	105,884
Total investments	$251,997	$215,373

Short-Term Investments

Short-term investments as of July 31, 2024 and January 31, 2024 consisted solely of certificates of deposit (“CDs”) with initial maturities of one year or less purchased from Bank of America, N.A. (the “Bank”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest. The balances of accrued interest on the CDs at July 31, 2024 and January 31, 2024 were $1.8 million and $4.5 million, respectively. Interest income is recorded when earned and is included in other income. At July 31, 2024 and January 31, 2024, the weighted average annual interest rates of the outstanding CDs were 5.4%.

Available-For-Sale Securities

The Company’s available-for-sale (“AFS”) securities consisted of the following amounts of amortized cost, allowance for credit losses, gross unrealized gains and losses and estimated fair value by contractual maturity as of July 31, 2024 and January 31, 2024:

	July 31, 2024
		Allowance for	Gross	Gross	Estimated
	Amortized	Credit	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Losses	Value
U.S. Treasury notes:
Due within one year	$25,200	$—	$3	$94	$25,109
Due in one to three years	91,045	—	449	202	91,292
Due in three to five years	55,502	—	755	—	56,257
U.S. corporate debt security:
Due in one to three years	10,046	—	1	—	10,047
Totals	$181,793	$—	$1,208	$296	$182,705

	January 31, 2024
		Allowance for	Gross	Gross	Estimated
	Amortized	Credit	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Losses	Value
U.S. Treasury notes:
Due in one to three years	$96,217	$—	$568	$230	$96,555
U.S. corporate debt security:
Due in one to three years	9,406	—	—	77	9,329
Totals	$105,623	$—	$568	$307	$105,884

As of July 31, 2024 and January 31, 2024, interest receivable in the amounts of $1.6 million and $1.3 million, respectively, were included in the balances of AFS securities. For the three and six months ended July 31, 2024 and 2023, there were no sales of the Company’s AFS securities and, therefore, there were no amounts of gains or losses reclassified out of other comprehensive income into net income.

The Company does not believe the unrealized losses represent credit losses based on the evaluation of evidence as of July 31, 2024 and January 31, 2024, which includes an assessment of whether it is more likely than not the Company will be required to sell or intends to sell the investments before recovery of their corresponding amortized cost bases.

Earnings on Investments

Earnings on investments for the three and six months ended July 31, 2024 were $4.8 million and $9.3 million, respectively, and they were $3.3 million and $5.7 million for the three and six months ended July 31, 2023, respectively. Earnings on investments are included in other income, net, in the consolidated statements of earnings.

Concentration Risk

The Company has a substantial portion of its cash on deposit in the U.S. with the Bank or invested in CDs purchased from the Bank. In addition, the Company has cash invested in a money market fund at a separate institution. The Company also maintains certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of the operations of APC. As of July 31, 2024 and January 31, 2024, approximately 1% and 12%, respectively, of the Company’s cash and cash equivalents were held by financial institutions in Ireland and the U.K. Management does not believe that the combined amount of the CDs and the cash deposited with the Bank, cash invested in the money market fund, and cash balances maintained at financial institutions in Ireland and the U.K., in excess of government-insured levels, represent material risks.

NOTE 4 – FAIR VALUE MEASUREMENTS

The following table presents the Company’s financial instruments as of July 31, 2024 and January 31, 2024 that are measured and recorded at fair value on a recurring basis:

	July 31, 2024			January 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	Inputs	Inputs	Inputs	Inputs	Inputs	Inputs
Cash equivalents:
Money market fund	$144,956	$—	$—	$126,646	$—	$—
Available-for-sale securities:
U.S. Treasury notes	—	172,658	—	—	96,555	—
U.S. corporate debt security	—	10,047	—	—	9,329	—
Totals	$144,956	$182,705	$—	$126,646	$105,884	$—

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable include amounts that have been billed and amounts that are billable to customers. As of July 31, 2024, there were billable amounts related to an overseas project in the total amount of $23.9 million.

The Company may extend credit to a customer without requiring tangible collateral based on an evaluation of the customer’s financial condition and other factors. Customer payments on other construction, fabrication and field service contracts are generally due within 30 days of billing, depending on the negotiated terms of the corresponding contract. Exposure to losses on accounts and notes receivable is expected to differ due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and may establish an allowance for credit losses based on management’s estimate of the loss that is expected to occur over the remaining life of the particular financial asset. The amounts of the provision for credit losses for the three and six months ended July 31, 2024 was $0.5 million. The amount of the provision for credit losses for the three and six months ended July 31, 2023 were insignificant. The allowance for credit losses at July 31, 2024 and January 31, 2024 was $2.3 million and $1.8 million, respectively.

NOTE 6 – INTANGIBLE ASSETS

At both July 31, 2024 and January 31, 2024, the goodwill balances related primarily to the GPS and TRC reporting units, and were $18.5 million and $9.5 million, respectively. Management does not believe that any events or circumstances occurred or arose since January 31, 2024, that required an updated assessment of the goodwill balances of either the GPS or TRC reporting units.

The Company’s intangible assets, other than goodwill, relate primarily to the industrial construction services segment and consisted of the following as of July 31, 2024 and January 31, 2024:

		July 31, 2024			January 31, 2024
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Amounts	Amortization	Amounts	Amounts	Amortization	Amounts
Trade name	15 years	$4,499	$2,599	$1,900	$4,499	$2,450	$2,049
Customer relationships	10 years	916	794	122	916	748	168
Totals		$5,415	$3,393	$2,022	$5,415	$3,198	$2,217

The following is a schedule of future amounts of amortization related to purchased intangibles:

Amortization
Years Ending January 31,	Expense
2025 (remainder)	$196
2026	376
2027	300
2028	300
2029	300
Thereafter	550
Total	$2,022

NOTE 7 – FINANCING ARRANGEMENTS

On May 24, 2024, the Company and the Bank executed the Second Amended and Restated Replacement Credit Agreement with an expiration date May 31, 2027 (the “New Credit Agreement”). The New Credit Agreement supersedes the now expired credit agreement, as amended, that was executed on May 15, 2017 with an expiration date of May 31, 2024 (the “Expired Credit Agreement”), reduces the base lending commitment amount from $50.0 million to $35.0 million, increases the letter of credit fees to be consistent with current market conditions, and establishes the interest rate for revolving loans at the Secured Overnight Financing Rate (“SOFR”) plus 1.85%. In addition to the base commitment, the new facility includes an accordion feature that allows for an additional commitment amount of $30.0 million, subject to certain conditions, that represents an increase from the $10.0 million accordion provided by the Expired Credit Agreement. The Company may use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business as defined in the New Credit Agreement. Further, on May 31, 2024, the Company completed the negotiation of a companion facility, in the amount of $25.0 million, pursuant to which APC, the Company’s Irish subsidiary, may cause the Bank’s European entity to issue letters of credit on its behalf that will be secured by a blanket parent company guarantee issued by Argan to the Bank.

At July 31, 2024 and January 31, 2024, the Company did not have any borrowings outstanding under the New Credit Agreement and Expired Credit Agreement, respectively. At July 31, 2024, there were no outstanding letters of credit issued under the New Credit Agreement.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The New Credit Agreement requires that the Company comply with certain financial covenants at its fiscal year-end and at each fiscal quarter-end. The New Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of July 31, 2024, the Company was in compliance with the covenants and other requirements of the New Credit Agreement.

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

As of July 31, 2024, the estimated amounts of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, was approximately $0.3 billion. As of July 31, 2024, the outstanding amount of bonds covering other risks, including warranty obligations and contract payment retentions related to completed activities, was $19.9 million. Not all of our projects require bonding.

The Company also provided a financial guarantee, subject to certain terms and conditions, up to the amount of $3.6 million in support of business development efforts. An estimated loss related to this guarantee was recorded during the year ended January 31, 2022 (“Fiscal 2022”).

Warranties

The Company generally provides assurance-type warranties for work performed under its construction contracts. The warranties cover defects in equipment, materials, design or workmanship, and most warranty periods typically run from nine to twenty-four months after the completion of construction on a particular project. Because of the nature of the Company’s projects, including project owner inspections of the work both during construction and prior to substantial completion, the Company has not experienced material unexpected warranty costs in the past. Warranty costs are estimated based on experience with the type of work and any known risks relative to each completed project. The accruals of liabilities, which are established to cover estimated future assurance-type warranty costs, are recorded as the contracted work is performed, and they are included in the amounts of accrued expenses in the condensed consolidated balances sheets. The liability amounts may be periodically adjusted to reflect changes in the estimated size and number of expected warranty claims.

NOTE 9 – LEGAL CONTINGENCIES

In the normal course of business, the Company may have pending claims and legal proceedings. The Company maintains accrued expense balances for the estimated amounts of legal costs expected to be billed related to any significant matter. In the opinion of management, based on information available at this time, there were no current claims and proceedings that were expected to have a material adverse effect on the condensed consolidated financial statements as of July 31, 2024.

NOTE 10 – STOCK-BASED COMPENSATION

In June 2020, the Company’s stockholders approved the adoption of the 2020 Stock Plan (the “2020 Plan”). The 2020 Plan replaced the 2011 Stock Plan (the “2011 Plan”); the Company’s authority to make awards pursuant to the 2011 Plan expired on July 19, 2021. Together, the 2020 Plan and the 2011 Plan are hereinafter referred to as the “Stock Plans.” As of July 31, 2024, there were 1,540,667 shares of common stock reserved for issuance under the Stock Plans, which includes 488,799 shares of common stock available for future awards under the 2020 Plan.

Expense amounts related to stock awards were $1.0 million and $1.2 million for the three months ended July 31, 2024 and 2023, respectively. Expense amounts related to stock awards were $2.2 million and $2.2 million for the six months ended July 31, 2024 and 2023, respectively. At July 31, 2024, there was $6.8 million in unrecognized compensation cost related to outstanding stock awards that the Company expects to expense over the next three years.

Stock Options

A summary of stock option activity under the Stock Plans for the six months ended July 31, 2024 is presented below (shares in thousands):

			Weighted-	Weighted-
		Weighted-	Average	Average
		Average Exercise	Remaining	Grant-Date
		Price	Contractual	Fair Value
	Shares	Per Share	Term (years)	Per Share
Outstanding, February 1, 2024	1,365	$44.95	4.67	$10.43
Granted	6	$61.22
Exercised	(627)	$41.56
Forfeited	(4)	$60.07
Outstanding, July 31, 2024	740	$47.87	4.81	$10.93
Exercisable, July 31, 2024	669	$48.72	4.43	$11.24
Vested or expected to vest, July 31, 2024	740	$47.87	4.81	$10.93

The changes in the number of non-vested options to purchase shares of common stock for the six months ended July 31, 2024 is presented below (shares in thousands):

		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Non-vested, February 1, 2024	92	$7.85
Granted	6	$13.89
Vested	(27)	$8.63
Non-vested, July 31, 2024	71	$8.06

The total intrinsic value amounts related to the stock options exercised during the six months ended July 31, 2024 and 2023 were $17.1 million and $0.9 million, respectively. As of July 31, 2024, the aggregate market value of the underlying common stock outstanding and exercisable stock options that were “in-the-money” exceeded their aggregate exercise prices by $23.0 million and $20.2 million, respectively.

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

During the six months ended July 31, 2024, the Company awarded PRSUs covering a target of 5,000 shares of common stock. EPRSUs covering a target of 10,000 shares of common stock, RRSUs covering a target of 5,000 shares of common stock, TRSUs covering 39,050 shares of common stock, and 2,738 shares based on the amount of cash dividends deemed paid on shares were earned pursuant to the awards during the period. The number of shares of common stock to be issued under certain awards may exceed the number of target shares if certain performance goals are exceeded.

The changes in the maximum number of shares of common stock issuable pursuant to outstanding restricted stock units for the six months ended July 31, 2024, are presented below (shares in thousands):

		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Outstanding, February 1, 2024	348	$30.21
Granted	77	$42.07
Issued	(51)	$42.14
Forfeited	(62)	$26.13
Outstanding, July 31, 2024	312	$31.96

NOTE 11 – INCOME TAXES

The Company’s income tax amounts for the six months ended July 31, 2024 and 2023 differed from corresponding amounts computed by applying the federal corporate income tax rate of 21% to the income before income taxes for the periods as presented below:

	Six Months Ended July 31,
	2024	2023
Computed expected income tax expense	$7,475	$4,276
Difference resulting from:
State income taxes, net of federal tax effect	1,186	455
Unrecognized tax loss benefit	961	529
Excess executive compensation	404	400
Stock-based compensation windfall	(531)	(126)
Foreign tax rate differential	(240)	(643)
GILTI	—	505
Tax credits	—	(453)
Other permanent differences and adjustments, net	259	544
Income tax expense	$9,514	$5,487

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

Research and Development Tax Credits

During the year ended January 31, 2023 (“Fiscal 2023”), the Company filed amended federal income tax returns for Fiscal 2022 and for the year ended January 31, 2021 (“Fiscal 2021”) that included research and development tax credits in the total amount of $5.8 million, which was netted with a provision for uncertain tax return positions in the amount of $2.4 million. In May 2023, the Company received notification that these amended federal income tax returns were selected for examination. At July 31, 2024, the examination was in its early stages of documentation requests and review.

Income Tax Refunds

As of July 31, 2024 and January 31, 2024, the balances of other current assets in the condensed consolidated balance sheet included income tax refunds receivable and prepaid income taxes in the total amount of approximately $18.3 million. The income tax refunds included the amount expected to be received from the IRS upon its examination and approval of the

Company’s NOL carryback refund request and the completion of its examination of the amended tax returns for Fiscal 2022 and Fiscal 2021 as described above.

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

Solar Energy Projects

The Company holds equity investments in Solar Tax Credit (“STC”) investments. Primarily, the STC investments are structured as limited liability companies that invest in solar energy projects that are eligible to receive energy tax credits. During the six months ended July 31, 2024, the Company made investments of approximately $3.3 million in STC investments that were committed as of January 31, 2024. As of July 31, 2024, the Company had no remaining cash investment commitments related to its STC investments.

At July 31, 2024 and January 31, 2024, the investment accounts balances were $1.2 million and $2.1 million, respectively, which are included in right-of-use and other assets in the condensed consolidated balance sheets.

The Company has elected to use the proportional amortization method (“PAM”) for STC investments that qualify. Under PAM, an investment is amortized in proportion to the allocation of tax benefits received in each period, and the investment amortization and tax benefit amounts are presented net within income tax expense in the Company’s condensed consolidated statement of earnings. For the six months ended July 31, 2024, the Company recorded $0.7 million of investment amortization related to the STC investment that qualifies for PAM. For the three months ended July 31, 2024, the recorded amount of amortization related to this investment was not material. The amount of non-income tax-related activity and other returns related to this investment was not material for the three and six months ended July 31, 2024. During the six months ended July 31, 2023, the Company did not have any STC investments that qualified for PAM.

For the Company’s STC investments that do not qualify for PAM, the Company accounts for the investments using the equity method of accounting and includes income and losses related to the investment in other income in the Company’s condensed consolidated statements of earnings. For the three and six months ended July 31, 2024 and 2023, the Company’s share of activity from these STC investments was not material.

NOTE 12 – NET INCOME PER SHARE

Basic and diluted net income per share amounts are computed as follows (shares in thousands except in the notes):

	Three Months Ended July 31,
	2024	2023
Net income	$18,198	$12,767

Weighted average number of shares outstanding – basic	13,403	13,403
Effect of stock awards (1)	477	139
Weighted average number of shares outstanding – diluted	13,880	13,542

Net income per share
Basic	$1.36	$0.95
Diluted	$1.31	$0.94
(1)	For the three months ended July 31, 2024 and 2023, the weighted average numbers of shares determined on a dilutive basis exclude the effects of antidilutive stock options and restricted stock units covering an aggregate of 74,500 and 785,167 shares of common stock, respectively.

	Six Months Ended July 31,
	2024	2023
Net income	$26,080	$14,876

Weighted average number of shares outstanding – basic	13,331	13,408
Effect of stock awards (1)	396	136
Weighted average number of shares outstanding – diluted	13,727	13,544

Net income per share
Basic	$1.96	$1.11
Diluted	$1.90	$1.10
(1)	For the six months ended July 31, 2024 and 2023, the weighted average numbers of shares determined on a dilutive basis exclude the effects of antidilutive stock options and restricted stock units covering an aggregate of 209,250 and 818,501 shares of common stock, respectively.

NOTE 13 – STOCKHOLDERS’ EQUITY

During the six months ended July 31, 2024, the Company’s board of directors declared two regular quarterly cash dividends, each in the amount of $0.30 per share of common stock, which were paid to stockholders on April 22, 2024 and July 31, 2024. During the six months ended July 31, 2023, the Company’s board of directors declared two regular quarterly cash dividends, each in the amount of $0.25 per share of common stock, which were paid to stockholders on April 28, 2023 and July 31, 2023.

Pursuant to its established program and authorizations provided by Argan’s board of directors, the Company repurchased shares of its common stock during the six months ended July 31, 2024 and 2023 and added the shares to treasury stock. During these periods, the Company repurchased 5,600 shares and 169,788 shares of common stock, all on the open market, for aggregate prices of approximately $0.3 million, or $44.87 per share, and $6.7 million, or $39.45 per share, respectively.

For the six months ended July 31, 2024, the Company accepted 417,431 shares of common stock at the average price per share of $68.04 for the exercise price and/or tax withholding in connection with stock option exercises and other share-based award settlements. For the six months ended July 31, 2023, the Company did not accept any shares of common stock for such transactions. For the six months ended July 31, 2024 and 2023, the Company used 260,630 shares and 81,851 shares of treasury stock, respectively, to settle stock option exercises and other share-based awards.

NOTE 14 – CUSTOMER CONCENTRATIONS

The majority of the Company’s consolidated revenues relate to performance by the power industry services segment. The following schedule presents the percentage of consolidated revenues for each reportable business segment for the three and six months ended July 31, 2024:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Power industry services	76.5%	74.5%	73.8%	71.6%
Industrial construction services	21.9	23.2	24.3	25.7
Telecommunications infrastructure services	1.6	2.3	1.9	2.7

The Company’s most significant customer relationships for the three months ended July 31, 2024 included three power industry services customers, which accounted for 27%, 14% and 12% of consolidated revenues. The Company’s most significant customer relationships for the three months ended July 31, 2023 included three power industry services customers, which accounted for 21%, 20% and 12% of consolidated revenues. The Company’s most significant customer relationships for the six months ended July 31, 2024 included three power industry services customers, which accounted for 28%, 13% and 10% of consolidated revenues. The Company’s most significant customer relationships for the six months ended July 31, 2023 included three power industry services customers and one industrial construction services customer, which accounted for 19%, 17%, 11% and 11% of consolidated revenues.

The accounts receivable balances from three major customers represented 25%, 21% and 13% of the corresponding consolidated balance as of July 31, 2024. Accounts receivable balances from three major customers represented 16%, 14% and 14% of the corresponding consolidated balance as of January 31, 2024.

The contract asset balances associated with five major customers represented 16%, 16%, 13%, 11% and 11% of the corresponding consolidated balance as of July 31, 2024. The contract asset balances associated with two major customers represented 39% and 32% of the corresponding consolidated balance as of January 31, 2024.

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

Intersegment revenues and the related cost of revenues are netted against the corresponding amounts of the segment receiving the intersegment services. For the three and six months ended July 31, 2024, intersegment revenues were $1.4 million. For the three and six months ended July 31, 2023, intersegment revenues were not material.

Summarized below are certain operating results and financial position data of the Company’s reportable business segments for the three and six months ended July 31, 2024 and 2023. The “Other” column in each summary includes the Company’s corporate expenses.

Three Months Ended	Power	Industrial	Telecom
July 31, 2024	Services	Services	Services	Other	Totals
Revenues	$173,760	$49,642	$3,613	$—	$227,015
Cost of revenues	150,233	43,200	2,477	—	195,910
Gross profit	23,527	6,442	1,136	—	31,105
Selling, general and administrative expenses	7,192	1,965	669	2,602	12,428
Income (loss) from operations	16,335	4,477	467	(2,602)	18,677
Other income, net	4,707	—	3	894	5,604
Income (loss) before income taxes	$21,042	$4,477	$470	$(1,708)	24,281
Income tax expense					6,083
Net income					$18,198

Amortization of intangibles	$—	$98	$—	$—	$98
Depreciation	148	210	104	1	463
Property, plant and equipment additions	1,947	241	161	—	2,349

Current assets	$476,912	$55,175	$4,405	$138,462	$674,954
Current liabilities	384,477	27,817	1,331	1,502	415,127
Goodwill	18,476	9,467	90	—	28,033
Total assets	506,365	71,787	7,041	141,381	726,574

Three Months Ended	Power	Industrial	Telecom
July 31, 2023	Services	Services	Services	Other	Totals
Revenues	$105,345	$32,756	$3,248	$—	$141,349
Cost of revenues	87,094	28,076	2,437	—	117,607
Gross profit	18,251	4,680	811	—	23,742
Selling, general and administrative expenses	5,596	1,446	727	2,732	10,501
Income (loss) from operations	12,655	3,234	84	(2,732)	13,241
Other income (loss), net	3,607	—	(3)	514	4,118
Income (loss) before income taxes	$16,262	$3,234	$81	$(2,218)	17,359
Income tax expense					4,592
Net income					$12,767

Amortization of intangibles	$—	$98	$—	$—	$98
Depreciation	128	260	99	1	488
Property, plant and equipment additions	148	220	18	—	386

Current assets	$319,196	$45,590	$4,273	$86,073	$455,132
Current liabilities	183,405	28,996	1,717	1,488	215,606
Goodwill	18,476	9,467	90	—	28,033
Total assets	346,192	63,074	7,264	89,178	505,708

Six Months Ended	Power	Industrial	Telecom
July 31, 2024	Services	Services	Services	Other	Totals
Revenues	$284,026	$93,341	$7,330	$—	$384,697
Cost of revenues	249,225	81,079	5,344	—	335,648
Gross profit	34,801	12,262	1,986	—	49,049
Selling, general and administrative expenses	13,320	3,838	1,279	5,416	23,853
Income (loss) from operations	21,481	8,424	707	(5,416)	25,196
Other income, net	8,768	1	3	1,626	10,398
Income (loss) before income taxes	$30,249	$8,425	$710	$(3,790)	35,594
Income tax expense					9,514
Net income					$26,080

Amortization of intangibles	$—	$195	$—	$—	$195
Depreciation	285	455	201	2	943
Property, plant and equipment additions	2,219	273	179	—	2,671

Six Months Ended	Power	Industrial	Telecom
July 31, 2023	Services	Services	Services	Other	Totals
Revenues	$175,521	$63,063	$6,440	$—	$245,024
Cost of revenues	147,429	54,638	4,991	—	207,058
Gross profit	28,092	8,425	1,449	—	37,966
Selling, general and administrative expenses	11,310	2,906	1,430	5,446	21,092
Income (loss) from operations	16,782	5,519	19	(5,446)	16,874
Other income (loss), net	5,697	—	(3)	(2,205)	3,489
Income (loss) before income taxes	$22,479	$5,519	$16	$(7,651)	20,363
Income tax expense					5,487
Net income					$14,876

Amortization of intangibles	$—	$196	$—	$—	$196
Depreciation	256	564	213	2	1,035
Property, plant and equipment additions	537	476	18	—	1,031

NOTE 16 — SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Other current assets consisted of the following at July 31, 2024 and January 31, 2024:

	July 31,	January 31,
	2024	2024
Income tax refunds receivable and prepaid income taxes	$18,288	$18,267
Raw materials inventory	8,214	9,985
Prepaid expenses	8,268	6,035
Other	14,101	4,972
Total other current assets	$48,871	$39,259

Accrued expenses consisted of the following at July 31, 2024 and January 31, 2024:

	July 31,	January 31,
	2024	2024
Accrued project costs	$30,747	$49,135
Accrued compensation	18,015	21,206
Lease liabilities	3,696	2,726
Other	9,240	8,654
Total accrued expenses	$61,698	$81,721

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of July 31, 2024, and the results of their operations for the three and six month periods ended July 31, 2024 and 2023, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for Fiscal 2024 that was filed with the SEC on April 11, 2024 (the “Annual Report”).

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

Project Backlog

At July 31, 2024, our consolidated project backlog amount of $1.0 billion consisted substantially of the projects of the power industry services reporting segment. The comparable consolidated backlog amount as of January 31, 2024 was $0.8 billion. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects.

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

We are committed to the construction of state-of-the-art, natural gas-fired power plants, as important elements of our country’s electricity-generation mix now and in the future. This represents our core business. In addition, we have been directing meaningful business development efforts to winning projects primarily for the erection of utility-scale solar fields, but also wind farms, hydrogen-based energy projects, battery energy storage projects, and other industrial projects in order to diversify the sources of revenues. At July 31, 2024, approximately 55.0% of our project backlog related to renewable energy projects. For the three and six months ended July 31, 2024, the amounts of revenues earned by us and associated with renewable energy projects were 40.6% and 35.7%, respectively, of corresponding revenues for the power industry services segment. We have successfully completed alternative energy projects in the past and we have renewed efforts to obtain new work in sectors of the power market that will complement our natural gas-fired EPC services projects going forward.

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

Trumbull Energy Center

In October 2022, GPS added to project backlog the EPC services contract value of the Trumbull Energy Center, a 950 MW natural gas-fired power plant now under construction in Lordstown, Ohio (the “Trumbull Energy Center”). We received the full notice to proceed (“FNTP”) from the project owner, Clean Energy Future-Trumbull, LLC, in November 2022. This combined cycle power station will consist of two Siemens Energy SGT6-8000H gas-fired, high efficiency, combustion turbines with two heat recovery steam generators and a single steam turbine. Project completion is scheduled for early in the year ending January 31, 2027.

Louisiana LNG Facility

In June 2024, GPS entered into a subcontract and received FNTP with the installation of five 90 MW gas turbines for the dedicated supply of power to a liquified natural gas (“LNG”) facility in Louisiana. This project, led by GPS, will be a collaboration with TRC and APC. Project completion is scheduled for early in the year ending January 31, 2026.

405 MW Midwest Solar Project

In April 2024, GPS executed a LNTP with a customer to construct a utility-scale solar field in Illinois that will provide 405 MW of electrical power (the “405 MW Midwest Solar Project”). In August 2024, GPS received a full release for the activities on the EPC contract. The unique, multi-phased project includes solar-tracking panels that can be stowed by remote command for expected adverse weather events and will use pre-existing transmission and utility infrastructure from a nearby retired coal power plant. Project completion is scheduled for the first half of the fiscal year ending January 31, 2027.

Midwest Solar and Battery Projects

In August 2023, GPS executed LNTPs with a customer for three solar and battery projects in Illinois (the “Midwest Solar and Battery Projects”). Under the LNTPs, GPS commenced early engineering and design activities as well as procurement of major equipment for construction of state-of-the-art solar energy and battery energy storage facilities. Between January and early May 2024, GPS received FNTPs on all three of the solar and battery projects. The three projects will cumulatively represent 160 MW of electrical power and 22 MW of energy storage. For these projects, completion is expected in the last quarter of Fiscal 2025 through the first half of the fiscal year ending January 31, 2026.

Shannonbridge Power Project

APC entered into an EPC services contract with GE Vernova for the construction and commissioning of an open-cycle thermal power facility in County Offaly, Ireland, that has the capacity to generate approximately 264 MW of temporary emergency electrical power (the “Shannonbridge Power Project”). In August 2023, APC received the FNTP on this project. Substantial completion of this project, that is defined in the corresponding contract as system turnover for commissioning, occurred in March 2024.

ESB FlexGen Peaker Plants

In May 2022, APC entered into engineering and construction services contracts with the ESB to construct three 65 MW aero-derivative gas turbine flexible generation power plants in and around the city of Dublin, Ireland (“ESB FlexGen Peaker Plants”). Two of the power plants, the Poolbeg and Ringsend FlexGen Power Plants, are located on the Poolbeg Peninsula, and the Corduff FlexGen Power Plant is located in nearby Goddamendy. All three projects cleared the applicable capacity auction in Fiscal 2023 and are expected to operate intermittently during peak periods of electricity demand and as back-up supply options when renewable electricity generation is limited. The completion of each power facility is expected to occur in the second half of Fiscal 2025.

Kilroot Power Station

In October 2021 and pursuant to the Kilroot Project, APC was contracted to construct a 2 x 330 MW natural gas-fired power plant in Carrickfergus that is near Belfast, Northern Ireland, in an existing structure that was initially designed to enclose coal-fired units.

As previously disclosed, there have been a number of challenges related to the Kilroot Project that adversely impacted our ability to execute as expected, including supply chain delays, material changes to the project, the COVID-19 omicron outbreak, the war in Ukraine and extreme weather. In addition, unresolved variations and claims disrupted the execution of the project and harmed the cash flow of this project.

APC provided 14 days’ notice to terminate as a result of project owner breaches of the contract. Those breaches were not resolved during that 14-day period, as a result of which the contract terminated on May 3, 2024. Subsequently, the project owner made a draw for the full amount of a $9.2 million irrevocable letter of credit, or on-demand performance bond, issued by the Company’s bank. This amount is now part of the open and disputed claims related to this project because APC and the Company believe the project owner initiated the draw without cause and, therefore, the amount should be refunded. The amount is included in accounts receivable as of July 31, 2024. We have recognized the estimated contract loss related to the Kilroot Project in the amount of approximately $12.8 million, of which $2.8 million was recorded during the six-month period ended July 31, 2024 and the remainder recorded in the prior fiscal year. APC has significant unresolved contract variations and claims for extensions of time, among other issues, related to the Kilroot Project. The project owner has asserted counterclaims that APC disputes. APC will continue to pursue all of its rights under the contract, and will do so through legal means if necessary.

TRC Project Backlog

As of July 31, 2024, TRC’s project backlog was approximately $92 million as compared to $128 million on January 31, 2024. For the six months ended July 31, 2024 and 2023, TRC generated $93.3 million and $63.1 million in revenues, respectively. The increase in revenues for the current year from the comparative period highlights the results of our successful business development efforts with both new and recurring clients during Fiscal 2023 and Fiscal 2022, particularly in securing larger industrial field service construction projects. Despite the decrease in the amount of TRC’s project backlog during the current year, we are encouraged by the number and size of opportunities in our project pipeline, and we expect the TRC project backlog will increase next year.

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

In the reference case of its most recently published Annual Energy Outlook released in March 2023 (as would be customary, the U.S. Energy Information Administration (the “EIA”) did not publish a report in early 2024), the EIA projects that economic growth paired with increasing electrification in end-user sectors will result in notable growth of electricity demand in the U.S. through 2050. Declining capital costs for solar panels, wind turbines and battery storage, as well as government subsidies like those included in the Inflation Reduction Act of 2022 (the “IRA”), will result in renewables becoming increasingly cost effective compared with the alternatives when the costs of building new power capacity are considered. Renewables are increasingly meeting power demand through 2050 as they become more competitive with natural gas, coal and nuclear power.

There exist headwinds confronting a significant resurgence in the pace of planning new developments of gas-fired power plants. Various cities, counties and states have adopted clean energy and carbon-free goals or objectives with achievement expected by a certain future date, typically 10 to 30 years out. These aspirational goals may increase the risk of a new power plant becoming a stranded asset before the end of its useful economic life, a risk that potential equity capital providers may be unwilling to take. Lenders, who have become more wary of funding fossil-fuel ventures as environmental, social and governance ideals influence financing decisions, may be generally unwilling to provide capital for energy projects to increase the domestic production and transmission of oil and natural gas. In addition, insurance underwriters may require oil and gas industry clients to implement plans to reduce methane emissions, and will not provide insurance coverage for oil and gas projects in government-protected conservation areas that do not allow for sustainable use.

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

PJM Interconnection LLC (“PJM”) published a study in February 2023 that supported the growing concern that the reliability of power grids is being eroded by the rush to renewable power. The study indicates that the growth rate of electricity demand in the PJM footprint is likely to increase from electrification (i.e., shifts to electric-powered automobiles, electric appliances, etc.) coupled with the proliferation of high-demand data centers in the region. Coal-fired and old gas-fired power generation facilities are being retired at a rapid pace, possibly creating the risk that such retirements may outpace the construction of new power-generating facilities as PJM’s interconnection queue includes primarily intermittent and limited-duration renewable energy resources (see the discussion in the Capacity Auctions section below). Given the operating characteristics of these types of facilities and the weather, PJM will need multiple megawatts of renewable power and accompanying battery storage, and improvements in the transmission network, to replace a single megawatt of thermal generation.

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

Nuclear Power

Over the last several decades, the number of operating nuclear reactors has declined. At the end of April 2024, the U.S. had 94 operating commercial nuclear reactors at 54 nuclear power plants in 28 states. The average age of these nuclear reactors is approximately 42 years old with most plants authorized to operate for another 20 years. Only four nuclear reactors have entered into commercial operation in the last thirty years, the most recent being the Vogtle Units 3 and 4, which entered into commercial operations in July 2023 and April 2024, respectively. Suffering significant cost overruns—more than twice the initial estimates—and substantial delays, the Vogtle units have caused the industry to shift focus to smaller, more economical designs.

In July 2024, President Biden signed legislation that attempts to streamline the permitting process for new reactor designs and reduce fees for companies seeking to license advanced reactor technologies. The deployment of small modular reactors could mean lower construction and electricity costs through the use of simpler power plant designs, standardized components and passive safety measures. Such plants could be built in less time than larger plants, utilize less space and represent a viable choice for reliable power to offset the intermittencies of renewable power sources. The increase by the U.S. in its use of nuclear power for electricity generation could have unfavorable effects on the demand for new natural gas-fired and additional renewable energy facilities in the future, but the increase could provide balance-of-plant construction opportunities for GPS.

The Regulatory Landscape

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

Capacity Auctions

Many of our recently completed and awarded EPC service contracts relate to the construction of natural gas-fired power plants located within the Mid-Atlantic geographic footprint of PJM, which operates a capacity market to ensure long-term grid reliability by securing the appropriate amount of power supply resources needed to meet predicted future energy demands in its region. Capacity payments by PJM represent meaningful portions of the revenue streams of qualifying power plants.

Beginning in 2021, annual capacity auctions suffered delays that, once held, resulted in lower prices than previous auctions. The results for the most recent auction that was delayed until July 2024 for the 2025/2026 delivery year, represent a reversal of the unfavorable trend. The auction resulted in a price of approximately $269.92/MW-day for most of the PJM region, whereas the previous auction produced a price of $28.92/MW-day. The significant increase in price was mainly driven by planned power generator retirements coupled with forecasted increases in peak power loads, indicating the market’s anticipation of a mismatch between the ability of the current grid to supply the growing demand for power. The next capacity auction, to be held for the 2026/2027 delivery year, is scheduled for December 2024.

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

International Power Markets

The foregoing discussion in this “Market Outlook” has focused on the state of the domestic power market as the EPC services business of GPS historically provides the predominant portion of our revenues. However, overseas power markets may provide important new power construction opportunities for APC, especially across Ireland and the U.K.

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

Whereas in the U.K., prior to the elections in July 2024, the government had expressed support for new gas-fired power plants to offset the retirement of coal-fired plants, the retirement of aging gas plants, and the intermittency of renewable energy plants. However, with the general election in July 2024, the Labour Party, led by Prime Minister Keri Starmer, has since shifted focus toward accelerating the transition to renewable energy while still acknowledging the role of gas as a transitional fuel.

APC is actively pursuing business opportunities in both the renewable and support sectors of power generation with its existing and new clients. In addition, GPS has been providing top management guidance and project management expertise to APC. APC has also provided experienced resources to GPS on several of its EPC services contracts in the U.S. More recently, APC has begun a comprehensive operational review, in collaboration with GPS, to enhance project management processes.

Industrial Construction Services Outlook

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

Economic data supports our belief that TRC is ideally located in a leading manufacturing growth area of the U.S., which should continue to provide it with project opportunities going forward that will expand its business and industrial construction capabilities. The Dodge Construction Starts report for 2024 forecasts that total construction in the U.S. will increase by 7% in 2024, with a 16% increase in the manufacturing category. Released in July 2024, the FMI Construction Put-in-Place Forecast for 2024 predicts that construction activity in the manufacturing sector will increase by over 21% in 2024. Despite headwinds such as material price volatility and rising labor costs, skilled labor shortages, high interest rates and tighter lending standards, it is likely that 2024 will see a boost to construction associated with manufacturing, as well as the transportation and clean energy infrastructures, as funds from three key pieces of national legislation passed in 2021 and 2022 are expected to flow into the industry. These bills include the Infrastructure and Jobs Act, the IRA and the Creating Helpful Incentives to Produce Semiconductors Act, and they appear to be sustaining high construction industry confidence for 2024 and the future beyond.

Comparison of the Results of Operations for the Three Months Ended July 31, 2024 and 2023

The following schedule compares our operating results for the three months ended July 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended July 31,
	2024	2023	$ Change	% Change
REVENUES
Power industry services	$173,760	$105,345	$68,415	64.9%
Industrial construction services	49,642	32,756	16,886	51.6
Telecommunications infrastructure services	3,613	3,248	365	11.2
Revenues	227,015	141,349	85,666	60.6
COST OF REVENUES
Power industry services	150,233	87,094	63,139	72.5
Industrial construction services	43,200	28,076	15,124	53.9
Telecommunications infrastructure services	2,477	2,437	40	1.6
Cost of revenues	195,910	117,607	78,303	66.6
GROSS PROFIT	31,105	23,742	7,363	31.0
Selling, general and administrative expenses	12,428	10,501	1,927	18.4
INCOME FROM OPERATIONS	18,677	13,241	5,436	41.1
Other income, net	5,604	4,118	1,486	36.1
INCOME BEFORE INCOME TAXES	24,281	17,359	6,922	39.9
Income tax expense	6,083	4,592	1,491	32.5
NET INCOME	$18,198	$12,767	$5,431	42.5%

Revenues

Consolidated revenues for the three months ended July 31, 2024 were $227.0 million, which represented an increase of $85.7 million, or 60.6%, from consolidated revenues of $141.3 million reported for the three months ended July 31, 2023. The overall improvement in revenues was due to increases in revenues between quarters for all three of our reportable segments, as presented in the table above.

Power Industry Services

The revenues of the power industry services segment, representing the businesses of GPS and APC, increased by 64.9%, or $68.4 million, to $173.8 million for the three months ended July 31, 2024 compared with revenues of $105.3 million for the three months ended July 31, 2023 as the quarterly construction activities increased for the Midwest Solar and Battery Projects, the Trumbull Energy Center, the 405 MW Midwest Solar Project and the Louisiana LNG Facility. The increase in revenues between quarters was partially offset by decreased construction activities associated with the Guernsey Power Station project, the Shannonbridge Power Project, the ESB FlexGen Peaker Plants and the Kilroot Project, as those projects have concluded or are nearly complete. These projects were the primary drivers of the revenues for this segment for the three-month period ended July 31, 2023. The revenues of this business segment represented approximately 76.5% of consolidated revenues for the quarter ended July 31, 2024 and 74.5% of consolidated revenues for the corresponding prior year quarter.

The primary driver for this segment’s revenues for the three months ended July 31, 2023, were the construction of the Trumbull Energy Center, Shannonbridge Power Project, the ESB FlexGen Peaker plants and the Kilroot Project.

Industrial Construction Services

The revenues of our industrial construction services segment, representing the business of TRC, increased by $16.9 million, or 51.6%, to $49.6 million for the three months ended July 31, 2024 compared to revenues of $32.8 million for the three months ended July 31, 2023 as the amounts of field services increased meaningfully between periods, partially offset by decreased supporting vessel fabrication work between periods. For the three months ended July 31, 2024 and 2023, the revenues of this segment represented 21.9% and 23.2% of consolidated revenues for the corresponding periods.

Telecommunications Infrastructure Services

The revenue results of this business segment, which represent the business of SMC, were $3.6 million for the three-month period ended July 31, 2024, an increase of $0.4 million, or 11.2%, from the amount of revenues earned during the three months ended July 31, 2023.

Cost of Revenues

With the increase in consolidated revenues for the three months ended July 31, 2024 compared with last year’s second quarter ended July 31, 2023, the consolidated cost of revenues also increased between the quarters. These costs were $195.9 million and $117.6 million for the three-month periods ended July 31, 2024 and 2023, respectively, representing an increase of approximately 66.6%.

For the three-month period ended July 31, 2024, we reported a consolidated gross profit of approximately $31.1 million, which represented an increase from the gross profit reported for the three-month period ended July 31, 2023 in the amount of $23.7 million.

The gross profit percentage of corresponding consolidated revenues declined to 13.7% for the three-month ended July 31, 2024, from 16.8% of corresponding consolidated revenues in the comparable prior year period. The decline in the gross profit percentage during the current period was primarily due to the changing mix of projects and contract types. The gross profit percentages of corresponding revenues for the power industry services, industrial construction services and the telecommunications infrastructure services segments were 13.5%, 13.0% and 31.4%, respectively, for the quarter ended July 31, 2024.

The gross profit percentages of corresponding revenues for the power industry services, industrial construction services and the telecommunications infrastructure services segments were 17.3%, 14.3% and 25.0%, respectively, for the quarter ended July 31, 2023.

Selling, General and Administrative Expenses

These costs were $12.4 million and $10.5 million for the three months ended July 31, 2024 and 2023, respectively, and represented 5.5% and 7.4% of corresponding consolidated revenues, respectively.

Other Income, Net

Other income, net, for the three months ended July 31, 2024 was $5.6 million, which reflected income earned during the period on investments in the total amount of approximately $4.8 million, as the weighted average balances of investments are meaningfully higher this year.

Other income, net, for the three months ended July 31, 2023 was $4.1 million, which reflected primarily income earned during the period on investments in the total amount of approximately $3.3 million.

Income Taxes

We incurred income tax expense for the three months ended July 31, 2024 in the amount of approximately $6.1 million, which represents an effective income tax rate of 25.1%. This effective tax rate differs from the statutory federal tax rate of 21% due primarily to the typically unfavorable estimated effects of state income taxes and permanent differences. For the three months ended July 31, 2023, we reported income tax expense in the amount of approximately $4.6 million, which represented an effective tax rate of 26.5% for the period.

Net Income

For the three months ended July 31, 2024, our overall operating profit performance resulted in net income in the amount of $18.2 million, or $1.31 per diluted share. For the comparable period last year, we reported net income in the amount of $12.8 million, or $0.94 per diluted share.

Comparison of the Results of Operations for the Six Months Ended July 31, 2024 and 2023

The following schedule compares our operating results for the six months ended July 31, 2024 and 2023 (dollars in thousands):

	Six Months Ended July 31,
	2024	2023	$ Change	% Change
REVENUES
Power industry services	$284,026	$175,521	$108,505	61.8%
Industrial construction services	93,341	63,063	30,278	48.0
Telecommunications infrastructure services	7,330	6,440	890	13.8
Revenues	384,697	245,024	139,673	57.0
COST OF REVENUES
Power industry services	249,225	147,429	101,796	69.0
Industrial construction services	81,079	54,638	26,441	48.4
Telecommunications infrastructure services	5,344	4,991	353	7.1
Cost of revenues	335,648	207,058	128,590	62.1
GROSS PROFIT	49,049	37,966	11,083	29.2
Selling, general and administrative expenses	23,853	21,092	2,761	13.1
INCOME FROM OPERATIONS	25,196	16,874	8,322	49.3
Other income, net	10,398	3,489	6,909	198.0
INCOME BEFORE INCOME TAXES	35,594	20,363	15,231	74.8
Income tax expense	9,514	5,487	4,027	73.4
NET INCOME	$26,080	$14,876	$11,204	75.3%

Revenues

Consolidated revenues for the six months ended July 31, 2024 were $384.7 million, which represented an increase of $139.7 million, or 57.0%, from consolidated revenues of $245.0 million reported for the six months ended July 31, 2023. The overall improvement in revenues was due to increases in revenues for all three of our reportable segments, as presented in the table above.

Power Industry Services

The revenues of the power industry services segment, representing the businesses of GPS and APC, increased by 61.8%, or $108.5 million, to $284.0 million for the six months ended July 31, 2024 compared with revenues of $175.5 million for the six months ended July 31, 2023 as the construction activities increased for the Midwest Solar and Battery Projects, the Trumbull Energy Center, 405 MW Midwest Solar Project and the Louisiana LNG Facility. The increase in revenues between quarters was partially offset by decreased construction activities associated with the Guernsey Power Station project, the ESB FlexGen Peaker Plants and the Kilroot Project, as those projects have concluded or are nearly complete.  The revenues of this business segment represented approximately 73.8% of consolidated revenues for the six months ended July 31, 2024 and 71.6% of consolidated revenues for the six months ended July 31, 2023.

The primary driver for this segment’s revenues for the six months ended July 31, 2023, were the construction activities of the Trumbull Energy Center, the ESB FlexGen Peaker Plants and the Kilroot Project.

Industrial Construction Services

The revenues of our industrial construction services segment, representing the business of TRC, increased by $30.3 million, or 48.0%, to $93.3 million for the six months ended July 31, 2024 compared to revenues of $63.1 million for the six months ended July 31, 2023 as the amounts of field services increased meaningfully between periods, partially offset by decreased supporting vessel fabrication work between periods. For the six months ended July 31, 2024 and 2023, the revenues of this segment represented 24.3% and 25.7% of consolidated revenues for the corresponding periods.

Telecommunications Infrastructure Services

The revenue results of this business segment, which represent the business of SMC, were $7.3 million for the six-month period ended July 31, 2024, an increase of $0.9 million, or 13.8%, from the amount of revenues earned during the six months ended July 31, 2023.

Cost of Revenues

With the increase in consolidated revenues for the six months ended July 31, 2024 compared with the six months ended July 31, 2023, the consolidated cost of revenues also increased between the quarters. These costs were $335.6 million and $207.1 million for the six-month periods ended July 31, 2024 and 2023, respectively, representing an increase of approximately 62.1%.

For the six-month period ended July 31, 2024, we reported a consolidated gross profit of approximately $49.0 million, which represented a gross profit percentage of approximately 12.8% of corresponding consolidated revenues. For the six-month period ended July 31, 2023, we reported a consolidated gross profit of approximately $38.0 million, which represented a gross profit percentage of approximately 15.5% of corresponding consolidated revenues. The gross profit percentage decreased between periods primarily due to the changing mix of projects and contract types and the unfavorable profit adjustments on the Kilroot Project recorded during the current year in the amount of $2.8 million. The gross profit percentages of corresponding revenues for the power industry services, industrial construction services and the telecommunications infrastructure services segments were 12.3%, 13.1% and 27.1%, respectively, for the six months ended July 31, 2024.

The gross profit percentages of corresponding revenues for the power industry services, industrial construction services and the telecommunications infrastructure services segments were 16.0%, 13.4% and 22.5%, respectively, for the six months ended July 31, 2023.

Selling, General and Administrative Expenses

These costs were $23.9 million and $21.1 million for the six months ended July 31, 2024 and 2023, respectively, and represented 6.2% and 8.6% of corresponding consolidated revenues, respectively.

Other Income, Net

Other income, net, for the six months ended July 31, 2024 was $10.4 million, which reflected income earned during the period on investments in the total amount of approximately $9.3 million, as the weighted average balances of investments are meaningfully higher this year.

Other income, net, for the six months ended July 31, 2023 was $3.5 million, which reflected income earned during the period on investments in the total amount of approximately $5.7 million, partially offset by the wire-transfer fraud loss of $3.0 million that occurred in the first quarter of Fiscal 2024.

Income Taxes

We incurred income tax expense for the six months ended July 31, 2024 in the amount of approximately $9.5 million, which represents an effective income tax rate of 26.7%. This effective tax rate differs from the statutory federal tax rate of 21% due primarily to the unrecognized benefit of the net operating loss incurred by the subsidiary of APC located in the U.K. for the six months ended July 31, 2024 and the typically unfavorable estimated effects of state income taxes and permanent differences. For the six months ended July 31, 2023, we reported income tax expense in the amount of approximately $5.5 million, which represented an effective tax rate of 26.9% for the period.

Net Income

For the six months ended July 31, 2024, our overall operating profit performance resulted in net income in the amount of $26.1 million, or $1.90 per diluted share. For the comparable period last year, we reported net income in the amount of $14.9 million, or $1.10 per diluted share.

Liquidity and Capital Resources as of July 31, 2024

At July 31 and January 31, 2024, our balances of cash and cash equivalents were $232.7 million and $197.0 million, respectively, which represented an increase of $35.7 million during the current fiscal year.

The net amount of cash provided by operating activities for the six months ended July 31, 2024 was $91.2 million. Our net income for the six months ended July 31, 2024, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $35.0 million. The temporary increase in contract liabilities of $72.7 million represented a source of cash, primarily due to the net effect of the early phase of construction activities on certain GPS projects. The increase in the combined level of accounts payable and accrued expenses in the amount of $40.5 million represented a meaningful source of cash during the period. The decrease in contract assets of $2.1 million also represented a source of cash during the period. The increase of accounts receivable in the amount of $48.5 million represented a use of cash during the period, primarily due to the increase in revenues during the period, but also related to the Kilroot Project. The increase of other assets of $10.7 million also represented a use of cash during the period.

During the six months ended July 31, 2024, our primary source of cash from investing activities was the net maturities of CDs issued by the Bank, in the amount of $37.5 million. We used $76.1 million, net of maturities, to invest in available-for-sale securities consisting of U.S. Treasury notes and a U.S. corporate debt security. We also used $3.3 million to fund our remaining capital contribution obligation to a solar energy project and $2.7 million for the purchases of property, plant and equipment.

For the six months ended July 31, 2024, we used $10.7 million cash in financing activities, including $8.1 million used for the payment of regular cash dividends and $0.2 million to repurchase shares of common stock pursuant to our share repurchase program. We also used $2.4 million for share-based award settlements, which represented the net of payments of $6.9 million for withholding taxes reimbursed by shares of common stock and $4.6 million of proceeds from the exercise of stock options during the period. As of July 31, 2024, there were no restrictions with respect to intercompany payments between the holding company, GPS, TRC, APC and SMC.

At July 31, 2024, a portion of our balance of cash and cash equivalents was invested in a money market fund with most of its net assets invested in cash, U.S. Treasury notes and repurchase agreements secured by U.S. government obligations. The major portion of our domestic operating bank account balances are maintained with the Bank. We do maintain certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of the operations of APC. Other investments of our available cash, which totaled approximately $252 million as of July 31, 2024, are classified as current assets and include CDs, U.S. Treasury notes and a corporate debt security.

In order to monitor the actual and necessary levels of liquidity for our business, we focus on net liquidity, or working capital, in addition to our cash balances. During the six months ended July 31, 2024, our net liquidity increased by $14.9 million to $259.8 million from $244.9 million as of January 31, 2024, due primarily to our net income for the period, partially offset by the payment of cash dividends. As we have no debt service, as our fixed asset acquisitions in a reporting period are typically low, and as our net liquidity includes our short-term investments and available-for-sale investments, our levels of working capital are not subjected to the volatility that affects our levels of cash and cash equivalents.

On May 24, 2024, we executed a New Credit Agreement with the Bank, which supersedes the Expired Credit Agreement, as amended, that was executed on May 15, 2017 and expired on May 31, 2024. The New Credit Agreement reduces the base lending commitment amount from $50.0 million to $35.0 million, increases the letter of credit fees to be consistent with current market conditions, and establishes the interest rate for revolving loans at SOFR plus 1.85%. In addition to the base commitment, the facility includes an accordion feature that allows for an additional commitment amount of $30.0 million, subject to certain conditions, that represents an increase from the $10.0 million accordion provided by the Expired Credit Agreement. We may use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business as defined in the New Credit Agreement. Further, on May 31, 2024, we completed the negotiation of a companion facility, in the amount of $25.0 million, pursuant to which APCL may cause the Bank’s

European entity to issue letters of credit on its behalf (the “Master Issuance and Indemnity Agreement”) that will be secured by a blanket parent company guarantee issued by the Company to the Bank.

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

At July 31, 2024 and January 31, 2024, we did not have any borrowings outstanding under the New Credit Agreement and Expired Credit Agreement, respectively. At July 31, 2024, there were no outstanding letters of credit issued under the New Credit Agreement.

We have pledged the majority of the Company’s assets to secure our financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The New Credit Agreement requires that the Company comply with certain financial covenants at its fiscal year-end and at each fiscal quarter-end. The New Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of July 31, 2024, we were in compliance with the covenants and other requirements of the New Credit Agreement.

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

As of July 31, 2024, the estimated amounts of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, was approximately $0.3 billion. As of July 31, 2024, the outstanding amount of bonds covering other risks, including warranty obligations and contract payment retentions related to completed activities was $19.9 million.

We have also provided a financial guarantee, subject to certain terms and conditions, up to the amount of $3.6 million in support business development efforts. An estimated loss related to this guarantee was recorded during the year ended January 31, 2022.

In prior years, we made investments in limited liability companies that make equity investments in solar energy projects that are eligible to receive energy tax credits, for which we have received substantially all of the income tax benefits associated with those investments. In Fiscal 2024, we made an investment of approximately $5.1 million cash in a solar tax credit entity. During the six months ended July 31, 2024, we made the final $3.3 million cash payment committed to this solar fund. It is likely that we will evaluate opportunities to make other solar energy investments of this type in the future.

We believe that cash on hand, our cash equivalents, cash that will be provided from the maturities of short-term investments and other debt securities and cash generated from our future operations, with or without funds available under our Credit Agreement, as amended, will be adequate to meet our general business needs in the foreseeable future. In general, we maintain significant liquid capital in our consolidated balance sheet to ensure the maintenance of our bonding capacity and to provide parent company performance guarantees for EPC and other construction projects, in addition to supporting our operations with necessary working capital.

However, any significant future acquisition, investment or other unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

The tables following immediately below present the determinations of EBITDA for the three and six months ended July 31, 2024 and 2023, respectively (amounts in thousands).

	Three Months Ended
	July 31,
	2024	2023
Net income, as reported	$18,198	$12,767
Income tax expense	6,083	4,592
Depreciation	463	488
Amortization of intangible assets	98	98
EBITDA	$24,842	$17,945

	Six Months Ended
	July 31,
	2024	2023
Net income, as reported	$26,080	$14,876
Income tax expense	9,514	5,487
Depreciation	943	1,035
Amortization of intangible assets	195	196
EBITDA	$36,732	$21,594

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

We consider the accounting policies related to revenue recognition on long-term construction contracts; income tax reporting; and the financial reporting associated with any significant claims or legal matters to be most critical to the understanding of our financial position and results of operations. An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report. During the six months ended July 31, 2024, there have been no material changes in the way we apply the critical accounting policies described therein.

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

There have been no material changes to the Company’s market risks during the six months ended July 31, 2024. For a broader discussion of the Company’s exposure to market risks, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 31, 2024. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to the Company and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure in the reports.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended July 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information related to our share repurchases for the three months ended July 31, 2024 follows:

				Approximate Dollar
			Total Number of	Value of Shares That May Yet
			Shares Purchased as Part	Be Purchased under the
	Total Number of	Average Price per	of Publicly Announced	Plans or Programs
Period	Shares Repurchased	Share Paid	Plans or Programs	(Dollars in Thousands)
May 1 - 31, 2024	484	$66.72	—	$23,767
June 1 - 30, 2024	85,003	$77.13	—	$23,767
July 1 - 31, 2024	146,590	$72.12	—	$23,767
Total	232,077		—

No stock repurchases were made under our Share Repurchase Plan during the three-month period ended July 31, 2024. We did accept 232,077 shares of our common stock during this period for the exercise price and/or tax withholding in connection with stock option exercises and restricted stock unit settlements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

During the quarter ended July 31, 2024, no director or officer of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

ARGAN, INC.

September 5, 2024	By:	/s/ David H. Watson
David H. Watson
President and Chief Executive Officer

September 5, 2024	By:	/s/ Richard H. Deily
Richard H. Deily
Senior Vice President, Chief Financial Officer,
Treasurer and Corporate Secretary