Form 10-Q
period 2024-10-31
ARGAN INC
filed 2024-12-05
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

October 31, 2024

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

Common stock, $0.15 par value: 13,575,116 shares as of November 29, 2024.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
REVENUES	$257,008	$163,755	$641,705	$408,779
Cost of revenues	212,681	144,520	548,329	351,578
GROSS PROFIT	44,327	19,235	93,376	57,201
Selling, general and administrative expenses	13,995	11,375	37,848	32,467
INCOME FROM OPERATIONS	30,332	7,860	55,528	24,734
Other income, net	6,646	3,733	17,044	7,222
INCOME BEFORE INCOME TAXES	36,978	11,593	72,572	31,956
Income tax expense	8,968	6,129	18,482	11,616
NET INCOME	28,010	5,464	54,090	20,340

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Foreign currency translation adjustments	(957)	(882)	(1,933)	(627)
Net unrealized losses on available-for-sale securities	(659)	(427)	(169)	(1,147)
COMPREHENSIVE INCOME	$26,394	$4,155	$51,988	$18,566

NET INCOME PER SHARE
Basic	$2.07	$0.41	$4.04	$1.52
Diluted	$2.00	$0.40	$3.91	$1.50

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	13,530	13,328	13,398	13,381
Diluted	14,034	13,559	13,830	13,549

CASH DIVIDENDS PER SHARE	$0.375	$0.300	$0.975	$0.800

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	October 31,	January 31,
	2024	2024
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$175,349	$197,032
Investments	330,933	215,373
Accounts receivable, net	131,660	47,326
Contract assets	44,620	48,189
Other current assets	34,579	39,259
TOTAL CURRENT ASSETS	717,141	547,179
Property, plant and equipment, net	14,147	11,021
Goodwill	28,033	28,033
Intangible assets, net	1,924	2,217
Deferred taxes, net	1,254	2,259
Right-of-use and other assets	6,365	7,520
TOTAL ASSETS	$768,864	$598,229

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$87,085	$39,485
Accrued expenses	78,393	81,721
Contract liabilities	270,686	181,054
TOTAL CURRENT LIABILITIES	436,164	302,260
Noncurrent liabilities	3,996	5,030
TOTAL LIABILITIES	440,160	307,290

COMMITMENTS AND CONTINGENCIES (see Notes 8 and 9)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 15,828,289 shares issued; 13,569,104 and 13,242,520 shares outstanding at October 31, 2024 and January 31, 2024, respectively	2,374	2,374
Additional paid-in capital	168,441	164,183
Retained earnings	266,334	225,507
Treasury stock, at cost – 2,259,185 and 2,585,769 shares at October 31, 2024 and January 31, 2024, respectively	(102,746)	(97,528)
Accumulated other comprehensive loss	(5,699)	(3,597)
TOTAL STOCKHOLDERS’ EQUITY	328,704	290,939
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$768,864	$598,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2024 AND 2023

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional			Accumulated Other
	Outstanding	Par	Paid-in	Retained	Treasury	Comprehensive	Total
	Shares	Value	Capital	Earnings	Stock	Loss	Equity
Balances, August 1, 2024	13,497,550	$2,374	$165,902	$243,519	$(99,644)	$(4,083)	$308,068
Net income	—	—	—	28,010	—	—	28,010
Foreign currency translation loss	—	—	—	—	—	(957)	(957)
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(659)	(659)
Stock compensation expense	—	—	1,175	—	—	—	1,175
Stock option exercises and restricted stock unit settlements, net	77,254	—	1,364	—	(2,643)	—	(1,279)
Common stock repurchases	(5,700)	—	—	—	(459)	—	(459)
Cash dividends	—	—	—	(5,195)	—	—	(5,195)
Balances, October 31, 2024	13,569,104	$2,374	$168,441	$266,334	$(102,746)	$(5,699)	$328,704

Balances, August 1, 2023	13,353,653	$2,374	$162,323	$216,009	$(92,329)	$(3,341)	$285,036
Net income	—	—	—	5,464	—	—	5,464
Foreign currency translation loss	—	—	—	—	—	(882)	(882)
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(427)	(427)
Stock compensation expense	—	—	1,198	—	—	—	1,198
Stock option exercises and restricted stock unit settlements, net	21,747	—	(367)	—	527	—	160
Common stock repurchases	(42,653)	—	—	—	(1,729)	—	(1,729)
Cash dividends	—	—	—	(3,987)	—	—	(3,987)
Balances, October 31, 2023	13,332,747	$2,374	$163,154	$217,486	$(93,531)	$(4,650)	$284,833

Balances, February 1, 2024	13,242,520	$2,374	$164,183	$225,507	$(97,528)	$(3,597)	$290,939
Net income	—	—	—	54,090	—	—	54,090
Foreign currency translation loss	—	—	—	—	—	(1,933)	(1,933)
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(169)	(169)
Stock compensation expense	—	—	3,390	—	—	—	3,390
Stock option exercises and restricted stock unit settlements, net	337,884	—	868	—	(4,572)	—	(3,704)
Common stock repurchases	(11,300)	—	—	—	(646)	—	(646)
Cash dividends	—	—	—	(13,263)	—	—	(13,263)
Balances, October 31, 2024	13,569,104	$2,374	$168,441	$266,334	$(102,746)	$(5,699)	$328,704

Balances, February 1, 2023	13,441,590	$2,374	$162,208	$207,832	$(88,641)	$(2,876)	$280,897
Net income	—	—	—	20,340	—	—	20,340
Foreign currency translation loss	—	—	—	—	—	(627)	(627)
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(1,147)	(1,147)
Stock compensation expense	—	—	3,416	—	—	—	3,416
Stock option exercises and restricted stock unit settlements, net	103,598	—	(2,470)	—	3,577	—	1,107
Common stock repurchases	(212,441)	—	—	—	(8,467)	—	(8,467)
Cash dividends	—	—	—	(10,686)	—	—	(10,686)
Balances, October 31, 2023	13,332,747	$2,374	$163,154	$217,486	$(93,531)	$(4,650)	$284,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,090	$20,340
Adjustments to reconcile net income to net cash provided by operating activities
Changes in accrued interest on investments	2,992	(1,876)
Stock compensation expense	3,390	3,416
Lease expense	2,415	1,335
Depreciation	1,376	1,524
Deferred income tax expense	1,060	497
Amortization of intangible assets	293	294
Other	1,006	287
Changes in operating assets and liabilities
Accounts receivable	(85,084)	168
Contract assets	3,569	(613)
Other assets	4,514	(2,977)
Accounts payable and accrued expenses	43,707	9,960
Contract liabilities	89,632	59,908
Net cash provided by operating activities	122,960	92,263

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(135,000)	(115,000)
Maturities of short-term investments	117,500	159,750
Purchases of available-for-sale securities	(110,045)	(104,492)
Maturities of available-for-sale securities	9,230	—
Purchases of property, plant and equipment	(5,218)	(2,143)
Investments in solar energy projects	(3,312)	—
Net cash used in investing activities	(126,845)	(61,885)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchases	(646)	(8,467)
Payments of cash dividends	(13,263)	(10,686)
Settlements of share-based awards, net of withholding taxes paid	(3,704)	1,107
Net cash used in financing activities	(17,613)	(18,046)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(185)	(710)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,683)	11,622
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	197,032	173,947
CASH AND CASH EQUIVALENTS, END OF PERIOD	$175,349	$185,569

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets obtained in exchange for lease obligations	$1,995	$706
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds	$15,133	$7,022
Cash paid for operating leases	$2,404	$1,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2024

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

The Company’s fiscal year ends on January 31 each year. The condensed consolidated balance sheet as of October 31, 2024, the condensed consolidated statements of earnings and stockholders’ equity for the three and nine months ended October 31, 2024 and 2023, and the condensed consolidated statements of cash flows for the nine months ended October 31, 2024 and 2023 are unaudited. The condensed consolidated balance sheet as of January 31, 2024 has been derived from audited consolidated financial statements. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto, and the independent registered public accounting firm’s report thereon, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (“Fiscal 2024”).

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary for a fair statement of the financial position of the Company as of October 31, 2024, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, by introducing key amendments to enhance disclosures in public entities’ reportable segments. Notable changes include the mandatory disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), disclosure of other segment items, and requirements for consistency in reporting measures used by the CODM. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company plans to adopt the provisions of ASU 2023-07 as of January 31, 2025. The Company does not expect the adoption of this ASU to have an impact on its financial position, results of operations or cash flows.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose specific information about certain costs and expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effects, if any, that the adoption of ASU 2024-03 may have on its financial position, results of operations, cash flows, or disclosures.

There are no other recently issued accounting pronouncements that have not yet been adopted that the Company considers material to its condensed consolidated financial statements.

NOTE 2 – REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenues

The following table presents consolidated revenues for the three and nine months ended October 31, 2024 and 2023, disaggregated by the geographic area where the corresponding projects were located:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
United States	$239,489	$92,066	$559,069	$239,866
Republic of Ireland	16,981	68,359	74,039	139,014
United Kingdom	538	3,330	8,597	29,899
Consolidated Revenues	$257,008	$163,755	$641,705	$408,779

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

Contract Termination

For APC’s project to construct a gas-fired power facility in Northern Ireland (the “Kilroot Project”), an estimated loss of approximately $12.6 million has been recognized, of which $2.6 million was recorded during the nine-month period ended October 31, 2024 and the remainder was recorded in the prior fiscal year.

APC provided 14 days’ notice to terminate as a result of project owner breaches of the contract. Those breaches were not resolved during that 14-day period, as a result of which the contract terminated on May 3, 2024. Subsequently, the project owner made a draw for the full amount of a $9.2 million irrevocable letter of credit, or on-demand performance bond, issued by the Company’s bank. This amount is now part of the open and disputed claims related to this project because APC and the Company believe the project owner initiated the draw without cause and, therefore, the amount should be refunded. This amount is included in accounts receivable as of October 31, 2024.

APC has significant billable receivables, unresolved contract variations and claims for extensions of time, among other issues, related to the Kilroot Project. The project owner has asserted counterclaims that APC disputes. APC will continue to pursue all of its rights under the contract, and will do so through legal means if necessary.

Contract Assets and Liabilities

The Company’s timing of revenue recognition may not be consistent with its rights to bill and collect cash from project owners and other customers. Most contracts require payments as the corresponding work progresses that are determined in the manner described therein. This can result in large contract liability or contract asset balances early in contract lives that decline over the terms of the corresponding contracts. During the nine months ended October 31, 2024 and 2023, there were no unusual or one-time adjustments to these balances.

The Company recognized the following revenues that were included in the contract liabilities balances at the beginning of the respective period:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenues recognized from contract liabilities	$132,068	$53,783	$175,630	$94,198

Contract retentions are billed amounts which, pursuant to the terms of the applicable contract, are not paid by customers until a defined phase of a contract or project has been completed and accepted. These retained amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. The amounts retained by project owners and other customers under construction contracts at October 31, 2024 and January 31, 2024 were $19.6 million and $21.2 million, respectively.

Variable Consideration

Variable consideration includes unapproved change orders where the Company has project-owner directive for additional work or other scope changes, but has not yet obtained approval for the associated price or the corresponding additional effort. These amounts are included in the transaction price when it is considered probable that the applicable costs, including those for additional effort, will be recovered through a modification to the contract price. The Company also includes in the corresponding transaction price an estimate of the amount that it expects to receive from claims based on management’s judgment regarding all reasonably available information. At October 31, 2024 and January 31, 2024, the aggregate amounts of such contract variations, that primarily related to an overseas project, and that were included in the corresponding transaction prices pending customer approvals, were $9.9 million and $8.4 million, respectively.

Remaining Unsatisfied Performance Obligations (“RUPO”)

At October 31, 2024, the Company had RUPO of $0.8 billion. The largest portion of RUPO at any date usually relates to engineering, procurement and construction (“EPC”) services and other construction contracts with typical performance durations of one to three years. However, the length of certain significant construction projects may exceed three years. The Company estimates that approximately 26% of the RUPO amount at October 31, 2024 will be included in the amount of consolidated revenues that will be recognized during the remainder of the fiscal year ending January 31, 2025 (“Fiscal 2025”). Most of the remaining amount of the RUPO amount at October 31, 2024 is expected to be recognized in revenues during the fiscal years ending January 31, 2026 (“Fiscal 2026”) and January 31, 2027 (“Fiscal 2027”).

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

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash Equivalents

At October 31, 2024 and January 31, 2024, certain amounts of cash equivalents were invested in a money market fund with net assets invested in high-quality money market instruments, including U.S. Treasury obligations; obligations of U.S. government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by such obligations. Dividend income related to money market investments is recorded when earned. The balances of accrued dividends at October 31, 2024 and January 31, 2024 were $0.4 million and $0.7 million, respectively.

Investments

The Company’s investments consisted of the following as of October 31, 2024 and January 31, 2024:

	October 31,	January 31,
	2024	2024
Short-term investments	$124,490	$109,489
Available-for-sale securities	206,443	105,884
Total investments	$330,933	$215,373

Short-Term Investments

Short-term investments as of October 31, 2024 and January 31, 2024 consisted solely of certificates of deposit (“CDs”) with initial maturities of one year or less purchased from Bank of America, N.A. (the “Bank”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest. The balances of accrued interest on the CDs at October 31, 2024 and January 31, 2024 were $2.0 million and $4.5 million, respectively. Interest income is recorded when earned and is included in other income, net, in the condensed consolidated statements of earnings. At October 31, 2024 and January 31, 2024, the weighted average annual interest rates of the outstanding CDs were 4.8% and 5.4%, respectively.

Available-For-Sale Securities

The Company’s available-for-sale (“AFS”) securities consisted of the following amounts of amortized cost, allowance for credit losses, gross unrealized gains and losses and estimated fair value by contractual maturity as of October 31, 2024 and January 31, 2024:

	October 31, 2024
		Allowance for	Gross	Gross	Estimated
	Amortized	Credit	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Losses	Value
U.S. Treasury notes:
Due within one year	$50,323	$—	$161	$32	$50,452
Due in one to three years	72,751	—	488	96	73,143
Due in three to five years	73,274	—	425	784	72,915
U.S. corporate debt security:
Due in one to three years	10,046	—	—	113	9,933
Totals	$206,394	$—	$1,074	$1,025	$206,443

	January 31, 2024
		Allowance for	Gross	Gross	Estimated
	Amortized	Credit	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Losses	Value
U.S. Treasury notes:
Due in one to three years	$96,217	$—	$568	$230	$96,555
U.S. corporate debt security:
Due in one to three years	9,406	—	—	77	9,329
Totals	$105,623	$—	$568	$307	$105,884

As of October 31, 2024 and January 31, 2024, interest receivable in the amounts of $1.3 million were included in the balances of AFS securities. For the three and nine months ended October 31, 2024 and 2023, there were no sales of the Company’s AFS securities and, therefore, there were no amounts of gains or losses reclassified out of other comprehensive income into net income.

The Company does not believe the unrealized losses represent credit losses based on the evaluation of evidence as of October 31, 2024 and January 31, 2024, which includes an assessment of whether it is more likely than not the Company will be required to sell or intends to sell the investments before recovery of their corresponding amortized cost bases.

Earnings on Investments

Earnings on investments for the three and nine months ended October 31, 2024 were $4.8 million and $14.0 million, respectively, and they were $4.0 million and $9.7 million for the three and nine months ended October 31, 2023, respectively. Earnings on investments are included in other income, net, in the condensed consolidated statements of earnings.

Concentration Risk

The Company has a substantial portion of its cash on deposit in the U.S. with the Bank or invested in CDs purchased from the Bank. In addition, the Company has cash invested in a money market fund at a separate institution. The Company also maintains certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of the operations of APC. As of October 31, 2024 and January 31, 2024, approximately 2% and 12%, respectively, of the Company’s cash and cash equivalents were held by financial institutions in Ireland and the U.K. Management does not believe that the combined amount of the CDs and the cash deposited with the Bank, cash invested in the money market fund, and cash balances maintained at financial institutions in Ireland and the U.K., in excess of government-insured levels, represent material risks.

NOTE 4 – FAIR VALUE MEASUREMENTS

The following table presents the Company’s financial instruments as of October 31, 2024 and January 31, 2024 that are measured and recorded at fair value on a recurring basis:

	October 31, 2024			January 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	Inputs	Inputs	Inputs	Inputs	Inputs	Inputs
Cash equivalents:
Money market fund	$91,995	$—	$—	$126,646	$—	$—
Available-for-sale securities:
U.S. Treasury notes	—	196,510	—	—	96,555	—
U.S. corporate debt security	—	9,933	—	—	9,329	—
Totals	$91,995	$206,443	$—	$126,646	$105,884	$—

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable include amounts that have been billed and amounts that are billable to customers. As of October 31, 2024, there were billable amounts related to an overseas project in the total amount of $24.1 million, including the expected refund of the letter of credit draw identified in Note 2.

The Company may extend credit to a customer without requiring tangible collateral based on an evaluation of the customer’s financial condition and other factors. Customer payments on other construction, fabrication and field service contracts are generally due within 30 days of billing, depending on the negotiated terms of the corresponding contract. Exposure to losses on accounts and notes receivable is expected to differ due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and may establish an allowance for credit losses based on management’s estimate of the loss that is expected to occur over the remaining life of the particular financial asset. The amounts of the provision for credit losses for the three and nine months ended October 31, 2024 were $0.2 million and $0.7 million, respectively. The amounts of the provision for credit losses for the three and nine months ended October 31,

2023 were insignificant. The allowance for credit losses at October 31, 2024 and January 31, 2024 was $2.5 million and $1.8 million, respectively.

NOTE 6 – INTANGIBLE ASSETS

At both October 31, 2024 and January 31, 2024, the goodwill balances related primarily to the GPS and TRC reporting units, and were $18.5 million and $9.5 million, respectively. Management does not believe that any events or circumstances occurred or arose since January 31, 2024, that required an updated assessment of the goodwill balances of either the GPS or TRC reporting units.

The Company’s intangible assets, other than goodwill, relate primarily to the industrial construction services segment and consisted of the following as of October 31, 2024 and January 31, 2024:

		October 31, 2024			January 31, 2024
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Amounts	Amortization	Amounts	Amounts	Amortization	Amounts
Trade name	15 years	$4,499	$2,674	$1,825	$4,499	$2,450	$2,049
Customer relationships	10 years	916	817	99	916	748	168
Totals		$5,415	$3,491	$1,924	$5,415	$3,198	$2,217

The following is a schedule of future amounts of amortization related to purchased intangibles:

Amortization
Years Ending January 31,	Expense
2025 (remainder)	$98
2026	376
2027	300
2028	300
2029	300
Thereafter	550
Total	$1,924

NOTE 7 – FINANCING ARRANGEMENTS

On May 24, 2024, the Company and the Bank executed the Second Amended and Restated Replacement Credit Agreement with an expiration date of May 31, 2027 (the “New Credit Agreement”). The New Credit Agreement supersedes the now expired credit agreement, as amended, that was executed on May 15, 2017 with an expiration date of May 31, 2024 (the “Expired Credit Agreement”), reduces the base lending commitment amount from $50.0 million to $35.0 million, increases the letter of credit fees to be consistent with current market conditions, and establishes the interest rate for revolving loans at the Secured Overnight Financing Rate (“SOFR”) plus 1.85%. In addition to the base commitment, the new facility includes an accordion feature that allows for an additional commitment amount of $30.0 million, subject to certain conditions, that represents an increase from the $10.0 million accordion provided by the Expired Credit Agreement. The Company may use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business as defined in the New Credit Agreement. Further, on May 31, 2024, the Company completed the negotiation of a companion facility, in the amount of $25.0 million, pursuant to which APC, the Company’s Irish subsidiary, may cause the Bank’s European entity to issue letters of credit on its behalf that will be secured by a blanket parent company guarantee issued by Argan to the Bank.

At October 31, 2024 and January 31, 2024, the Company did not have any borrowings outstanding under the New Credit Agreement or the Expired Credit Agreement, respectively. At October 31, 2024, there were no outstanding letters of credit issued under the credit facilities.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The New Credit Agreement requires that the Company comply with certain financial covenants at its fiscal year-end and at each fiscal quarter-end. The New Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of October 31, 2024, the Company was in compliance with the covenants and other requirements of the New Credit Agreement.

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

As of October 31, 2024, the estimated amounts of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, was approximately $0.3 billion. As of October 31, 2024, the outstanding amount of bonds covering other risks, including warranty obligations and contract payment retentions related to completed activities, was $22.9 million. Not all of our projects require bonding.

The Company also provided a financial guarantee, subject to certain terms and conditions, up to the amount of $3.6 million in support of business development efforts. An estimated loss related to this guarantee was recorded during the year ended January 31, 2022 (“Fiscal 2022”).

Warranties

The Company generally provides assurance-type warranties for work performed under its construction contracts. The warranties cover defects in equipment, materials, design or workmanship, and most warranty periods typically run from nine to twenty-four months after the completion of construction on a particular project. Because of the requirements of the Company’s projects, including project owner inspections of the work both during construction and prior to substantial completion, the Company has not experienced material unexpected warranty costs in the past. Warranty costs are estimated based on experience with the type of work and any known risks relative to each completed project. The accruals of liabilities, which are established to cover estimated future assurance-type warranty costs, are recorded as the contracted work is performed, and they are included in the amounts of accrued expenses in the condensed consolidated balances sheets. The liability amounts may be periodically adjusted to reflect changes in the estimated size and number of expected warranty claims.

NOTE 9 – LEGAL CONTINGENCIES

In the normal course of business, the Company may have pending claims and legal proceedings. The Company maintains accrued expense balances for the estimated amounts of legal costs expected to be billed related to any significant matter. In the opinion of management, based on information available at this time, there were no current claims and proceedings that were expected to have a material adverse effect on the condensed consolidated financial statements as of October 31, 2024.

NOTE 10 – STOCK-BASED COMPENSATION

Expense amounts related to stock awards for the three and nine months ended October 31, 2024 were $1.2 million and $3.4 million, respectively, and they were $1.2 million and $3.4 million for the three and nine months ended October 31, 2023, respectively. At October 31, 2024, there was $5.9 million in unrecognized compensation costs related to outstanding stock awards that the Company expects to recognize over the next three years.

Stock Options

A summary of stock option activity for the nine months ended October 31, 2024 is presented below (shares in thousands):

			Weighted-	Weighted-
		Weighted-	Average	Average
		Average Exercise	Remaining	Grant-Date
		Price	Contractual	Fair Value
	Shares	Per Share	Term (years)	Per Share
Outstanding, February 1, 2024	1,365	$44.95	4.67	$10.43
Granted	6	$61.22
Exercised	(800)	$44.59
Forfeited	(13)	$46.72
Outstanding, October 31, 2024	558	$45.61	4.70	$10.26
Exercisable, October 31, 2024	500	$46.22	4.30	$10.51
Vested or expected to vest, October 31, 2024	558	$45.61	4.70	$10.26

The changes in the number of non-vested options to purchase shares of common stock for the nine months ended October 31, 2024 is presented below (shares in thousands):

		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Non-vested, February 1, 2024	92	$7.85
Granted	6	$13.89
Vested	(33)	$8.44
Forfeited	(7)	$7.67
Non-vested, October 31, 2024	58	$8.15

The total intrinsic value amounts related to the stock options exercised during the nine months ended October 31, 2024 and 2023 were $24.1 million and $1.5 million, respectively. As of October 31, 2024, the aggregate intrinsic values of the underlying common stock outstanding and exercisable stock options that were “in-the-money” were $48.2 million and $42.9 million, respectively.

Restricted Stock Units

The Company’s stock awards include total stock return performance-based restricted stock units (“PRSUs”), earnings per share performance-based restricted stock units (“EPRSUs”), renewable energy performance-based restricted stock units (“RRSUs”), and time-based restricted stock units (“TRSUs”). During the nine months ended October 31, 2024, the Company awarded PRSUs covering a target of 5,000 shares of common stock, EPRSUs covering a target of 10,000 shares of common stock, RRSUs covering a target of 5,000 shares of common stock and TRSUs covering 42,050 shares of common stock. The Company issued 3,988 shares of common stock based on the amount of cash dividends deemed paid on shares that were earned pursuant to the awards that were settled during the period. The number of shares of common stock to be issued under certain awards may exceed the number of target shares if certain performance goals are exceeded.

The changes in the maximum number of shares of common stock issuable pursuant to outstanding restricted stock units for the nine months ended October 31, 2024, are presented below (shares in thousands):

		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Outstanding, February 1, 2024	348	$30.21
Granted	81	$43.82
Issued	(70)	$42.58
Forfeited	(64)	$27.04
Outstanding, October 31, 2024	295	$31.69

Shares Withheld and Treasury Stock

For the nine months ended October 31, 2024, the Company accepted 532,860 shares of common stock at the average price per share of $73.92 for the exercise price and/or tax withholding in connection with stock option exercises and other share-based award settlements. For the nine months ended October 31, 2023, the Company accepted 29,058 shares of common stock at the average price per share of $47.16 for the exercise price and/or tax withholding in connection with stock option exercises and other share-based award settlements. For the nine months ended October 31, 2024 and 2023, the Company used 337,884 shares and 132,656 shares of treasury stock, respectively, to settle stock option exercises and other share-based awards.

NOTE 11 – INCOME TAXES

The Company’s income tax amounts for the nine months ended October 31, 2024 and 2023 differed from corresponding amounts computed by applying the federal corporate income tax rate of 21% to the income before income taxes for the periods as presented below:

	Nine Months Ended October 31,
	2024	2023
Computed expected income tax expense	$15,240	$6,711
Difference resulting from:
State income taxes, net of federal tax effect	2,297	2,023
Unrecognized tax loss benefit	921	3,255
Executive compensation limitation	917	672
Meals and entertainment expense	616	385
Foreign tax rate differential	(556)	(1,699)
Other permanent differences and adjustments, net	(953)	269
Income tax expense	$18,482	$11,616

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

Research and Development Tax Credits

During the year ended January 31, 2023 (“Fiscal 2023”), the Company filed amended federal income tax returns for Fiscal 2022 and for the year ended January 31, 2021 (“Fiscal 2021”) that included research and development tax credits in the total amount of $5.8 million, which was netted with a provision for uncertain tax return positions in the amount of $2.4 million. In May 2023, the Company received notification that these amended federal income tax returns were selected for examination. At October 31, 2024, the examination was progressing through the stages of documentation requests and review.

Income Tax Refunds

As of October 31, 2024 and January 31, 2024, the balances of other current assets in the condensed consolidated balance sheet included income tax refunds receivable, related accrued interest, and prepaid income taxes in the total amounts of approximately $18.9 million and $18.3 million, respectively. The income tax refunds included the amounts expected to be received from the IRS upon its examination and approval of the Company’s NOL carryback refund request and the completion of its examination of the amended tax returns for Fiscal 2022 and Fiscal 2021 as described above.

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

Solar Energy Projects

The Company holds equity investments in Solar Tax Credit (“STC”) investments. Primarily, the STC investments are structured as limited liability companies that invest in solar energy projects that are eligible to receive energy tax credits. During the nine months ended October 31, 2024, the Company made investments of approximately $3.3 million in STC investments that were committed as of January 31, 2024. As of October 31, 2024, the Company had no remaining cash investment commitments related to its STC investments.

At October 31, 2024 and January 31, 2024, the investment accounts balances were $1.2 million and $2.1 million, respectively, which are included in right-of-use and other assets in the condensed consolidated balance sheets.

The Company has elected to use the proportional amortization method (“PAM”) for STC investments that qualify. Under PAM, an investment is amortized in proportion to the allocation of tax benefits received in each period, and the investment amortization and tax benefit amounts are presented net within income tax expense in the Company’s condensed consolidated statement of earnings. For the nine months ended October 31, 2024, the Company recorded $0.7 million of investment amortization related to the STC investment that qualifies for PAM. For the three months ended October 31, 2024, the recorded amount of amortization related to this investment was not material. The amounts of non-income tax-related activity and other returns related to this investment were not material for the three and nine months ended October 31, 2024. During the nine months ended October 31, 2023, the Company did not have any STC investments that qualified for PAM.

For the Company’s STC investments that do not qualify for PAM, the Company accounts for the investments using the equity method of accounting and includes income and losses related to the investment in other income in the Company’s condensed consolidated statements of earnings. For the three and nine months ended October 31, 2024 and 2023, the Company’s shares of activity from these STC investments were not material.

NOTE 12 – EARNINGS PER SHARE

Potentially dilutive securities include stock options and restricted stock units. Diluted earnings per share includes only securities that are actually dilutive. Basic and diluted earnings per share are computed as follows (shares in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net income	$28,010	$5,464	$54,090	$20,340

Weighted average shares outstanding – basic	13,530	13,328	13,398	13,381
Effect of stock awards	504	231	432	168
Weighted average shares outstanding – diluted	14,034	13,559	13,830	13,549

Net income per share
Basic	$2.07	$0.41	$4.04	$1.52
Diluted	$2.00	$0.40	$3.91	$1.50

Anti-dilutive securities not included	—	690	140	881

NOTE 13 – STOCKHOLDERS’ EQUITY

On September 17, 2024, Argan’s board of directors increased the Company’s quarterly cash dividend by 25% from $0.30 to $0.375 per share of common stock. During Fiscal 2025 and Fiscal 2024, the Company paid dividends to stockholders as follows:

		Amount Per
Record Date	Payment Date	Share
October 23, 2024	October 31, 2024	$0.375
July 23, 2024	July 31, 2024	0.300
April 22, 2024	April 30, 2024	0.300
January 23, 2024	January 31, 2024	0.300
October 23, 2023	October 31, 2023	0.300
July 21, 2023	July 31, 2023	0.250
April 20, 2023	April 28, 2023	0.250

Pursuant to its established program and authorizations provided by Argan’s board of directors, the Company repurchased shares of its common stock during the nine months ended October 31, 2024 and 2023 and added the shares to treasury stock. During these periods, the Company repurchased 11,300 shares and 212,441 shares of common stock, all on the open market, for aggregate prices of approximately $0.6 million, or $57.11 per share, and $8.4 million, or $39.67 per share, respectively.

NOTE 14 – CUSTOMER CONCENTRATIONS

The majority of the Company’s consolidated revenues relate to performance by the power industry services segment. The following schedule presents the percentage of consolidated revenues for each reportable business segment for the three and nine months ended October 31, 2024:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Power industry services	82.5%	74.1%	77.3%	72.6%
Industrial construction services	16.1	23.5	21.0	24.8
Telecommunications infrastructure services	1.4	2.4	1.7	2.6

The Company’s most significant customer relationships for the three months ended October 31, 2024 included four power industry services customers, which accounted for 29%, 15%, 13% and 11% of consolidated revenues. The Company’s most significant customer relationships for the three months ended October 31, 2023 included three power industry services customers, which accounted for 23%, 20% and 17% of consolidated revenues. The Company’s most significant customer relationships for the nine months ended October 31, 2024 included two power industry services customers, which accounted for 28% and 12% of consolidated revenues. The Company’s most significant customer relationships for the nine months ended October 31, 2023 included three power industry services customers, which accounted for 19%, 17% and 14% of consolidated revenues.

The accounts receivable balances from four major customers represented 18%, 18%, 17% and 12% of the corresponding consolidated balance as of October 31, 2024. Accounts receivable balances from three major customers represented 16%, 14% and 14% of the corresponding consolidated balance as of January 31, 2024.

The contract asset balances associated with four major customers represented 17%, 17%, 14% and 14% of the corresponding consolidated balance as of October 31, 2024. The contract asset balances associated with two major customers represented 39% and 32% of the corresponding consolidated balance as of January 31, 2024.

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

Intersegment revenues and the related cost of revenues are netted against the corresponding amounts of the segment receiving the intersegment services. For the three and nine months ended October 31, 2024, intersegment revenues were $3.5 million and $4.8 million, respectively. For the three and nine months ended October 31, 2023, intersegment revenues were not material.

Summarized below are certain operating results and financial position data of the Company’s reportable business segments for the three and nine months ended October 31, 2024 and 2023. The “Other” column in each summary includes the Company’s corporate expenses.

Three Months Ended	Power	Industrial	Telecom
October 31, 2024	Services	Services	Services	Other	Totals
Revenues	$212,096	$41,337	$3,575	$—	$257,008
Cost of revenues	173,283	36,757	2,641	—	212,681
Gross profit	38,813	4,580	934	—	44,327
Selling, general and administrative expenses	8,466	1,848	705	2,976	13,995
Income (loss) from operations	30,347	2,732	229	(2,976)	30,332
Other income (loss), net	5,618	1	(1)	1,028	6,646
Income (loss) before income taxes	$35,965	$2,733	$228	$(1,948)	36,978
Income tax expense					8,968
Net income					$28,010

Amortization of intangibles	$—	$98	$—	$—	$98
Depreciation	158	166	109	—	433
Property, plant and equipment additions	2,304	236	5	2	2,547

Current assets	$542,558	$50,294	$4,236	$120,053	$717,141
Current liabilities	411,735	20,663	2,131	1,635	436,164
Goodwill	18,476	9,467	90	—	28,033
Total assets	572,828	67,172	6,673	122,191	768,864

Three Months Ended	Power	Industrial	Telecom
October 31, 2023	Services	Services	Services	Other	Totals
Revenues	$121,300	$38,434	$4,021	$—	$163,755
Cost of revenues	107,781	33,899	2,840	—	144,520
Gross profit	13,519	4,535	1,181	—	19,235
Selling, general and administrative expenses	6,390	1,626	608	2,751	11,375
Income (loss) from operations	7,129	2,909	573	(2,751)	7,860
Other income, net	3,391	—	—	342	3,733
Income (loss) before income taxes	$10,520	$2,909	$573	$(2,409)	11,593
Income tax expense					6,129
Net income					$5,464

Amortization of intangibles	$—	$98	$—	$—	$98
Depreciation	137	249	102	1	489
Property, plant and equipment additions	583	497	31	1	1,112

Current assets	$399,489	$39,843	$3,701	$71,038	$514,071
Current liabilities	244,662	25,839	1,801	1,592	273,894
Goodwill	18,476	9,467	90	—	28,033
Total assets	426,466	57,112	6,519	73,555	563,652

Nine Months Ended	Power	Industrial	Telecom
October 31, 2024	Services	Services	Services	Other	Totals
Revenues	$496,122	$134,678	$10,905	$—	$641,705
Cost of revenues	422,508	117,836	7,985	—	548,329
Gross profit	73,614	16,842	2,920	—	93,376
Selling, general and administrative expenses	21,786	5,686	1,984	8,392	37,848
Income (loss) from operations	51,828	11,156	936	(8,392)	55,528
Other income, net	14,386	2	2	2,654	17,044
Income (loss) before income taxes	$66,214	$11,158	$938	$(5,738)	72,572
Income tax expense					18,482
Net income					$54,090

Amortization of intangibles	$—	$293	$—	$—	$293
Depreciation	443	621	310	2	1,376
Property, plant and equipment additions	4,523	509	184	2	5,218

Nine Months Ended	Power	Industrial	Telecom
October 31, 2023	Services	Services	Services	Other	Totals
Revenues	$296,821	$101,497	$10,461	$—	$408,779
Cost of revenues	255,210	88,537	7,831	—	351,578
Gross profit	41,611	12,960	2,630	—	57,201
Selling, general and administrative expenses	17,700	4,532	2,038	8,197	32,467
Income (loss) from operations	23,911	8,428	592	(8,197)	24,734
Other income (loss), net	9,088	—	(3)	(1,863)	7,222
Income (loss) before income taxes	$32,999	$8,428	$589	$(10,060)	31,956
Income tax expense					11,616
Net income					$20,340

Amortization of intangibles	$—	$294	$—	$—	$294
Depreciation	393	813	315	3	1,524
Property, plant and equipment additions	1,120	973	49	1	2,143

NOTE 16 — SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Other current assets consisted of the following at October 31, 2024 and January 31, 2024:

	October 31,	January 31,
	2024	2024
Income tax refunds receivable and prepaid income taxes	$18,926	$18,267
Raw materials inventory	3,438	9,985
Prepaid expenses	6,557	6,035
Other	5,658	4,972
Total other current assets	$34,579	$39,259

Accrued expenses consisted of the following at October 31, 2024 and January 31, 2024:

	October 31,	January 31,
	2024	2024
Accrued project costs	$39,902	$49,135
Accrued compensation	23,139	21,206
Lease liabilities	2,648	2,726
Other	12,704	8,654
Total accrued expenses	$78,393	$81,721

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of October 31, 2024, and the results of their operations for the three and nine month periods ended October 31, 2024 and 2023, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for Fiscal 2024 that was filed with the SEC on April 11, 2024 (the “Annual Report”).

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

Business Description

The Company is primarily a construction firm that conducts operations through its wholly-owned subsidiaries, GPS, APC, TRC and SMC. Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, maintenance, project development and technical consulting services to the power generation market for a wide range of customers, including independent power project owners, public utilities, power plant equipment suppliers and other commercial firms with significant power requirements in the U.S., Ireland and the U.K. GPS and APC represent our power industry services reportable segment. Through TRC, the industrial construction services reportable segment provides primarily on-site services that support new plant construction and additions, maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the Southeast region of the U.S. and that may include the fabrication, delivery and installation of steel components such as piping systems and pressure vessels. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region of the U.S.

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

Project Backlog

At October 31, 2024 and January 31, 2024, our consolidated project backlog amounts were each $0.8 billion, which consisted substantially of the projects of the power industry services reporting segment. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects.

Typically, we include the total value of EPC services and other major construction contracts in project backlog upon receiving a notice to proceed from the project owner. When provided with a limited notice to proceed (“LNTP”), we usually add only the value of the contract related to the LNTP initially. Nevertheless, the inclusion of contract values in project backlog may require management judgement based on the facts and circumstances.

We are committed to the construction of state-of-the-art, natural gas-fired power plants, as important elements of our country’s electricity-generation mix now and in the future. This represents our core business. In addition, we have been directing meaningful business development efforts to winning EPC services projects for primarily utility-scale solar fields, but also wind farms, hydrogen-based energy projects, battery energy storage projects, and other industrial projects in order to diversify the sources of revenues. At October 31, 2024, approximately 60.0% of our project backlog related to renewable energy projects. For the three and nine months ended October 31, 2024, the amounts of revenues earned by us and associated with renewable energy projects were 42.7% and 38.7%, respectively, of corresponding revenues for the power industry services segment. We have successfully completed alternative energy projects in the past and we have renewed efforts to obtain new work in sectors of the power market that will complement our natural gas-fired EPC services projects going forward.

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

Trumbull Energy Center

In October 2022, GPS added to project backlog the EPC services contract value of the Trumbull Energy Center, a 950 MW natural gas-fired power plant now under construction in Lordstown, Ohio (the “Trumbull Energy Center”). We received the full notice to proceed (“FNTP”) from the project owner, Clean Energy Future-Trumbull, LLC, in November 2022. This combined cycle power station will consist of two Siemens Energy SGT6-8000H gas-fired, high efficiency, combustion turbines with two heat recovery steam generators and a single steam turbine. Project completion is scheduled for the last quarter of Fiscal 2026.

Midwest Solar and Battery Projects

In August 2023, GPS executed LNTPs with a customer for three solar and battery projects in Illinois (the “Midwest Solar and Battery Projects”). Under the LNTPs, GPS commenced early engineering and design activities as well as procurement of major equipment for construction of state-of-the-art solar energy and battery energy storage facilities. Between January and early May 2024, GPS received FNTPs on all three of the solar and battery projects. The three projects will cumulatively represent 160 MW of electrical power and 22 MW of energy storage. For these projects, completion is expected in the last quarter of Fiscal 2025 through the first half of Fiscal 2026.

Louisiana LNG Facility

In June 2024, GPS entered into a subcontract and received FNTP for the installation of five 90 MW gas turbines for the dedicated supply of power to a liquified natural gas (“LNG”) facility in Louisiana. This project, led by GPS, is a collaboration with TRC and APC. Project completion is scheduled for Fiscal 2026.

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

ESB FlexGen Peaker Plants

In May 2022, APC entered into engineering and construction services contracts with the ESB to construct three 65 MW aero-derivative gas turbine flexible generation power plants in and around the city of Dublin, Ireland (“ESB FlexGen Peaker Plants”). Two of the power plants, the Poolbeg and Ringsend FlexGen Power Plants, are located on the Poolbeg Peninsula, and the Corduff FlexGen Power Plant is located in nearby Goddamendy. All three projects cleared the applicable capacity auction in Fiscal 2023 and are expected to operate intermittently during peak periods of electricity demand and as back-up supply options when renewable electricity generation is limited. Substantial completion of each power facility occurred during the quarter ended October 31, 2024.

Kilroot Power Station

In October 2021 and pursuant to the Kilroot Project, APC was contracted to construct a 2 x 330 MW natural gas-fired power plant in Carrickfergus that is near Belfast, Northern Ireland, in an existing structure that was initially designed to enclose coal-fired power plant units.

As previously disclosed, there were a number of challenges related to the Kilroot Project that adversely impacted our ability to execute as expected, including supply chain delays, material changes to the project, the COVID-19 omicron outbreak, the war in Ukraine and extreme weather. In addition, unresolved variations and claims disrupted the execution and harmed the cash flow of this project.

APC provided 14 days’ notice to terminate as a result of project owner breaches of the contract. Those breaches were not resolved during that 14-day period, as a result of which the contract terminated on May 3, 2024. Subsequently, the project owner made a draw for the full amount of a $9.2 million irrevocable letter of credit, or on-demand performance bond, issued by the Company’s bank. This amount is now part of the open and disputed claims related to this project because APC and the Company believe the project owner initiated the draw without cause and, therefore, the amount should be refunded. This amount is included in accounts receivable as of October 31, 2024.

We have recognized an estimated contract loss related to the Kilroot Project in the amount of approximately $12.6 million, of which $2.6 million was recorded during the nine-month period ended October 31, 2024 and the remainder was recorded in the prior fiscal year. APC has significant unresolved contract variations and claims for extensions of time, among other issues, related to the Kilroot Project. The project owner has asserted counterclaims that APC disputes. APC will continue to pursue all of its rights under the contract, and will do so through legal means if necessary.

TRC Project Backlog

As of October 31, 2024, TRC’s project backlog was approximately $66.4 million as compared to $127.5 million on January 31, 2024. For the nine months ended October 31, 2024 and 2023, TRC generated $134.7 million and $101.5 million in revenues, respectively. The increase in revenues for the current year from the comparative prior period highlights the results of our successful business development efforts with both new and recurring clients during Fiscal 2023 and Fiscal 2022, particularly in securing larger industrial field service construction projects. Despite the decrease in the amount of TRC’s project backlog during the current year, we are encouraged by the number and size of opportunities in our project pipeline, and we expect the TRC project backlog will increase next year.

Market Outlook

Growing Power Demand

Since 2007, total annual U.S. electricity demand has fluctuated, where eight of the years during that period experienced year-over-year decreases in energy consumption. However, U.S. electricity demand has since reached its highest level in two decades, reflecting a surge in consumption driven by emerging technologies and economic shifts. In the reference case of its most recently published Annual Energy Outlook released in March 2023 (as would be customary, the U.S. Energy Information Administration (the “EIA”) did not publish a report in early 2024), the EIA projected that economic growth paired with increasing electrification in end-user sectors would result in notable growth of electricity demand in the U.S. through 2050.

One prominent driver of this surge in energy demand is the rapid rise of data centers, which are expanding to support the growing adoption of artificial intelligence technologies. These facilities require substantial amounts of electricity to power advanced computing infrastructure, positioning them as a major contributor to future electricity demand. Technology companies with artificial intelligence ambitions have begun exploring deals to bring more power to the grid in order to secure long-term power contracts to address their significant electricity demand. Additionally, the accelerating shift toward electric vehicles (“EVs”) is reshaping the transportation landscape. As more drivers transition to EVs, the need for electricity to power charging networks will grow significantly, further straining grid capacity. Finally, the trend of onshoring manufacturing facilities is adding to the demand for electricity. Companies relocating production to the U.S. to enhance supply chain resilience are increasing the energy requirements of industrial operations. Combined, these factors underscore a growing imperative for the U.S. energy sector to adapt to rising electricity demands in the coming decades.

Natural Gas Power

The overall growth of our power business has been substantially based on the number of combined cycle gas-fired power plants built by us, as many coal-fired plants have been shut down in the U.S. In 2010, coal-fired power plants accounted for about 45% of net electricity generation in the U.S. For 2023, coal fueled approximately 17% of net electricity generation. It has been reported that the average age of the active plants in the coal-fired fleet approximates 45 years old with an average life span of 50 years; the last coal-fired power plant built in the U.S. was constructed in 2015. On the other hand, natural-gas fired power plants provided approximately 42% of the electricity generated by utility-scale power plants in the U.S. in 2023, representing an increase of 70% in the amount of electrical power generated by natural gas-fired power plants since 2010. Natural gas-fired power plants provided approximately 24% of net electricity generation in 2010.

In November 2023, Texas voters approved the $5 billion Texas Energy Fund (“TEF”) to enhance grid reliability and incentivize new dispatchable power generation projects, with a significant focus on natural gas-fired power plants. Shortly thereafter, the Public Utility Commission of Texas selected 17 natural gas-fired generation projects, totaling nearly 10 GW, to advance through a due diligence review, representing $5.4 billion in potential state-backed loans. If all projects proceed, initial disbursements are anticipated by the end of 2025, and the TEF could expand to $10 billion under a proposal from Governor Greg Abbott.

There exist certain headwinds confronting a significant resurgence in the pace of planning new developments of gas-fired power plants. Persistent supply chain constraints, which delay critical equipment delivery, and interconnect challenges that complicate grid integration delay project timelines and strain project financing. In addition, various cities, counties and states have adopted clean energy and carbon-free goals or objectives with achievement expected by a certain future date, typically 10 to 30 years out.

Solar and Wind Power

The net amount of electricity generation in the U.S. provided by utility-scale solar photovoltaic and wind facilities continues to rise. Together, such power facilities provided approximately 12%, 13% and 15% of the net amount of electricity generated by utility-scale power facilities in 2021, 2022 and 2023, respectively. The EIA projected that new photovoltaic solar and wind capacity will continue to be added to the utility-scale power fleet in the U.S. at a brisk pace, attributable to declines in costs of renewable power plants and power storage, an increase in the scale of energy storage capacity (i.e., battery farms and other energy storage technologies), the availability of valuable tax credits, and the overall political commitment to renewable energy.

Declining capital costs for solar panels, wind turbines and battery storage, as well as government subsidies like those included in the Inflation Reduction Act of 2022 (the “IRA”), were projected to result in renewables becoming increasingly cost effective compared with the alternatives when the costs of building new power capacity were considered. The EIA indicated that for 2024, of the approximately 62.8 gigawatts of new utility-scale electric-generating capacity that was planned to be added to U.S. power grids, approximately 71% was expected to come from solar and wind facilities.

Nuclear Power

Over the last several decades, the number of operating nuclear reactors has declined. Only four nuclear reactors have entered into commercial operation in the last thirty years, the most recent being the Vogtle Units 3 and 4, located in Georgia, which entered into commercial operations in July 2023 and April 2024, respectively. Suffering significant cost overruns—more than twice the initial estimates—and substantial delays, the Vogtle units have caused the industry to shift focus to smaller, more economical designs. The deployment of small modular reactors could mean lower construction and electricity costs through the use of simpler power plant designs, standardized components and passive safety measures.

The Regulatory Landscape

In August 2022, President Biden signed the IRA, a climate and healthcare bill that funds hundreds of billions of dollars in tax subsidies intended to combat climate change among other measures. However, it appears that receipt of the majority of the tax subsidies will be conditioned on the extent that taxpayers “buy American” and/or pay prevailing wages, among other requirements. Existing supply chains and skilled labor pools may lack the capacity to meet the demand that the incentives are intended to create. Therefore, the subsidies may not provide the economic incentives to renewable and other energy project owners to the extent that was expected. Furthermore, the IRA may face challenges from the new administration.

In May 2023, the Biden administration proposed new rules for the Environmental Protection Agency (the “EPA”) that are intended to drastically reduce greenhouse gases from coal- and gas-fired power plants that officials admit will cost such plants billions of dollars to comply fully by 2042. In April 2024, the EPA issued final rules that require coal-fired power plants that are expected to operate beyond 2039 to reduce their carbon emissions by 90% prior to 2032. For new gas-fired power plants, the rules require a sliding scale of carbon capture up to 90% based on the operational load of the individual power plant. Rules for existing natural gas power plants have been delayed until 2025 in response to concern that such rules could affect grid reliability. More recently, President-elect Trump has expressed strong opposition to the EPA’s emissions-regulating rules and has pledged to abolish them.

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

During his campaign and subsequent to his election, President-elect Trump has indicated his intent to impose heavy tariffs on imports from several nations, including Mexico, Canada, and China. These measures aim to address broader policy goals but could introduce supply chain inefficiencies, challenge current trade agreements with certain nations, and affect the cost and availability of materials critical to project execution.

The Power Grid Transition

Throughout the U.S., the risk of electricity shortages grows as the retirement of traditional power plants outpaces their replacement by renewable energy. Electric-grid operators are warning that power-generating capacity is struggling to keep up with demand. The challenge is that solar and wind farms do not produce electricity at all times, and they need large batteries to store their output for later use.

PJM Interconnection LLC (“PJM”) published a study in February 2023 that supported the growing concern that the reliability of power grids is being eroded by the rush to renewable power. The study indicates that the growth rate of electricity demand in the PJM footprint is likely to increase from electrification (i.e., shifts to electric-powered automobiles, electric appliances, etc.) coupled with the proliferation of high-demand data centers in the region. Thermal power generation facilities are being retired at a rapid pace, creating the risk that such retirements may outpace the construction of new power-generating facilities as PJM’s interconnection queue includes primarily intermittent and limited-duration renewable energy resources. Given the operating characteristics of renewable energy facilities and the weather, PJM will need multiple megawatts of renewable power and accompanying battery storage, and improvements in the transmission network, to replace a single megawatt of retired thermal generation.

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

Some of our recently completed and awarded EPC service contracts relate to the construction of natural gas-fired power plants located within the Mid-Atlantic geographic footprint of PJM, which operates a capacity market to ensure long-term grid reliability by securing the appropriate amount of power supply resources needed to meet forecasted energy demands in its region. Capacity payments by PJM represent meaningful portions of the revenue streams of qualifying power plants.

Beginning in 2021, annual capacity auctions suffered delays that, once held, resulted in lower prices than previous auctions. The results for the most recent auction that was delayed until July 2024 for the 2025/2026 delivery year, represent a reversal of the unfavorable trend. The auction resulted in a capacity price of approximately $269.92/MW-day for most of the PJM region, whereas the previous auction produced a capacity price of $28.92/MW-day. The significant increase in price was mainly driven by planned power generator retirements coupled with forecasted increases in peak power loads, indicating the market’s anticipation of a mismatch between the ability of the current grid to supply the growing demand for power. However, PJM’s market monitor alleged that flaws in the capacity market design inflated prices in the recent auction, allegations that PJM refutes. In response, PJM has delayed its next capacity auction, to be held for the 2026/2027 delivery year, in order to craft reforms.

Outlook for Natural Gas-Fired Power Plants

We believe that the lower operating costs of natural gas-fired power plants, the higher energy generating efficiencies of modern gas turbines, and the requirements for grid resiliency should sustain the demand for modern combined cycle and simple cycle gas-fired power plants in the future. We believe that the benefits of natural gas as a source of power are compelling, especially as a complement to the deployment of solar and wind-powered energy sources, and that the future long-term prospects for natural gas-fired power plant construction remain favorable as natural gas continues to be the primary source for power generation in our country. The future availability of less carbon-intense, higher efficiency and inexpensive natural gas in the U.S. should be a significant factor in the economic assessment of future power generation capacity additions, although the pace of new opportunities emerging may be restrained and the starts of awarded EPC projects may be delayed or cancelled due to the challenges described above.

The current scramble for electricity, regardless of source, may be clarifying that the 100% transition to renewable energy is in the distant future and has prompted, in part, renewed interest in not only carbon capture techniques, but carbon removal technologies as well. Governments, including the U.S., are taking initial steps to boost this industry. The success of this industry could reduce the climate-change fear associated with natural gas-fired power plants. We intend to execute an “all-of-the-above” approach in pursuing the construction of future facilities that support the energy transition, which we see as a continuation of our historical commitment to building cleaner energy plants.

International Power Markets

The foregoing discussion in this “Market Outlook” has focused on the state of the domestic power market as the EPC services business of GPS historically provides the predominant portion of our revenues. However, overseas power markets may continue to provide important new power construction opportunities for APC, especially across Ireland and the U.K.

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

Whereas in the U.K., prior to the elections in July 2024, the government had expressed support for new gas-fired power plants to offset the retirement of coal-fired plants, the retirement of aging gas plants, and the intermittency of renewable energy plants. However, with the general election in July 2024, the Labour Party, led by Prime Minister Keri Starmer, has shifted focus toward accelerating the transition to renewable energy while still acknowledging the role of gas as a transitional fuel.

APC is actively pursuing business opportunities for natural gas-fired power generation projects with its existing and new clients. GPS has been providing top management guidance and project management expertise to APC. Currently, APC is undergoing a comprehensive operational review, in collaboration with GPS, to enhance project management processes and profitability.

Industrial Construction Services Outlook

Industrial field services typically represent the majority of TRC’s annual revenues with the remaining revenues contributed by projects consisting solely of metal fabrication. The business footprint for TRC encompasses the Southeast region of the U.S. where there are many local and state governments that welcome industrial production facilities with ideal locations and with serious economic development programs and incentives. The national focus on infrastructure improvements, biotechnology advancements, energy storage and clean water have resulted in firms that are focused on these trends recently choosing TRC to participate in major construction projects in the region. Other important factors and trends include low state corporate tax rates, favorable labor migration patterns, the surface transportation infrastructure and the ready access to modern seaports.

Economic data supports our belief that TRC is ideally located in a leading manufacturing growth area of the U.S., which should continue to provide it with project opportunities going forward that will expand its business and industrial construction capabilities. Despite headwinds such as rising labor costs and skilled labor shortages, it is likely that the near-term will see a boost to construction associated with manufacturing, as well as the transportation and clean energy infrastructures, as funds from three key pieces of national legislation passed in 2021 and 2022 are expected to flow into the industry. These bills include the Infrastructure and Jobs Act, the IRA and the Creating Helpful Incentives to Produce Semiconductors Act, and they appear to be sustaining high construction industry confidence for 2024 and the future beyond.

Comparison of the Results of Operations for the Three Months Ended October 31, 2024 and 2023

The following schedule compares our operating results for the three months ended October 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended October 31,
	2024	2023	$ Change	% Change
REVENUES
Power industry services	$212,096	$121,300	$90,796	74.9%
Industrial construction services	41,337	38,434	2,903	7.6
Telecommunications infrastructure services	3,575	4,021	(446)	(11.1)
Revenues	257,008	163,755	93,253	56.9
COST OF REVENUES
Power industry services	173,283	107,781	65,502	60.8
Industrial construction services	36,757	33,899	2,858	8.4
Telecommunications infrastructure services	2,641	2,840	(199)	(7.0)
Cost of revenues	212,681	144,520	68,161	47.2
GROSS PROFIT	44,327	19,235	25,092	130.4
Selling, general and administrative expenses	13,995	11,375	2,620	23.0
INCOME FROM OPERATIONS	30,332	7,860	22,472	285.9
Other income, net	6,646	3,733	2,913	78.0
INCOME BEFORE INCOME TAXES	36,978	11,593	25,385	219.0
Income tax expense	8,968	6,129	2,839	46.3
NET INCOME	$28,010	$5,464	$22,546	412.6%

Revenues

Consolidated revenues for the three months ended October 31, 2024 were $257.0 million, which represented an increase of $93.2 million, or 56.9%, from consolidated revenues of $163.8 million reported for the three months ended October 31, 2023. The overall improvement in revenues was due to increases in revenues between quarters for our power industry services and industrial construction services segments, as presented in the table above.

Power Industry Services

The revenues of the power industry services segment, representing the businesses of GPS and APC, increased by 74.9%, or $90.8 million, to $212.1 million for the three months ended October 31, 2024 compared with revenues of $121.3 million for the three months ended October 31, 2023 as the quarterly construction activities increased for the Midwest Solar and Battery Projects, the Trumbull Energy Center, the 405 MW Midwest Solar Project and the Louisiana LNG Facility. The increase in revenues between quarters was partially offset by decreased construction activities associated with the Guernsey Power Station project, the Shannonbridge Power Project and the ESB FlexGen Peaker Plants, as those projects have concluded. The revenues of this business segment represented approximately 82.5% of consolidated revenues for the quarter ended October 31, 2024 and 74.1% of consolidated revenues for the corresponding prior year quarter.

The primary drivers for this segment’s revenues for the three months ended October 31, 2023, were the construction of the Shannonbridge Power Project, the Trumbull Energy Center and the ESB FlexGen Peaker Plants.

Industrial Construction Services

The revenues of our industrial construction services segment, representing the business of TRC, increased by $2.9 million, or 7.6%, to $41.3 million for the three months ended October 31, 2024 compared to revenues of $38.4 million for the three months ended October 31, 2023. For the three months ended October 31, 2024 and 2023, the revenues of this segment represented 16.1% and 23.5% of consolidated revenues for the corresponding periods.

Telecommunications Infrastructure Services

The revenue results of this business segment, which represent the business of SMC, were $3.6 million for the three-month period ended October 31, 2024, a decrease of $0.4 million, or 11.1%, from the amount of revenues earned during the three months ended October 31, 2023.

Cost of Revenues

With the increase in consolidated revenues for the three months ended October 31, 2024 compared with last year’s third quarter ended October 31, 2023, the consolidated cost of revenues also increased between the quarters. These costs were $212.7 million and $144.5 million for the three-month periods ended October 31, 2024 and 2023, respectively, representing an increase of approximately 47.2%.

For the three-month period ended October 31, 2024, we reported a consolidated gross profit of approximately $44.3 million, which represented an increase from the gross profit reported for the three-month period ended October 31, 2023 in the amount of $19.2 million.

The gross profit percentage of corresponding consolidated revenues increased to 17.2% for the three-month ended October 31, 2024, from 11.7% of corresponding consolidated revenues in the comparable prior year period. The increase in the gross profit percentage during the current period was primarily due to the changing mix of projects, strong execution and certain positive project closeouts. Additionally, during the three-month period ended October 31, 2023, gross profit was negatively impacted by losses recorded on the Kilroot Project, which reduced margins by approximately $10.7 million. The gross profit percentages of corresponding revenues for the power industry services, industrial construction services and the telecommunications infrastructure services segments were 18.3%, 11.1% and 26.1%, respectively, for the quarter ended October 31, 2024.

The gross profit percentages of corresponding revenues for the power industry services, industrial construction services and the telecommunications infrastructure services segments were 11.1%, 11.8% and 29.4%, respectively, for the quarter ended October 31, 2023.

Selling, General and Administrative Expenses

These costs were $14.0 million and $11.4 million for the three months ended October 31, 2024 and 2023, respectively, and represented 5.4% and 6.9% of corresponding consolidated revenues, respectively.

Other Income, Net

Other income, net, for the three months ended October 31, 2024 was $6.6 million, which reflected income earned during the period on investments in the total amount of approximately $4.8 million, as the weighted average balances of investments are meaningfully higher this year, and earnings related to cash and cash equivalent balances.

Other income, net, for the three months ended October 31, 2023 was $3.7 million, which reflected primarily income earned during the period on investments in the total amount of approximately $4.0 million.

Income Taxes

We incurred income tax expense for the three months ended October 31, 2024 in the amount of approximately $9.0 million, which represents an effective income tax rate of 24.3%. This effective tax rate differs from the statutory federal tax rate of 21% due primarily to the typically unfavorable estimated effects of state income taxes and permanent differences. For the three months ended October 31, 2023, we reported income tax expense in the amount of approximately $6.1 million, which represented an effective tax rate of 52.9% for the period. This effective tax rate differed from the statutory federal tax rate due primarily to the unrecognized tax loss benefit of the net operating loss incurred by the subsidiary of APC located in the U.K.

Net Income

For the three months ended October 31, 2024, our overall operating profit performance resulted in net income in the amount of $28.0 million, or $2.00 per diluted share. For the comparable period last year, we reported net income in the amount of $5.5 million, or $0.40 per diluted share.

Comparison of the Results of Operations for the Nine Months Ended October 31, 2024 and 2023

The following schedule compares our operating results for the nine months ended October 31, 2024 and 2023 (dollars in thousands):

	Nine Months Ended October 31,
	2024	2023	$ Change	% Change
REVENUES
Power industry services	$496,122	$296,821	$199,301	67.1%
Industrial construction services	134,678	101,497	33,181	32.7
Telecommunications infrastructure services	10,905	10,461	444	4.2
Revenues	641,705	408,779	232,926	57.0
COST OF REVENUES
Power industry services	422,508	255,210	167,298	65.6
Industrial construction services	117,836	88,537	29,299	33.1
Telecommunications infrastructure services	7,985	7,831	154	2.0
Cost of revenues	548,329	351,578	196,751	56.0
GROSS PROFIT	93,376	57,201	36,175	63.2
Selling, general and administrative expenses	37,848	32,467	5,381	16.6
INCOME FROM OPERATIONS	55,528	24,734	30,794	124.5
Other income, net	17,044	7,222	9,822	136.0
INCOME BEFORE INCOME TAXES	72,572	31,956	40,616	127.1
Income tax expense	18,482	11,616	6,866	59.1
NET INCOME	$54,090	$20,340	$33,750	165.9%

Revenues

Consolidated revenues for the nine months ended October 31, 2024 were $641.7 million, which represented an increase of $232.9 million, or 57.0%, from consolidated revenues of $408.8 million reported for the nine months ended October 31, 2023. The overall improvement in revenues was due to increases in revenues for all three of our reportable segments, as presented in the table above.

Power Industry Services

The revenues of the power industry services segment, representing the businesses of GPS and APC, increased by 67.1%, or $199.3 million, to $496.1 million for the nine months ended October 31, 2024 compared with revenues of $296.8 million for the nine months ended October 31, 2023 as the construction activities increased for the Midwest Solar and Battery Projects, the Trumbull Energy Center, the 405 MW Midwest Solar Project and the Louisiana LNG Facility. The increase in revenues between periods was partially offset by decreased construction activities associated with the Guernsey Power Station project, the ESB FlexGen Peaker Plants, the Shannonbridge Power Project and the Kilroot Project, as those projects have concluded. The revenues of this business segment represented approximately 77.3% of consolidated revenues for the nine months ended October 31, 2024 and 72.6% of consolidated revenues for the nine months ended October 31, 2023.

The primary drivers for this segment’s revenues for the nine months ended October 31, 2023, were the construction activities of the Shannonbridge Power Project, the Trumbull Energy Center and the ESB FlexGen Peaker Plants.

Industrial Construction Services

The revenues of our industrial construction services segment, representing the business of TRC, increased by $33.2 million, or 32.7%, to $134.7 million for the nine months ended October 31, 2024 compared to revenues of $101.5 million for the nine months ended October 31, 2023 as the amounts of field services construction activities increased meaningfully between periods, partially offset by decreased supporting vessel fabrication work between periods. For the nine months ended October 31, 2024 and 2023, the revenues of this segment represented 21.0% and 24.8% of consolidated revenues for the corresponding periods.

Telecommunications Infrastructure Services

The revenue results of this business segment, which represent the business of SMC, were $10.9 million for the nine-month period ended October 31, 2024, an increase of $0.4 million, or 4.2%, from the amount of revenues earned during the nine months ended October 31, 2023.

Cost of Revenues

With the increase in consolidated revenues for the nine months ended October 31, 2024 compared with the nine months ended October 31, 2023, the consolidated cost of revenues also increased between the quarters. These costs were $548.3 million and $351.6 million for the nine-month periods ended October 31, 2024 and 2023, respectively, representing an increase of approximately 56.0%.

For the nine-month period ended October 31, 2024, we reported a consolidated gross profit of approximately $93.4 million, which represented a gross profit percentage of approximately 14.6% of corresponding consolidated revenues. For the nine-month period ended October 31, 2023, we reported a consolidated gross profit of approximately $57.2 million, which represented a gross profit percentage of approximately 14.0% of corresponding consolidated revenues. The gross profit percentage increased between periods primarily due to the changing mix of projects and contract types. Additionally, during the nine-month periods ended October 31, 2024 and 2023, gross profit was negatively impacted by losses recorded on the Kilroot Project, which reduced margins by approximately $2.6 million and $11.5 million, respectively. The gross profit percentages of corresponding revenues for the power industry services, industrial construction services and the telecommunications infrastructure services segments were 14.8%, 12.5% and 26.8%, respectively, for the nine months ended October 31, 2024.

The gross profit percentages of corresponding revenues for the power industry services, industrial construction services and the telecommunications infrastructure services segments were 14.0%, 12.8% and 25.1%, respectively, for the nine months ended October 31, 2023.

Selling, General and Administrative Expenses

These costs were $37.8 million and $32.5 million for the nine months ended October 31, 2024 and 2023, respectively, and represented 5.9% and 7.9% of corresponding consolidated revenues, respectively.

Other Income, Net

Other income, net, for the nine months ended October 31, 2024 was $17.0 million, which reflected income earned during the period on investments in the total amount of approximately $14.0 million, as the weighted average balances of investments are meaningfully higher this year, and earnings related to cash and cash equivalent balances.

Other income, net, for the nine months ended October 31, 2023 was $7.2 million, which reflected income earned during the period on investments in the total amount of approximately $9.7 million, partially offset by the wire-transfer fraud loss of $3.0 million that occurred and was recorded in the first quarter of Fiscal 2024.

Income Taxes

We incurred income tax expense for the nine months ended October 31, 2024 in the amount of approximately $18.5 million, which represents an effective income tax rate of 25.5%. This effective tax rate differs from the statutory federal tax rate of 21% due primarily to the typically unfavorable estimated effects of state income taxes. For the nine months ended October 31, 2023, we reported income tax expense in the amount of approximately $11.6 million, which represented an effective tax rate of 36.3% for the period. This effective tax rate differed from the statutory federal tax rate due primarily to the unrecognized tax loss benefit of the net operating loss incurred by the subsidiary of APC located in the U.K.

Net Income

For the nine months ended October 31, 2024, our overall operating profit performance resulted in net income in the amount of $54.1 million, or $3.91 per diluted share. For the comparable period last year, we reported net income in the amount of $20.3 million, or $1.50 per diluted share.

Liquidity and Capital Resources as of October 31, 2024

At October 31 and January 31, 2024, our balances of cash and cash equivalents were $175.3 million and $197.0 million, respectively, which represented a decrease of $21.7 million during the current fiscal year.

The net amount of cash provided by operating activities for the nine months ended October 31, 2024 was $123.0 million. Our net income for the nine months ended October 31, 2024, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $66.6 million. The temporary increase in contract liabilities of $89.6 million represented a source of cash, primarily due to the net effect of the early phase of construction activities on certain GPS projects. The increase in the combined level of accounts payable and accrued expenses in the amount of $43.7 million represented a meaningful source of cash during the period as well. The decrease in contract assets of $3.6 million and the decrease of other assets of $4.5 million represented sources of cash during the period. The increase of accounts receivable in the amount of $85.1 million, which represented a use of cash during the period, was due primarily to the increase in revenues during the period, but also related to the Kilroot Project.

During the nine months ended October 31, 2024, our primary source of cash from investing activities was the net maturities of CDs issued by the Bank, in the amount of $17.5 million. We used $100.8 million, net of maturities, to invest in available-for-sale securities consisting of U.S. Treasury notes and a U.S. corporate debt security. We also used $3.3 million to fund our remaining capital contribution obligation to a solar energy project and $5.2 million for the purchases of property, plant and equipment.

For the nine months ended October 31, 2024, we used $17.6 million cash in financing activities, including $13.3 million used for the payment of regular cash dividends and $0.6 million used to repurchase shares of common stock pursuant to our share repurchase program. We also used $3.7 million for share-based award settlements, which represented the net of payments of $10.1 million for withholding taxes reimbursed by shares of common stock and $6.4 million of proceeds from the exercise of stock options during the period. As of October 31, 2024, there were no restrictions with respect to intercompany payments between the holding company, GPS, TRC, APC and SMC.

At October 31, 2024, a portion of our balance of cash and cash equivalents was invested in a money market fund with most of its net assets invested in cash, U.S. Treasury notes and repurchase agreements secured by U.S. government obligations. The major portion of our domestic operating bank account balances are maintained with the Bank. We do maintain certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of the operations of APC. Other investments of our available cash, which included CDs, U.S. Treasury notes and a corporate debt security, totaled approximately $330.9 million as of October 31, 2024, are classified as current assets.

In order to monitor the actual and necessary levels of liquidity for our business, we focus on net liquidity, or working capital, in addition to our cash balances. During the nine months ended October 31, 2024, our net liquidity increased by $36.1 million to $281.0 million from $244.9 million as of January 31, 2024, due primarily to our net income for the period, partially offset by the payment of cash dividends. As we have no debt service, as our fixed asset acquisitions in a reporting period are typically low, and as our net liquidity includes our investments, our levels of working capital are not subjected to the volatility that affects our levels of cash and cash equivalents.

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

Together, the New Credit Agreement, the companion facility, and the parent company guarantee are hereinafter referred to as the “Credit Facilities.” The Credit Facilities include customary terms, covenants and events of default for credit facilities of this size and nature. Despite the reduction in the base amount of the credit commitment provided by the New Credit Agreement, the increased accordion amount and the addition of the companion facility provide the Company with greater flexibility in managing its credit requirements, at a potentially lower overall cost.

At October 31, 2024 and January 31, 2024, we did not have any borrowings outstanding under the New Credit Agreement and Expired Credit Agreement, respectively. At October 31, 2024, there were no outstanding letters of credit issued under the Credit Facilities.

We have pledged the majority of the Company’s assets to secure our financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The New Credit Agreement requires that the Company comply with certain financial covenants at its fiscal year-end and at each fiscal quarter-end. The New Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of October 31, 2024, we were in compliance with the covenants and other requirements of the New Credit Agreement.

In the normal course of business and for certain major projects, we may be required to obtain surety or performance bonding, to provide parent company guarantees, or to cause the issuance of letters of credit (or some combination thereof) in order to provide performance assurances to clients on behalf of one of our subsidiaries. If our services under a guaranteed project would not be completed or would be determined to have resulted in a material defect or other material deficiency, then we could be responsible for monetary damages or other legal remedies. As is typically required by any surety bond, we would be obligated to reimburse the issuer of any surety bond for any cash payments made thereunder. The commitments under performance bonds generally end concurrently with the expiration of the related contractual obligation. Not all of our projects require bonding.

As of October 31, 2024, the estimated amounts of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, was approximately $0.3 billion. As of October 31, 2024, the outstanding amount of bonds covering other risks, including warranty obligations and contract payment retentions related to completed activities, was $22.9 million.

We have also provided a financial guarantee, subject to certain terms and conditions, up to the amount of $3.6 million in support business development efforts. An estimated loss related to this guarantee was recorded during Fiscal 2022.

In prior years, we made investments in limited liability companies that make equity investments in solar energy projects that are eligible to receive energy tax credits, for which we have received substantially all of the income tax benefits associated with those investments. In Fiscal 2024, we made an investment of approximately $5.1 million cash in a solar tax credit entity. During the nine months ended October 31, 2024, we made the final $3.3 million cash payment committed to this solar fund. It is likely that we will evaluate opportunities to make other solar energy investments of this type in the future.

We believe that cash on hand, our cash equivalents, cash that will be provided from the maturities of short-term investments and other debt securities and cash generated from our future operations, with or without funds available under our New Credit Agreement, will be adequate to meet our general business needs in the foreseeable future. In general, we maintain significant liquid capital in our consolidated balance sheet to ensure the maintenance of our bonding capacity and to provide parent company performance guarantees for EPC and other construction projects, in addition to supporting our operations with necessary working capital.

However, any significant future acquisition, investment or other unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

The tables following immediately below present the determinations of EBITDA for the three and nine months ended October 31, 2024 and 2023, respectively (amounts in thousands).

	Three Months Ended
	October 31,
	2024	2023
Net income, as reported	$28,010	$5,464
Income tax expense	8,968	6,129
Depreciation	433	489
Amortization of intangible assets	98	98
EBITDA	$37,509	$12,180

	Nine Months Ended
	October 31,
	2024	2023
Net income, as reported	$54,090	$20,340
Income tax expense	18,482	11,616
Depreciation	1,376	1,524
Amortization of intangible assets	293	294
EBITDA	$74,241	$33,774

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

We consider the accounting policies related to revenue recognition on long-term construction contracts; income tax reporting; and the financial reporting associated with any significant claims or legal matters to be most critical to the understanding of our financial position and results of operations. An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report. During the nine months ended October 31, 2024, there have been no material changes in the way we apply the critical accounting policies described therein.

Recently Issued Accounting Pronouncements

See Note 1 to the accompanying condensed consolidated financial statements for discussion on recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates; changes in foreign currency exchange rates; fluctuations in prices for commodities including steel products, copper, lumber, concrete and fuel; and global supply disruptions, among other market risks.

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

There have been no material changes to the Company’s market risks during the nine months ended October 31, 2024. For a broader discussion of the Company’s exposure to market risks, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of October 31, 2024. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to the Company and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure in the reports.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended October 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information related to our share repurchases for the three months ended October 31, 2024 follows:

				Approximate Dollar
			Total Number of	Value of Shares That May Yet
			Shares Purchased as Part	Be Purchased under the
	Total Number of	Average Price per	of Publicly Announced	Plans or Programs
Period	Shares Repurchased	Share Paid	Plans or Programs	(Dollars in Thousands)
August 1 - 31, 2024	5,700	$69.14	5,700	$23,373
September 1 - 30, 2024	114,296	$94.92	—	$23,373
October 1 - 31, 2024	1,133	$122.15	—	$23,373
Total	121,129		5,700

For the month ended September 30, 2024, we accepted 114,296 shares of our common stock at the average price per share of $94.92 for the exercise price and/or tax withholding in connection with stock option exercises and restricted stock unit settlements that occurred during the month. For the month ended October 31, 2024, we accepted 1,133 shares of our common stock at the average price per share of $122.15 for the exercise price and/or tax withholding in connection with stock option exercises and restricted stock unit settlements that occurred during the month.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

During the quarter ended October 31, 2024, no director or officer of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Title
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on April 10, 2019).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on April 15, 2009).
10.1

Second Amended and Restated Replacement Credit Agreement, dated May 24, 2024, among Argan, Inc. and certain subsidiaries of Argan, Inc., as borrowers, and Bank of America, N.A., as the lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 31, 2024).

10.2

Master Issuance and Indemnity Agreement, dated May 31, 2024, between Atlantic Projects Company Limited and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 31, 2024).

10.3

Guarantee of Payment Agreement, dated May 24, 2024, between Argan, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 31, 2024).

10.4

Employment Agreement between Argan, Inc. and Joshua S. Baugher effective September 16, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2024).

10.5

Employment Agreement between Argan, Inc. and David H. Watson effective September 16, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 18, 2024).

10.6

Employment Agreement between Argan, Inc. and Charles Collins IV effective September 16, 2024 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 18, 2024).

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

ARGAN, INC.

December 5, 2024	By:	/s/ David H. Watson
David H. Watson
President and Chief Executive Officer

December 5, 2024	By:	/s/ Joshua S. Baugher
Joshua S. Baugher
Senior Vice President, Chief Financial Officer and
Treasurer