Form 10-K
period 2025-01-31
ARGAN INC
filed 2025-03-27
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended January 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission File Number 001-31756

ARGAN, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-1947195
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4075 Wilson Boulevard, Suite 440, Arlington, Virginia	22203
(Address of Principal Executive Offices)	(Zip Code)

(301) 315-0027

(Issuer’s Telephone Number, Including Area Code)

One Church Street, Suite 201, Rockville, Maryland 20850

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

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $714,255,961 on July 31, 2024 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price on the NYSE as reported for that date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 21, 2025: 13,634,214 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this form 10-K.

ARGAN, INC. AND SUBSIDIARIES

2025 ANNUAL REPORT ON FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (the “2025 Annual Report”) that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements.

Our forward-looking statements, financial position and results of operations, are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for existing operations that do not include the potential impacts of any future acquisitions.

Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of this 2025 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS.

Argan, Inc. (“Argan”) is primarily a construction firm that conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), Atlantic Projects Company Limited and affiliates (“APC”), The Roberts Company, Inc. (“TRC”) and Southern Maryland Cable, Inc. (“SMC”) (together referred to as the “Company,” “we,” “us,” or “our”). GPS and APC constitute our power industry services reportable segment, delivering a comprehensive suite of engineering, procurement, construction, commissioning, maintenance, project development and technical consulting services to the power generation market, including the renewable energy sector. The customers include primarily independent power project owners, public utilities, power plant heavy equipment suppliers and other commercial firms with significant power requirements. Projects are located in the United States (the “U.S.”), the Republic of Ireland (“Ireland”) and the United Kingdom (the “U.K.”). Through TRC, the industrial construction services reportable segment provides field services and project management that support new plant construction and additions, maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the Southeast region of the U.S. and that may include the fabrication, delivery and installation of steel components such as piping systems and pressure vessels. Through SMC, doing business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region of the U.S. Together, these subsidiaries enable us to serve a wide range of client needs across power generation, industrial construction, and telecommunications infrastructure, establishing our presence as a diversified provider in the construction and engineering sectors.

Holding Company Structure

Argan was organized as a Delaware corporation in May 1961. Argan operates as a holding company that may make opportunistic acquisitions and/or investments by identifying companies with significant potential for profitable growth and realizable synergies with one or more of our existing construction businesses. However, we may have more than one industrial focus depending on the opportunity and/or needs of our customers. Each of our wholly owned subsidiaries is operated as an independent business with strategic oversight provided by Argan to allow each to react to its own market conditions independently. Significant acquired companies will be operated in a manner that we believe will best provide long-term and enduring value for our stockholders.

Power Industry Services

GPS, which we acquired in 2006, historically provides the most significant percentage of our power industry services. As a full-service engineering, procurement and construction (“EPC”) services firm, GPS has the proven abilities of designing, building and commissioning large-scale energy projects primarily in the U.S. The extensive design, construction, project management, start-up and operating experience of GPS has expanded since its founding, with a substantial portfolio of installed power-generating capacity, primarily in the domestic market. Past projects encompass base-load combined-cycle facilities, simple-cycle peaking plants, liquefied natural gas power island installation, and boiler plant construction and renovation efforts. GPS also has experience in the renewable energy sector providing EPC contracting and other services to owners of alternative energy facilities, including biomass plants, solar fields, battery storage and wind farms. Typically, the scope of work for GPS includes complete plant engineering and design, the procurement of power generation and balance of plant equipment, and the full turnkey construction effort from site development through electrical interconnection and plant performance testing. The durations of these projects typically range between one to four years.

This reportable business segment also includes APC, a company formed in Ireland 50 years ago, and its affiliated companies, which we acquired in May 2015. Historically, APC primarily provided turbine, boiler and large rotating equipment engineering, procurement, installation, commissioning and outage services to power plants in Ireland. Since its acquisition in 2015, APC has expanded operations to the U.K. APC currently focuses on the performance of engineering and construction services for the major electric utilities in Ireland, independent power plant owners, major data center operators and original equipment manufacturers. APC’s business in Ireland and the U.K. represents the Company’s primary international operations.

The revenues of our power industry services business segment were $693.0 million, $416.3 million and $346.0 million for the fiscal years ended January 31, 2025 (“Fiscal 2025”), 2024 (“Fiscal 2024”) and 2023 (“Fiscal 2023”), respectively, or 79%, 73% and 76% of our consolidated revenues for the corresponding periods, respectively. The substantial portions of the revenues of this reportable segment for these three years were derived from the performance of activities by GPS and APC under EPC services and other construction contracts with the owners of power plant projects.

Power Industry Services Project Backlog

At January 31, 2025, the project backlog for this reporting segment was over $1.3 billion. The comparable backlog amount as of January 31, 2024 was approximately $0.6 billion. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects.

Typically, we include the total value of EPC services and other major construction contracts in project backlog upon receiving a notice to proceed from the project owner. When provided with only a limited notice to proceed (“LNTP”), we generally do not add the value of the full contract to project backlog until the full notice to proceed (“FNTP”) is received. Nevertheless, the inclusion of contract values in project backlog requires management judgment based on the facts and circumstances.

The significant currently active projects of our power industry services segment include the construction of facilities which together represent approximately 2.9 gigawatts of potential electrical power and require the significant engagements of our technical, project support and project management teams. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of currently active major projects for this reporting segment.

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

Labor and Materials

We perform work on job sites in different states and countries. The skilled craft labor pool is unique in each region due to a variety of factors, including different employment environments, competing infrastructure projects located near our sites that utilize the same labor pool, and decreased and aging labor pools resulting from demographic trends. As such, we take a carefully considered and tailored approach at each job site to acquire and retain the required personnel resources when we need them, especially craft labor, and to maintain optimum productivity on each of our projects. Depending on the project, we may utilize direct hires, subcontractors, existing internal personnel, or a combination of the three. To date, we generally have managed to successfully staff each of our jobs effectively, but going forward we may be challenged by labor shortages in the construction industry due to rising wages, demographic trends and other factors. Additionally, competition for the labor pool capable of building power plant projects is increasing as the demand for building power generating assets continues to grow.

In connection with the engineering and construction of traditional power plants, biodiesel plants and other renewable energy systems, we procure materials for installation on our various projects. We are not dependent upon any one source for major equipment components, such as heat recovery steam generation units, steam turbines and air-cooled condensers, solar panels or any other construction materials we use to complete a particular power project, although the number of suppliers providing such equipment is limited. With our assistance, project owners frequently procure and supply certain major components of the power plants, such as state-of-the-art natural gas turbines and transformers. We have significant experience in delivering EPC projects with the latest turbine technology and working with all major gas-fired turbine manufacturers to meet each project owner’s specific power plant requirements. EPC project requirements may vary considerably. Additionally, we have protections in our contracts with major customers that provide certain relief that helps to mitigate certain financial risks, but these protections could be limited depending on the underlying issues and the financial challenges of our customers.

In the past, we have had to navigate supply chain disruptions and other sourcing issues that have or could have impacted our projects. For example, currently there are significant supply chain constraints driven by the increased demand for power, which are affecting the availability of critical components such as gas turbines and other long lead-time equipment, such as transformers. These constraints are causing delays in the construction timelines for new gas-fired power plants. As we go forward, there may be unscheduled delays in the delivery of materials, machinery and equipment ordered by us or a project owner or other unanticipated challenges to our ability to complete major job tasks when planned, among other impacts. We actively attempt to manage these risks during periods of uncertainty. Supply chain uncertainties may impact project owners’ confidence in commencing new work which may adversely affect our expected levels of revenues until supply chain disruptions substantially dissipate.

The costs of materials needed for the completion of our projects may fluctuate from time to time. In times of increased volatility, we take steps to reduce our risks. For example, we may hold quotes related to materials in our industrial construction services segment for short periods of time. For major fixed-price contracts in our power industry services segment, we may mitigate material cost risks by procuring the majority of the equipment and construction supplies during the early phases of a project. During recent fiscal years, we believe in general that we effectively confronted the economic challenges to our active jobs represented by the inflationary surge in prices.

For supply chains and materials costs, there are new uncertainties caused by the current U.S. administration’s increased use of tariffs as leverage in the conduct of diplomacy. A primary concern is that the imposition of tariffs by the U.S. against its trade partners will prompt retaliations that will have adverse effects on the availability and prices of general construction materials and certain power plant equipment. Proposed tariffs on imported materials, including steel and aluminum, could significantly impact the cost of building power plants. As the current U.S. administration’s approach to tariffs remains fluid at this time, the full extent of these effects remains uncertain. Delays in material shipments may extend project timelines, while fluctuating costs could complicate budgeting and contract negotiations. This uncertainty may also discourage investment in new power plant construction, creating financial and operational risks for the industry.

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

The competitive landscape in the EPC services market for natural gas-fired power plant construction has evolved significantly over the past decade. While the market remains dynamic, we are in an era where there are fewer competitors for new domestic gas-fired power plant EPC services project opportunities, especially for combined power plants. Several major competitors have either exited the market, been acquired, or announced intentions to avoid fixed-price contracts due to various financial and operational reasons. Intense competition led to aggressive bidding on projects while certain contractors accepted greater risks associated with the inability to anticipate unforeseen issues and the failure to include adequate contingencies to cover lower-than expected labor productivity, unfavorable execution challenges and unusual weather events, for example. As a result, construction and engineering companies, including some of the largest firms in the country, incurred losses related to performance on fixed-price contracts. Despite these challenges, sustained competition has supported the continuation of fixed-price contracting in the U.S., maintaining the typical volume of projects completed under these terms.

Recently, however, increasing demand for new gas-fired power plants has begun to shift the competitive landscape again. As utilities and developers seek to expand generation capacity, more firms may re-enter the market, either by restarting their EPC operations, expanding their capabilities, or shifting their contracting strategies to re-engage in bidding. This resurgence of competition could influence pricing dynamics, contract structures, and project execution strategies as both new and returning competitors seek to establish themselves in the evolving market. The firms that remain active in this space continue to be highly capable and competitive.

Our competition for domestic renewable energy projects like solar energy fields and land-based wind energy farms is more diverse and may include firms that are smaller than us.

We are not immune to the risks of losses on major projects. Nonetheless, we try to be particularly selective in pursuing new project opportunities and are reluctant to enter into fixed-price contracts with perceived high-risk profiles that are unacceptable. The track record of GPS has demonstrated that fixed-price contracts can be successfully executed when managed effectively, providing opportunities for strong financial performance. We are confident that our project management teams have gained the experience necessary for successful execution on these types of contracts as we go forward although we are aware of the risks involved.

Over the past few years, GPS has provided top management guidance and project management expertise to APC as it successfully completed certain projects and won the awards of projects to build new thermal power plants in Ireland and the U.K. Currently, APC is completing a comprehensive operational review, in collaboration with GPS and at the direction of certain GPS leadership, to enhance project management processes and profitability.

Customers

For Fiscal 2025, our most significant customer relationships included three power industry services customers, which accounted for approximately 28%, 13% and 10% of consolidated revenues. For Fiscal 2024, our most significant customer relationships included three power industry services customers, which accounted for 19%, 16% and 15% of consolidated revenues. For Fiscal 2023, our most significant customer relationships included two power industry services customers, which accounted for 38% and 12% of consolidated revenues. No other customer of this reportable segment represented greater than 10% of consolidated revenues for Fiscal 2025, Fiscal 2024 or Fiscal 2023.

Regulation

Our power industry services operations are subject to various federal, state, local and foreign laws and regulations including: licensing for contractors; building codes; permitting and inspection requirements applicable to construction projects; regulations relating to worker safety and environmental protection; and special bidding, procurement and employee compensation requirements. Many state and local regulations governing construction require permits and licenses to be held by individuals who have passed an examination or met other requirements. We believe that we have the licenses required to conduct our current operations and that we are in compliance with applicable regulatory requirements.

Energy facilities, including the pipelines required to supply natural gas fuel to power plants, are subject to a myriad of federal and state laws and regulations governing environmental protection, air quality, water quality and noise and height restrictions. While regulations in the U.S., Ireland, and the U.K. have favored the development of renewable energy sources in recent history, policy shifts as of late indicate a more balanced approach, with increasing recognition of natural gas as a reliable and necessary component of the energy mix. Evolving regulatory frameworks, including permitting reforms and policy adjustments, are creating a more favorable environment for the continued development of natural gas-fired power plants. These changes may support a steadier pace of gas-fired power plant construction than previously anticipated while still allowing for continued growth in renewable energy facility development.

Development Financing

We selectively participate in power plant project development and related financing activities 1) to maintain a proprietary pipeline for future EPC services contract opportunities, 2) to secure exclusive rights to EPC contracts, and 3) to generate a return on our investment. EPC contractors in our industry also periodically execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies for the purpose of completing a project or program for a project owner. These special purpose entities are generally dissolved upon completion of the corresponding project or program. In Fiscal 2025, we funded a loan to a special purpose entity in the amount of $5.0 million to support the development phase of a natural gas-fired power plant (see Note 18 to the accompanying consolidated financial statements).

However, not all such business development endeavors are successful and we have recorded impairment losses as a result in the past (see Note 15 to the accompanying consolidated financial statements).

Industrial Construction Services

TRC was founded in 1977 and its fabrication facility and offices are located near Greenville, North Carolina. TRC is an industrial construction and field services firm with steel pipe and vessel fabrication capabilities serving industrial organizations primarily in the Southeast region of the U.S.

During Fiscal 2023, TRC consolidated its metal fabrication plants and support structures into one industrial fabrication and warehouse facility that totals over 90,000 square feet. The consolidation reduced fixed costs and notably streamlined the business, which has permitted TRC to focus primarily on its industrial field service opportunities, which includes construction projects. TRC operates within its own reportable business segment, industrial construction services. Industrial field service construction projects typically represent the majority of TRC’s annual revenues with the remaining revenues contributed by projects consisting primarily of metal pipe and vessel fabrication. The revenues of TRC have increased over the past two fiscal years to $167.6 million for Fiscal 2025 from $92.8 million for Fiscal 2023, reflecting a business development emphasis on the awards of larger field service construction projects. The emphasis on these opportunities influenced the strategic decision to consolidate the pipe and vessel fabrication facilities to reduce fixed costs, streamline operations and better support a growing and scalable business model.

Recent and current major customers of TRC include Nutrien Ltd., the global fertilizer company; Jacobs Solutions Inc., an international engineering and construction firm that is building a significant biotechnology manufacturing facility in the research triangle area of North Carolina; North America’s largest forest products companies such as Weyerhaeuser Company, International Paper and Domtar Corporation; water treatment facilities and various other industrial companies. These relationships demonstrate that TRC is a trusted industrial services provider to blue chip customers from around North America, and from countries around the world, that are expanding or locating new production facilities in TRC’s geographic region. For Fiscal 2025, Fiscal 2024 and Fiscal 2023, TRC reported revenues of $167.6 million, $142.8 million and $92.8 million, respectively, or approximately 19%, 25% and 20% of consolidated revenues for the corresponding years, respectively.

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

Services provided to our outside premises customers include trenchless directional boring and excavation for underground communication and power networks, aerial cabling services, and the installation of buried cable, high and low voltage electric lines, and private area outdoor lighting systems. Inside premises wiring services include structured cabling, terminations and connectivity that provide the physical transport for high-speed data, voice, video and security networks.

Consistently, a major portion of SMC’s revenue-producing activity each year is performed pursuant to task or work orders issued under master agreements with SMC’s major customers such as Southern Maryland Electric Cooperative, the local electricity cooperative. Over the last three years, other major customers have included counties and municipalities located in Maryland; certain state government agencies in Maryland; and technology-oriented government contracting firms in the Washington, D.C. metropolitan area. Through an acquisition in December 2021, SMC expanded its business footprint into the Tidewater area of Virginia. In November 2024, we hired a new chief executive officer for SMC who brings over 25 years of industry experience and will focus on expanding the market presence of the business segment.

The revenues of SMC were $13.5 million, $14.3 million and $16.2 million for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively, or approximately 2%, 2% and 4% of our consolidated revenues for the corresponding years, respectively.

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

Employees

The total number of personnel employed by us is subject to the volume of construction in progress and the relative amount of work performed by subcontractors. We had 1,595 employees at January 31, 2025, substantially all of whom were full-time. We believe that our employee relations are generally good.

Financing Arrangements

Previously, we were a party to an amended and restated credit agreement (the “Expired Credit Agreement”) that provided us a lending commitment of $50.0 million, including a revolving loan and an accordion feature which allowed for an additional commitment amount of $10.0 million, subject to certain conditions. The expiration date of the Expired Credit Agreement was May 31, 2024.

On May 24, 2024, we executed the Second Amended and Restated Replacement Credit Agreement with an expiration date of May 31, 2027 (the “New Credit Agreement”) with Bank of America, N.A. (the “Bank”). The New Credit Agreement supersedes the Expired Credit Agreement, reduces the base lending commitment amount from $50.0 million to $35.0 million, increases the letter of credit fees to be consistent with current market conditions, and establishes the interest rate for revolving loans at the Secured Overnight Financing Rate (“SOFR”) plus 1.85%. In addition to the base commitment, the new facility includes an accordion feature that allows for an additional commitment amount of $30.0 million, subject to certain conditions. We may use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business as defined in the New Credit Agreement. Further, on May 31, 2024, we entered into a companion facility, in the amount of $25.0 million, pursuant to which the Company’s Irish subsidiary, APC, may cause the Bank’s European entity to issue letters of credit on its behalf that are secured by a blanket parent company guarantee issued by Argan to the Bank. Despite the reduction in the base amount of the credit commitment provided by the New Credit Agreement, the increased accordion amount and the addition of the companion facility provide us with greater flexibility in managing our credit requirements, at a potentially lower cost.

At January 31, 2025 and 2024, we did not have any borrowings outstanding under the New Credit Agreement or the Expired Credit Agreement, respectively. At January 31, 2025, there were no outstanding letters of credit issued under the credit facilities.

We have pledged the majority of the Company’s assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The New Credit Agreement requires that we comply with certain financial covenants at its fiscal year-end and at each fiscal quarter-end. The New Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of January 31, 2025, we were in compliance with the financial covenants and other requirements of the New Credit Agreement.

Safety, Risk Management, Insurance and Performance Bonds

We are committed to ensuring that the employees of each of our businesses perform their work in a safe environment. We regularly communicate with our employees to promote safety and to instill safe work habits. GPS, APC, TRC and SMC each has an experienced full-time safety director committed to ensuring a safe work place, as well as compliance with applicable permits, insurance and laws. Our OSHA reportable incident rates, weighted by hours worked for all of our subsidiaries, were 0.56, 0.43, 0.60, 0.48 and 0.55 for calendar years 2024, 2023, 2022, 2021 and 2020, respectively; our rates were significantly lower than the national average rates in our industry (NAICS – 2379) for those years.

In Fiscal 2024, we added a senior vice president, legal, to our headquarters staff. Among other duties, he contributes to and enhances our ongoing process of standardizing and minimizing the amount of commercial risk that our different operations accept in their customer contracts. His legal and operations experiences in the construction industry represent solid qualifications for this effort.

We retain qualified insurance brokerage assistance in the regular evaluation of the adequacy of insurance coverage amounts and the annual negotiation of premium amounts in the areas of property and casualty insurance, general liability, umbrella coverage, director and officer insurance, cybersecurity insurance and other specialty coverages. In Fiscal 2023, we purchased specialty insurance related to the full recovery of the research and development tax credits we claimed in our amended federal income tax returns for the year ended January 31, 2022 (“Fiscal 2022”) and the year ended January 31, 2021 (“Fiscal 2021”) (see Note 12 to the accompanying consolidated financial statements). We believe that our insurance coverage amounts are adequate, but not excessive, and provide the proper amounts of coverage where we believe insurable risks may exist.

Contracts with customers in each of our reportable business segments may require performance bonds, payment bonds, or other means of financial assurance to secure contractual performance. We maintain material amounts of cash, cash equivalents and short-term investments, and, as indicated above, we have the commitment of the Bank to issue irrevocable standby letters of credit up to an aggregate amount of $60.0 million under the credit facilities, with an accordion feature that would provide an additional Bank commitment of $30.0 million.

As of January 31, 2025, the estimated amount of our unsatisfied bonded performance obligations, covering all of our subsidiaries, was approximately $0.7 billion. As of January 31, 2025, the outstanding amount of bonds covering other risks, including warranty obligations and contract payment retentions related to completed activities, was $25.2 million. Not all of our projects require bonding.

Responsible Business

Our on-going commitment to environmental, health and safety, community outreach, corporate governance, and other public policy matters relevant to us is being supported by the responsible business committee of our board of directors. Its charter requires it to assist our senior management in: (a) setting our general strategy relating to responsible business matters, as well as developing, implementing, and monitoring initiatives and policies for us based on that strategy; (b) overseeing communications with employees, investors, and other stakeholders with respect to responsible business matters; and (c) anticipating and monitoring developments relating to, and improving management’s understanding of, responsible business matters.

A summary of our responsible business accomplishments in various areas over the past three years follows:

●	We committed to investments totaling $32.9 million in solar energy funds to secure portions of the available investment tax credits and tax depreciation, which facilitated the construction and deployment of multiple solar array facilities;
●	Our employees continue to participate in available recycling programs at all of our facilities;
●	We completed construction of a solar carport at our Glastonbury, Connecticut, office in Fiscal 2025;
●	We hosted a food and supplies drive at the TRC offices in Winterville, NC, to support those impacted by Hurricane Helene in western North Carolina;
●	We maintain a cross-subsidiary working group in order to identify additional actionable items including coordinated community service projects. As a result, employees from all levels of our Company have participated in projects such as Habitat for Humanity, Toys for Tots, Coats for Kids, school supply drives, clothing drives, food bank donation programs and Company-sponsored youth programs, while supporting meaningful apprenticeships and internships within our companies; and
●	We provided training and issued periodic newsletters focused on improving employee awareness and health.

More information about our responsible business accomplishments can be found in the sustainability section of our website.

Several of our recent projects reflect our ongoing contributions to renewable power generation. During Fiscal 2024, we completed the Maple Hill Solar project, which is among the largest solar-powered energy plants in Pennsylvania, and we commenced activities on three solar and battery projects in Illinois. During Fiscal 2025, we commenced activities on a 405 MW solar project, also located in Illinois, leveraging pre-existing transmission and utility infrastructure from a nearby retired coal plant. During Fiscal 2025, we entered into an EPC contract for the construction of an approximately 300 MW biofuel power plant located in County Kerry, Ireland that will run on 100% sustainable biofuels, specifically hydrotreated vegetable oil, with the potential to convert its fuel source to hydrogen in the future. For Fiscal 2025, Fiscal 2024 and Fiscal 2023, the amounts of revenues earned by us and associated with renewable energy projects were 40.1%, 6.9% and 9.6%, respectively, of corresponding revenues for the power industry services segment. Based on our current project backlog of renewable projects in the amount of $578 million as of January 31, 2025, we expect that revenues associated with the performance of renewable energy projects will continue to represent meaningful portions of our power industry services segment and consolidated revenues over the coming years, although it is expected to decrease as a percentage of our consolidated revenues due to the expected growth of our non-renewable revenues.

Meanwhile, we believe that our gas-fired power plant construction business is valuable to the achievement of the net carbon emission reduction goals of the U.S., Ireland and the U.K. as we are recognized as an accomplished, dependable and cost-effective provider of construction services to gas-fired power plant owners. Like the U.S., Ireland and the U.K. are committed to the increase in energy consumption sourced from the sun and the wind on the pathway to net zero emissions. Other technologies will be required to support these renewable power sources and to provide electricity when power demands exceed the amount of electricity supplied by renewable energy sources. Maintaining necessary power reserves during the long transition period to zero emissions will require reliable conventional power generation sources, often natural gas-fired power plants.

For example, the Irish government’s policy related to the security of the electricity supply in Ireland confirms the requirement for the development of new support technologies to deliver on its commitment to have 80% of the country’s electricity generated from renewables by 2030. The policy emphasizes that this will require a combination of conventional generation (typically powered by natural gas), interconnection to other jurisdictions, demand flexibility and other technologies such as energy storage (i.e., batteries) and generation from renewable gases (i.e., biomethane and/or hydrogen produced from renewable sources). The Irish government has announced that the development of new conventional generation (including gas-fired generation) is a national priority and should be permitted and supported in order to ensure the security of electricity supply while supporting the growth of renewable electricity generation.

In the U.S., the Energy Information Administration (“EIA”) indicates that carbon emissions from the electric power sector declined by approximately 41% during the period 2005 through 2024. The primary reason for this decline was the replacement of coal-fired power plants with efficient gas-fired power plants. Natural gas is relatively clean burning, cost-

effective, reliable and abundant. Finally, we note that the natural-gas fired power plants that we build are not sprawling facilities covering hundreds of acres. They can be constructed closer to where power is consumed, leading to fewer transmission lines and reduced line losses. They are constructed on relatively small sites and, once completed, typically have minimal impact on the surrounding green areas.

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

We maintain a website on the Internet at www.arganinc.com that includes access to financial data. Information on our website is not incorporated by reference into this 2025 Annual Report. Copies of our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our Proxy Statements, are available, as soon as reasonably practicable, after we electronically file such materials with, or furnish them to, the SEC, without charge and upon written request provided to our Corporate Secretary at Argan, Inc., 4075 Wilson Boulevard, Suite 440, Arlington, Virginia 22203.

ITEM 1A. RISK FACTORS.

Our business is challenged by a changing environment that involves many known and unknown risks and uncertainties. The risks described below discuss factors that have affected and/or could affect us in the future. There may be others. We may be affected by risks that are currently unknown to us or are immaterial at this time. If any such events did occur, our business, financial condition and results of operations could be adversely affected in a material manner. Our future results may also be impacted by other risk factors listed from time to time in our future filings with the SEC, including, but not limited to, our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q. As the most significant portion of our consolidated entity is represented by the power industry services reportable business segment, the risk factor discussions included below are focused on that business. However, as a large number of these same risks exist for our other reportable segments, the industrial construction services segment and the telecommunications infrastructure services segment, a review and assessment of the following risk factors should be performed with those similarities in mind.

This section of our 2025 Annual Report may include projections, assumptions and beliefs that are intended to be “forward-looking statements.” They should be read in light of our cautionary statement regarding “forward-looking statements” presented at the beginning of this 2025 Annual Report.

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

The majority of our consolidated revenues relate to performance by the power industry services segment, which represented 79%, 73% and 76% of consolidated revenues for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively. GPS, the major business component of this segment, earns the substantial portion of its revenues from execution on long-term natural gas-fired EPC services contracts with project owners. A significant portion of our consolidated revenues each year is generally derived from EPC services provided to a small number of customers, which can vary from year to year (see Note 16 to the accompanying consolidated financial statements).

We have successfully built utility-scale solar and wind farms, biomass-fueled power plants and biodiesel energy facilities in the past, and we have renewed the pursuit of renewable energy projects that will complement our natural gas-fired EPC services projects, which will remain the core business development focus going forward.

At times, we may be awarded contracts for which commencement of project activities are delayed or canceled. Our ability to sustain revenues depends on many factors including the ability of the power industry services business to not only win the awards of significant new EPC projects, but to obtain the corresponding full notices-to-proceed and to complete its projects successfully. Failure to obtain future awards for the construction of utility-scale energy facilities and the corresponding notices to proceed with contract activities, as well as any failure to successfully complete such projects, would have adverse effects on our future revenues, profits and cash flows.

Our dependence on large construction contracts may result in uneven financial results.

Our power industry services activities in any one fiscal reporting period are concentrated on a limited number of large construction projects for which we recognize revenues over time as we transfer control of the project asset to the customer. To a substantial extent, our contract revenues are based on the related amounts of costs incurred. As the timing of equipment purchases, subcontractor services and other contract events may not be evenly distributed over the terms of our contracts, the amount of total contract costs may vary from quarter to quarter, creating uneven amounts of quarterly and/or annual consolidated revenues. In addition, the timing of contract commencements and completions may exacerbate the uneven pattern. As a result of the foregoing, future reported amounts of consolidated revenues, cash flow from operations, net income and earnings per share may vary in uneven patterns and may not be indicative of the operating results expected for any other fiscal period; thus, rendering consecutive quarter comparisons of our consolidated operating results a less meaningful way to assess the growth of our business.

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

For each of our fixed-price customer contracts, we recognize revenues over the life of the contract as performance obligations are completed by us based on the proportion of costs incurred to date compared with the total costs estimated to be incurred for the entire project, and by using the resulting percentage to update the recorded amounts of project-to-date revenues. We review and make necessary revisions to the amounts of estimated future costs on a monthly basis. In addition, contract results may be impacted by our estimates of the amounts of change orders that we expect to receive and our assessment of any contract disputes that may arise. The effects on revenues of changes to the amounts of contract values and estimated costs are recorded as catch-up adjustments when the amounts are known and can be reasonably estimated. These revisions can occur at any time and could be material. Given the uncertainties associated with the types of customer contracts that we are awarded, it is possible for contract values and actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenues and profits. Our disclosures of Critical Accounting Policies and Estimates (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations) include an expanded discussion of the estimates, judgments and assumptions that our revenue recognition accounting may require.

Among the other areas that could require significant estimates by our management are the following:

●	the assessment of the value of goodwill and recoverability of other intangible assets;
●	the determination of provisions for income taxes, the accounting for uncertain income tax positions and the establishment of valuation allowances associated with deferred income tax assets;
●	the determination of the fair value of stock-based incentive awards;
●	the determination of the allowance for doubtful accounts; and
●	accruals for estimated liabilities, including any losses related to legal matters.

Our actual business and financial results could differ from our estimates, which may impact future profits.

Project backlog amounts may be uncertain indicators of future revenues as project realization may be subject to unexpected adjustments, delays and cancellations.

Project cancellations or scope modifications may occur that could reduce the amount of our project backlog and the associated revenues and profits that we actually earn. Our projects generally provide our customers the right to terminate existing contracts unilaterally at their convenience as long as they compensate us for work already completed and compensate us for the additional costs incurred by us to terminate corresponding subcontract, terminate equipment orders, and demobilize and vacate construction sites. These costs would most likely be meaningful. Should any unexpected delay, suspension or termination of the work under such projects occur, our results of operations may be materially and adversely affected. Although we believe that the customer commitments represented by project backlog are firm, we cannot guarantee that amounts in project backlog will be recognized as future revenues or will result in profitable operating results.

Unsuccessful efforts to develop energy plant projects could result in write-offs and the loss of future business.

The development of a power plant construction project is expensive. The developers of power projects may form single purpose entities, such as limited liability companies, limited partnerships or joint ventures, to perform the development activities, which are typically funded by external sources. Periodically, we provide financial support to new projects during their development phase to improve their viability and enhance our likelihood of securing the EPC contract for power plant construction.

We have provided funding to special-purpose entities for gas-fired power plant projects during the development phase, leading to the return of our initial investment, the awarding of EPC contracts with authorization to start construction, and the receipt of success fees. While some of these initiatives have yielded positive results, others have not, resulting in the write-off of loan and interest balances and the loss of potential construction projects. In Fiscal 2025, we funded a loan to a special purpose entity in the amount of $5.0 million to support the development phase of a natural gas-fired power plant project (see Note 18 to the accompanying consolidated financial statements).

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

Natural disasters, such as hurricanes, tornadoes, blizzards, floods and other adverse weather conditions; or other catastrophic events such as fires, public health crises, pandemics, geopolitical conflicts, terrorism and civil disturbances could disrupt our operations or the operations of one or more of our vendors or customers. In particular, these types of events could shut down our construction job sites or fabrication facility for indefinite periods of time, disrupt our product supply chain or could cause our customers to delay or cancel projects. To the extent any of these events occur, our operations and financial results could be adversely affected.

The adverse effects of the war in Ukraine spread globally. The prolonged disruption by Russia of the supply and prices of oil and natural gas provided to Western European nations adversely affected the economies of those countries. Western European nations were forced to search for alternative supplies of oil and natural gas at higher prices or through more complicated transit routes, further disrupting global supply chains. Many resorted to seeking alternative energy sources, such as liquefied natural gas (“LNG”), which involves infrastructure challenges and elevated costs. In addition to energy supply disruptions, activities conducted by Yemen-based terrorist groups significantly endangered the key shipping route between the Red Sea and the Indian Ocean. These actions led to rerouting shipping vessels, longer transit times, and increased freight costs, compounding global supply chain challenges.

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

Continuing disruptions to capacity auctions and corresponding prices could reduce the demand for power plants in a primary business region.

Historically, a number of our EPC service contracts related to the construction of natural gas-fired power plants located within the Mid-Atlantic geographic footprint of the electric power system operated by PJM Interconnection LLC (“PJM”). This entity operates a capacity market to ensure long-term grid reliability by securing the appropriate amount of power supply resources needed to meet forecasted energy demands. Capacity payments represent meaningful portions of the revenue streams of qualifying power plants. As a result of delays and changes to the capacity auction process, energy prices resulting from the auctions have fluctuated. The PJM capacity auction process continues to change due to inputs from various stakeholders and the Federal Energy Regulatory Commission (“FERC”). Uncertainty in this market, including the difficulties experienced by PJM in implementing a capacity auction design that all of its stakeholders consider to be fair, may discourage potential power plant owners from commencing the development of new power plants in this area, thereby reducing potential new business opportunities for us.

Artificial intelligence poses risks that could adversely affect our business, results of operations, and financial condition.

The use of artificial intelligence, machine learning, data science, and similar technologies (collectively, “AI”) in our business presents risks and challenges that could have a material adverse effect on our business, results of operations, and financial condition. Currently, our use of AI is limited, but we may expand its integration into our business processes and solutions in the future. AI, including third-party AI tools, may be used in areas such as knowledge retention, risk detection, and virtual assistance. While these technologies have the potential to enhance efficiency and decision-making, they also pose significant risks, including reliability issues, data security concerns, regulatory challenges, and unintended consequences. AI algorithms may be flawed or biased. As a result, the content, analysis, or recommendations generated by these tools may be inaccurate, incomplete, or misleading. Unauthorized or improper use of AI tools—whether by employees, vendors, or third parties—could lead to breaches of confidentiality, data privacy violations, or the loss of proprietary information, potentially resulting in competitive harm, reputational damage, regulatory investigations, and legal liability. Additionally, we may have limited control or visibility into how third-party AI tools and AI-powered features in third-party products process and protect our data, even where we have sought contractual protections. As our reliance on AI evolves, we will continue to assess and mitigate these risks accordingly.

Finally, our competitors may adopt and implement AI technologies more effectively or rapidly than we do, potentially giving them a competitive advantage. If we are unable to adopt and integrate AI tools in a cost-effective and timely manner, our business, financial condition, and results of operations could be materially and adversely affected.

Risks Related to Our Market

If the price of natural gas increases, the demand for our construction services could decline.

The growth of our power business has been substantially based on the number of combined cycle gas-fired power plants built by us, as many coal-fired plants have been shut down. The use of coal as a power source has been adversely affected significantly by the plentiful supply of inexpensive natural gas that is available through the combined use of hydraulic fracturing and horizontal drilling. However, the share of electricity generated by natural gas is particularly reactive in the short term to changing natural gas prices. Even though current natural gas prices are generally low, higher than expected natural gas prices in the future, even for just the short term, could have adverse effects on the ability of independent power producers to obtain construction and permanent financing for new natural gas-fired power plants. Additionally, the increasing exports of LNG from the U.S. to global markets may impact the overall price of natural gas domestically. As LNG exports grow to meet international demand, the domestic supply of natural gas could tighten, potentially driving up prices and increasing market volatility. Such price increases could further affect the economic feasibility of new domestic natural gas-fired power plants.

Soft demand for electrical power may cause deterioration in our financial outlook.

Forecasts generally indicate a significant surge in electricity demand in the United States for the foreseeable future, driven largely by the expansion in the number of data centers, the increase in electric vehicle sales, and the onshoring of manufacturing facilities. We believe that these trends have resulted in increased demands for our EPC contract services. However, future softness in the demand for electrical power in the U.S. could result in the delay, curtailment or cancellation of future gas-fired power plant projects, thus decreasing the overall demand for our EPC services and adversely impacting the financial outlook for our power industry services business.

Intense global competition for engineering, procurement and construction contracts could reduce our market share.

The competitive landscape in the EPC services market for natural gas-fired power plants was altered several years ago as certain significant competitors announced their exit from the market for a variety of reasons. Others have announced intentions to avoid entering into fixed-price contracts citing the disproportionate financial risks borne by contractors. However, the market remains dynamic, and remaining competitors include committed multi-billion-dollar companies with thousands of employees. As utilities and developers seek to expand generation capacity, more firms may re-enter the market, either by restarting their EPC operations, expanding their capabilities, or shifting their contracting strategies to re-engage in bidding.

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

Our business is subject to overseas economic and political conditions that change for reasons which are beyond our control. Such changes may have unfavorable consequences for us. Operating in the European marketplace, which for us exists primarily in Ireland and the U.K., may expose us to a number of risks including:

●	abrupt changes in domestic and/or foreign government policies, laws, treaties (including those impacting trade), regulations or leadership;
●	embargoes or other trade restrictions, including sanctions;
●	restrictions on currency movement;
●	tax or tariff increases;
●	currency exchange rate fluctuations;
●	changes in labor conditions and difficulties in staffing and managing overseas operations; and
●	other social, political and economic instability.

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

Our operations are subject to compliance with federal, state and local environmental laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by hazardous substances. Certain environmental laws impose substantial penalties for non-compliance and others, such as the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), impose strict, retroactive, and joint and several liability upon persons responsible for releases of hazardous substances. We continually evaluate whether we must take additional steps to ensure compliance with environmental laws; however, there can be no assurance that these requirements will not change and that compliance will not add costs to our projects that could adversely affect our operating results in the future.

Regulations surrounding greenhouse gas emissions disclosures and sustainability reporting continue to evolve rapidly, with compliance requirements varying by jurisdiction. In the jurisdictions we operate, governments and regulatory bodies vary in their support of or opposition to sustainability matters, leading to rapid shifts in reporting obligations. For instance, the European Union adopted the Corporate Sustainability Reporting Directive (“CSRD”) in late 2022, requiring comprehensive disclosures on a broad spectrum of sustainability topics. Similarly, in October 2023, California enacted emissions and climate risk legislation with distinct and comprehensive reporting mandates. In March 2024, the SEC introduced regulations requiring public companies to incorporate detailed climate risk disclosures in their annual reports and registration statements, with certain disclosures subject to phased-in assurance requirements. However, the future of these rules remains uncertain due to ongoing legal challenges. Notably, in April 2024, the SEC issued an order staying implementation of the new disclosure regulations pending the resolution of certain challenges. Compliance with and monitoring of these evolving requirements may result in additional costs and resource allocation, potentially diverting management’s focus from other critical operational and financial priorities.

Expectations of customers and investors may change with respect to sustainability practices, which may impose costs or impact our ability to obtain financing.

Customer and investor standards, which are ever-evolving, may include a focus on environmental, social and governance practices of the companies with which they work or in which they invest. Customers may require that we meet their standards before granting us projects, which may create additional costs to us. If our sustainability practices do not ultimately meet customer expectations, we may not win projects. Investors, who may become wary of funding power services ventures with sustainability practices unacceptable to them, may decide to reallocate capital to other enterprises.

Investors and lenders may be generally unwilling to provide capital for energy projects to increase the domestic production and transmission of oil and natural gas.

The imposition of tariffs by the Trump Administration may impact the construction of power plants or other construction projects of our subsidiaries.

President Trump has proposed heavy tariffs on imports from several nations, including a significant levy on imports from Canada, Mexico and China. These measures are expected to increase the cost of essential construction materials, such as steel and aluminum, which are critical components in power plant construction and often integral components to the industrial construction projects we build. Tariff measures may also cause import delays, increasing lead times necessary for materials to arrive at our construction sites. The resulting rise in material costs and delivery delays could lead to higher overall project expenses and changes to project timelines, as companies may need to seek alternative suppliers or renegotiate contracts. The uncertainty surrounding trade policies may deter investment in new power plant or industrial construction projects, as stakeholders assess the financial viability amid fluctuating costs. As trade negotiations continue and new policies are introduced, the tariff situation remains fluid, adding to the unpredictability of material costs and supply chain stability. These factors collectively pose a risk to our business operations, potentially affecting project timelines, budgets, and profitability.

Future construction projects may depend on the continuing acceptability of the hydraulic fracturing process in certain states.

The viability of the gas-fired power plants that we build is based substantially on the availability of inexpensive natural gas supplies provided through the use of hydraulic fracturing combined with horizontal drilling techniques. The increased supply of natural gas generally lowered the price of natural gas in the U.S. and reduced its volatility. However, the process of hydraulic fracturing is controversial due to concerns about wastewater disposal, the possible contamination of nearby water supplies and the risk of seismic activity. Should future evidence confirm these concerns, the use of hydraulic fracturing may be suspended, limited, or curtailed by additional state and/or federal authorities. As a result, the supply of inexpensive natural gas may not be available in the future and the economic viability of gas-fired power plants that we build may be jeopardized.

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

The viability of new natural gas-fired power plants depends on the availability of nearby sources of natural gas for fuel which may require the construction of new pipelines for the delivery of natural gas to a power plant location. Approval delays and public opposition to new oil and gas pipelines have been major potential hurdles for the developers of gas-fired power plants and other fossil-fuel facilities. In particular, pipeline projects have been delayed by onsite protest demonstrations, indecision by local officials and lawsuits. Failure to commence or complete construction work as anticipated by fossil-fuel project owners could have material adverse impacts on our future revenues, profits and cash flows.

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

Risks Related to Our Operational Execution

We may experience reduced profits or incur losses under fixed-price contracts if costs increase above estimates.

Primarily, our business is performed under long-term, fixed-price contracts at prices that reflect our estimates of corresponding costs and schedules. Inaccuracies in these estimates may lead to cost overruns that may not be paid by our project owner customers. If we fail to accurately estimate the resources required and time necessary to complete these types of contracts, or if we fail to complete these contracts within the costs and timeframes to which we have agreed, there could be material adverse impacts on our actual financial results, the accuracy of forecasted future results, as well as our business reputation.

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

These risks tend to be exacerbated for longer-term contracts because there is increased risk that the circumstances under which we based our original cost estimates or project schedules will change. In such events, our financial condition and results of operations could be negatively impacted.

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

In certain of our fixed-price long-term contracts, we guarantee that we will complete a project by a scheduled date. We sometimes provide that the project, when completed, will also achieve certain performance standards. Subsequently, we may fail to complete the project on time or equipment that we install may not meet guaranteed performance standards. In those cases, we may be held responsible for costs incurred by the customer resulting from any delay or any modification to the plant made in order to achieve the performance standards, generally in the form of contractually agreed-upon liquidated damages or obligations to re-perform substandard work. If we are required to pay such costs, the total costs of the project would likely exceed our original estimate, and we could experience reduced profits or a loss related to the applicable project.

We may be involved in litigation, liability claims and contract disputes which could reduce our profits and cash flows.

We build large and complex energy plants where design, construction or systems failures can result in substantial injury or damage to third parties. In addition, the nature of our business results in project owners, subcontractors and vendors occasionally presenting claims against us for recovery of costs for which they believe they are not contractually liable. In other cases, project owners may withhold retention and/or contract payments that they believe they do not contractually owe us, or they believe offset amounts owed to them by us. They may even terminate the contract. We have been, and may be in the future, named as a defendant in legal proceedings where parties may allege breach of contract and seek recovery for damages or other remedies with respect to our projects or other matters (see Item 3, Legal Proceedings). These legal matters generally arise in the normal course of our business. In addition, from time to time, we and/or certain of our current or former directors, officers or employees could be named as parties to other types of lawsuits.

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

We may submit contract variations to project owners for additional amounts exceeding the contract price or for amounts not included in the original contract price. Variations occur due to matters such as owner-caused delays or changes from the initial project scope, both of which may result in additional costs. At times, contract variation submissions can be the subject of lengthy negotiation, arbitration or litigation proceedings, and it is difficult to accurately predict when these differences will be fully resolved. When these types of events occur and unresolved matters are pending, we have used existing liquidity to cover cost overruns pending their resolution. The aggregate amount of contract variations included in the transaction prices that were still pending customer acceptance at January 31, 2025 was $8.0 million. A failure to promptly recover on these types of customer submissions could have a negative impact on our revenues, liquidity and profitability in the future.

The shortage of skilled craft labor may negatively impact our ability to execute on our long-term construction contracts.

Increased infrastructure spending and general economic expansion may increase the demand for employees with the types of skills needed for the completion of our projects. There is a risk that our construction project schedules become unachievable or that labor expenses will increase unexpectedly as a result of a shortage in the supply of skilled personnel available to us. Increased labor costs may influence our customers’ decisions regarding the feasibility or scheduling of specific projects, potentially leading to delays or cancellations that could materially affect our business adversely. Labor shortages, productivity decreases or increased labor costs could impair our ability to maintain our business or grow our revenues. In general, we have been effective in staffing our projects with the necessary resources and managing labor costs. However, the inability to hire and retain qualified skilled employees in the future, including workers in the construction crafts, could negatively impact our ability to complete our long-term construction contracts successfully.

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

Our project sites can place our employees and others near large and/or mechanized equipment, high voltage electrical equipment, moving vehicles, dangerous processes or highly regulated materials, and in challenging environments. Consequently, safety is a primary focus of our business and is critical to our reputation. Many of our customers require that we meet certain safety criteria to be eligible to bid on contracts. Further, regulatory changes implemented by OSHA or similar government agencies could impose additional costs on us. We maintain programs with the primary purpose of implementing effective health, safety and environmental procedures throughout our Company. If we fail to implement appropriate safety procedures and/or if our procedures fail, our employees or others may suffer injuries or illness. The failure to comply with such procedures, client contracts or applicable regulations could subject us to losses and liability, and adversely impact our ability to complete awarded projects as planned or to obtain projects in the future.

Future acquisitions and/or investments may not occur, which could limit the growth of our business, and the integration of acquired companies may not be successful.

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

Our information systems face the threat of unauthorized access, computer hackers, viruses, malicious code, cyberattacks, phishing and other security incursions and system disruptions, including attempts to improperly access our confidential and proprietary information as well as the confidential and proprietary information of our customers and other business partners. Techniques used to attempt to obtain unauthorized access to information systems change frequently, and the rapid development of AI poses new cybersecurity risks that we may not timely anticipate. A party who circumvents our security measures, or those of our clients, contractors or other vendors, could misappropriate confidential or proprietary information, improperly manipulate data, or cause damage or interruptions to systems.

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

Various privacy and security laws in the U.S. and abroad, including the General Data Protection Regulation (“GDPR”) in the European Union, require us to protect sensitive and confidential information and data from disclosure and we are bound by our client and other contracts, as well as our own business practices, to protect confidential and proprietary information and data from unauthorized disclosure. We believe that we have deployed industry-accepted security measures and technologies to securely maintain confidential and proprietary information retained within our information systems, including compliance with GDPR, specifically at APC. However, these measures and technologies may not adequately prevent unanticipated security breaches. There can be no assurance that our efforts will prevent these intrusions. Further, as these security threats continue to evolve, we may be required to devote additional resources to protect, prevent, detect and respond against such threats. We believe that our business represents a low value target for cyberextortionists as we are not a company in the high technology space and we do not maintain large files of sensitive or confidential personal information. However, we are a company with large balances of cash that could encourage bad actors to attempt to breach the security of our systems, particularly by using social engineering schemes. We do maintain a cybersecurity insurance policy to help protect ourselves from various types of losses relating to computer security breaches; however, it may not cover all types of breaches or a meaningful portion of any loss incurred.

As previously disclosed, we were targeted by a complex criminal scheme in Fiscal 2024, which resulted in fraudulently-induced outbound wire transfers to a third-party account (see Note 18 to the accompanying consolidated financial statements). We are unaware of any other significant security breaches at any of our business locations. That does not suggest that we may not be victimized by an additional breach in the future. Any significant future breach of our information security could damage our reputation, result in litigation and/or regulatory fines and penalties, or have other material adverse effects on our business, financial condition, results of operations or cash flows.

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

We award stock options and restricted stock units to directors, executives and other key employees (see Note 11 to the accompanying consolidated financial statements). Future exercises of options to purchase shares of common stock at prices below prevailing market prices will result in ownership dilution for current stockholders. Additionally, the number of shares of our common stock that will ultimately be issued in connection with the restricted stock unit awards is not known. Any issuance will result in the dilution of the stock ownership of current stockholders.

Our officers, directors and certain unaffiliated stockholders have meaningful control over the Company.

As of January 31, 2025, our executive officers and directors as a group directly owned approximately 4.1% of our voting shares. In addition, two other stockholders owned approximately 13.5% of our shares in total as of December 31, 2024. These groups of stockholders may have meaningful influence over corporate actions such as the election of directors, amendments to our certificate of incorporation, the consummation of any merger, the sale of all or substantially all of our assets or other actions requiring stockholder approval.

We may not pay cash dividends in the future.

Our board of directors evaluates our ongoing operational and financial performance in order to determine what role strategically aligned dividends should play in creating shareholder value. We have paid regular and special cash dividends in the past. Since Fiscal 2019, we have paid quarterly cash dividends (see Note 14 to the accompanying consolidated financial statements). There can be no assurance that the evaluations of our board of directors will result in the payment of regular or special cash dividends in the future.

We may discontinue the repurchase of our common stock in the future.

Under our share repurchase program, our board of directors has authorized us to repurchase shares of our common stock in the open market or through investment banking institutions, privately negotiated transactions, or direct purchases. We began to repurchase shares of our common stock in November 2021, and we have repurchased shares of our common stock during each fiscal year since then (see Item 5 in Part II of this 2025 Annual Report and Note 14 to the accompanying consolidated financial statements). The timing and amount of stock repurchase transactions depend on market and business conditions, applicable legal and credit requirements and other corporate considerations. We have no obligation to repurchase any amount of our common stock under the share repurchase program. The share repurchase program may be suspended, modified or discontinued at any time, and we cannot guarantee that we will continue to make common stock repurchases up to the authorized amount.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Our approach to managing cybersecurity risk involves a comprehensive program established at each subsidiary and our corporate headquarters. This strategy intends to pinpoint entity-specific risks associated with both our digital and physical assets with the objective of employing effective measures that ensure the security of our infrastructure, systems, data, business partners, customers, and financial information against potential cyber incidents. Corporate management of the holding company oversees the cybersecurity risk program at each of the subsidiaries to ensure the collective cohesively responds to organization-wide risks.

Administered by information security, information technology, and compliance professionals and managed by senior management at each of our subsidiaries, our cybersecurity program is integrated into our broader enterprise risk management process and aligns with recognized frameworks and industry standards, as applicable, and complies with various legal and regulatory requirements.

The audit committee of our board of directors oversees management’s cybersecurity program and ensures timely reporting and management of cyber incidents.

Risk Management and Strategy

As our business objectives and operational needs change, our cybersecurity professionals continuously evaluate and refine the measures taken to address our identified risks for each subsidiary. Our technical measures, based on each subsidiary’s environment, may include firewalls, segmented networks, intrusion detection and prevention systems, encryption, anti-malware tools, and configuration controls, to shield our information systems from cybersecurity incidents. Additionally, we apply strong access controls, enforce multi-factor authentication, and regularly update software and patches against vulnerability exploitation.

We use managed endpoint detection and response tools to proactively monitor, detect, and respond to security threats across all endpoints, including desktops, laptops, and mobile devices. These tools provide real-time visibility into endpoint activities, allowing us to identify suspicious behavior, such as malware infections, unauthorized access attempts, and abnormal system processes.

We maintain business continuity plans that define how our critical operations will continue during disruptions, ensuring minimal downtime and seamless access to vital services. Our comprehensive disaster recovery plans include regularly testing backup systems and clear procedures for restoring critical business applications in the event of data loss, cyberattacks, or natural disasters. This multi-faceted approach ensures that, even in the face of unexpected incidents, our subsidiaries and organization can quickly recover, maintain operational resilience, and protect the data and services that are essential to our success.

Acknowledging the dynamic and complex landscape of cybersecurity threats, we engage with various external specialists to evaluate and strengthen our information security practices and procedures. Such engagements differ across our subsidiaries, as they are tailored to the specific risk profile of each subsidiary, ensuring that each entity works with experts most suited to their specific cybersecurity needs. These engagements, which may encompass regular audits, risk assessments, gap assessments, social engineering and penetration testing, and consultations on security enhancements, enable us to align with industry best practices. Significant results and recommendations of these assessments are reported to the audit committee and, as necessary, the board of directors, leading to adjustments in our cybersecurity approach to ensure our defenses remain robust and effective.

During Fiscal 2025, GPS hired a cybersecurity engineer whose mission is to design and implement a comprehensive cybersecurity architecture that elevates the current risk management and strategy while leveraging existing platforms, policies and best practices.

Recognizing the importance of human factors in cybersecurity, we prioritize conducting regular security and awareness training for employees that emphasizes common threats, such as phishing, social engineering, sensitive data exposure, and insider risks. These initiatives are designed to ensure that employees understand the latest security threats, best practices, and how to recognize potential risks. In addition to regular training sessions, we also perform simulated exercises, such as phishing drills, to reinforce learning and test employees' ability to respond to real-world threats. Lastly, we regularly share security updates and reminders through internal communications and provide dedicated means for employees to report attempted threats.

To mitigate cybersecurity risks linked to our engagement with third-party service providers, we perform security screening and review for prospective vendors that require access to our information systems. Based on the subsidiary and the vendor, this process may include reviewing the vendor’s data protection policies, assessing their ability to meet our security requirements, and ensuring that they have adequate safeguards in place to prevent and respond to breaches. For our ongoing relationships with regular vendors, we may conduct annual risk assessments to re-evaluate their security posture, identify any changes or emerging risks, and ensure that they continue to meet our standards. Additionally, to further protect our operations and enhance our cybersecurity risk management process, we maintain cybersecurity risk insurance obtained from industry leading underwriters.

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

Additionally, we have established a cross-organizational IT steering committee, comprising senior and executive leadership, enterprise risk management representatives, and IT management, many of whom have over 15 years of experience and hold professional certifications in their respective fields. In an effort to build a comprehensive cybersecurity strategy across the organization, this committee convenes as needed to discuss ongoing cybersecurity initiatives, emerging regulatory requirements and industry standards, and results of risk assessments.

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

As previously disclosed, we were targeted by a complex criminal scheme early in Fiscal 2024, which resulted in fraudulently-induced outbound wire transfers to a third-party account (see Note 18 to the accompanying consolidated financial statements). The Company promptly self-discovered the fraudulent activity and contacted the remitting bank, receiving bank, dispute resolution experts, and federal and local law enforcement authorities. Moreover, we quickly informed the audit committee and regularly provided them with updates during investigation and recovery efforts. As a result of the fraud loss, net with funds recovered, and professional fees incurred related to an independent forensic investigation and efforts to recover the funds, we recognized $2.7 million of loss. We are unaware of any other significant security breaches at any of our business locations.

ITEM 2. PROPERTIES.

In February 2025, we moved our corporate headquarters to Arlington, Virginia, where we lease approximately 3,678 square feet of office space. Prior to our move, our corporate headquarters were based in Rockville, Maryland.

GPS owns and occupies a three-story office building (23,380 square feet) and the underlying land (1.75 acres), located in Glastonbury, Connecticut, that serves as its headquarters.

TRC owns and occupies a one-story industrial fabrication and warehouse facility (90,000 square feet), containing approximately 5,400 square feet of office space, and the underlying land (12.16 acres), located in Winterville, North Carolina. TRC also leases three offices (approximately 5,073 square feet in total) that are located close to one another in Winterville, North Carolina.

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

ITEM 3. LEGAL PROCEEDINGS.

In the normal course of business, we may be involved in legal proceedings and other incidental matters related to pending claims. It is our opinion, based on information available at this time, that any current claim or proceeding will not have a material effect on our consolidated financial statements (see Note 10 to the accompanying consolidated financial statements).

In March 2025, APC’s subsidiary in the U.K., Atlantic Projects Company (UK) Limited (“APC UK”), sued EP NI Energy Limited and EP UK Investment Limited (together referred to as “EP”) in the High Court of Justice, Business and Property Courts of England and Wales for EP’s breach of contract and failure to remedy various events which negatively impacted the schedule and costs of a project to construct a 2 x 330 MW natural gas-fired power plant in Carrickfergus (the “Kilroot Project”), resulting in EP receiving the benefits of the construction efforts of APC UK and the corresponding progress on the project without making payments for the value received. As previously disclosed, APC UK provided 14 days’ notice to terminate as a result of project owner breaches of the contract. Those breaches were not resolved during that 14-day period, as a result of which the contract terminated on May 3, 2024. APC UK has significant billable receivables, unresolved contract variations and claims for extensions of time, among other issues, related to the Kilroot Project. The project owner has asserted counterclaims that APC UK disputes. APC UK will vigorously assert its rights and claims in order to recover its lost value and collect any remaining monies owed.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our common stock trade under the symbol AGX on the New York Stock Exchange (the “NYSE”). As of March 21, 2025, we had approximately 49 stockholders of record. This number does not include shareholders for whom shares were held in “street name.”

Dividends

Since Fiscal 2019, we have paid consecutive quarterly cash dividends. The regular dividend amount was increased from $0.25 per share of our common stock to $0.30 per share for the quarter ended October 31, 2023, and to $0.375 per share for the quarter ended October 31, 2024. Each quarter, our board of directors evaluates the Company’s ongoing operational and financial performance in determining the amount of the regular dividend and any special dividend. There can be no assurance that these evaluations will result in the payments of cash dividends in the future.

Share Repurchase Program

In November 2021, we began to repurchase shares of our common stock pursuant to a program approved by our board of directors. During Fiscal 2023, our board of directors authorized an increase in our share repurchase program from $100 million to $125 million, and in June 2024, our board of directors authorized to extend the program to January 2027. The repurchases may occur in the open market or through investment banking institutions, privately negotiated transactions, or direct purchases. The timing and amount of stock repurchase transactions will depend on market and business conditions, applicable legal and credit requirements and other corporate considerations. In accordance with the SEC’s Rule 10b5-1, and pursuant to our share repurchase plan, we have allowed, and may in the future allow, the repurchase of common stock during trading blackout periods by an investment banking firm or other institution agent acting on our behalf pursuant to predetermined parameters.

Information related to our share repurchases for the fiscal quarter ended January 31, 2025 is as follows:

				Approximate Dollar
			Total Number of	Value of Shares That May Yet
			Shares Purchased as Part	Be Purchased under the
	Total Number of	Average Price per	of Publicly Announced	Plans or Programs
Period	Shares Repurchased	Share Paid	Plans or Programs	(Dollars in Thousands)
November 1 - 30, 2024	5,488	$157.58	—	$23,373
December 1 - 31, 2024	43,701	$146.38	5,251	$22,637
January 1 - 31, 2025	7,539	$167.11	1,000	$22,495
Total	56,728		6,251

For the month ended November 30, 2024, we accepted 5,488 shares of our common stock at the average price per share of $157.58 for the exercise price and/or tax withholding in connection with stock option exercises and restricted stock unit settlements that occurred during the month. For the month ended December 31, 2024, we accepted 38,450 shares of our common stock at the average price per share of $147.24 for the exercise price and/or tax withholding in connection with stock option exercises and restricted stock unit settlements that occurred during the month. For the month ended January 31, 2025, we accepted 6,539 shares of our common stock at the average price per share of $170.98 for the exercise price and/or tax withholding in connection with stock option exercises and restricted stock unit settlements that occurred during the month.

Common Stock Price Performance Graph

The graph presented below compares the percentage change in the cumulative total stockholder return on our common stock for the last five years with the S&P 500, a broad market index, and the Dow Jones US Heavy Construction TSM Index, a group index of companies where their focus is limited primarily to heavy civil construction. The returns are calculated assuming that an investment with a value of $100 was made in our common stock and in each index at January 31, 2020, and that all dividends were reinvested in additional shares of common stock. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

	Years Ended January 31,
	2020	2021	2022	2023	2024	2025
Argan, Inc.	$100.00	$109.80	$96.50	$104.17	$121.60	$380.49
S&P 500	100.00	117.25	144.56	132.68	160.30	202.59
Dow Jones US Heavy Construction TSM	100.00	128.34	160.36	206.13	231.97	359.19

Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of our 2025 Annual Report may include projections, assumptions and beliefs that are intended to be “forward-looking statements.” They should be read in light of our cautionary statement regarding “forward-looking statements” presented at the beginning of this 2025 Annual Report. The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of January 31, 2025, and the results of their operations for Fiscal 2025 and Fiscal 2024, and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in Item 8 of this 2025 Annual Report.

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended January 31, 2024, that was filed with the SEC on April 11, 2024, for a discussion of financial trends, variance drivers and other significant matters for Fiscal 2024 as compared with Fiscal 2023.

Overview

The Company is primarily a construction firm that conducts operations through its wholly owned subsidiaries, GPS, APC, TRC and SMC across three distinct reportable business segments.

Power Industry Services: Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, maintenance, project development and technical consulting services to the power generation market, including the renewable energy sector, for a wide range of customers, including independent power project owners, public utilities, power plant heavy equipment suppliers and other commercial firms with significant power requirements. Projects are located in the U.S., Ireland and the U.K.

Industrial Construction Services: Through TRC, we provide primarily field services that support new plant construction and additions, maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the Southeast region of the U.S. and that may include the fabrication, delivery and installation of steel components such as piping systems and pressure vessels.

Telecommunications Infrastructure Services: Through SMC, which conducts business as SMC Infrastructure Solutions, we provide project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region of the U.S.

Project Backlog

At January 31, 2025 and 2024, our consolidated project backlog amount of $1.4 billion and $0.8 billion, respectively, consisted substantially of projects within our power industry services reporting segment.

Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects. Typically, we include the total value of EPC services and other major construction contracts in project backlog upon receiving a notice to proceed from the project owner. When provided with an LNTP, we usually record only the value of the contract related to the LNTP initially. Nevertheless, the inclusion of contract values in project backlog may require management judgment based on the facts and circumstances. It is important to note that the start of new projects is primarily controlled by project owners and that delays may occur that are beyond our control.

We are committed to the construction of state-of-the-art, natural gas-fired power plants, as important elements of our country’s electricity-generation mix now and in the future. We target natural gas-fired power plant, renewable energy plant and industrial construction opportunities in the U.S., Ireland and the U.K. Our vision is to safely contribute to the construction of the energy infrastructure and state-of-the-art industrial facilities that are essential to future economic prosperity in the areas where we operate. We intend to realize this vision with motivated, creative, high-energy and customer-driven teams that are committed to delivering the best possible project results each and every time.

Tarbert Next Generation Power Station

In January 2025, APC entered into an EPC services contract for an approximately 300 MW biofuel power plant located in County Kerry, Ireland. The Tarbert Next Generation Power Station will consist of Ansaldo Energia’s AE94.3A turbine that will run on 100% sustainable biofuels, specifically hydrotreated vegetable oil, with the potential to convert to hydrogen. The flexible power generated at the Tarbert Next Generation Power Station will help to support Ireland’s energy security while delivering a renewables-led system. Enabling works are now underway ahead of full construction commencing Fiscal 2026 with planned completion towards the end of calendar year 2027.

700 MW Combined-Cycle Project

In December 2024, GPS entered into an EPC services contract and received the corresponding FNTP with a customer for an approximately 700 MW combined-cycle natural gas-fired power plant located in the United States. Project activity commenced in the fourth quarter of Fiscal 2025.

405 MW Midwest Solar Project

In April 2024, GPS executed an LNTP with a customer to construct a utility-scale solar field in Illinois with the capacity to provide 405 MW of electrical power (the “405 MW Midwest Solar Project”). In August 2024, GPS received a full release for the activities on the EPC contract. The unique, multi-phased project includes solar-tracking panels that can be stowed by remote command for expected adverse weather events and will use pre-existing transmission and utility infrastructure from a nearby retired coal power plant. Project completion is scheduled for the first half of the fiscal year ending January 31, 2027 (“Fiscal 2027”).

Trumbull Energy Center

In October 2022, GPS added to project backlog the EPC services contract value of the Trumbull Energy Center, a 950 MW natural gas-fired power plant now under construction in Lordstown, Ohio (the “Trumbull Energy Center”). We received the FNTP from the project owner, Clean Energy Future-Trumbull, LLC, in November 2022. This combined cycle power station will consist of two Siemens Energy SGT6-8000H gas-fired, high efficiency, combustion turbines with two heat recovery steam generators and a single steam turbine. Project completion is scheduled for the first quarter of Fiscal 2027.

Midwest Solar and Battery Projects

In August 2023, GPS executed LNTPs for three solar and battery projects in Illinois (the “Midwest Solar and Battery Projects”). Under the LNTPs, GPS commenced early engineering and design activities as well as procurement of major equipment for construction of state-of-the-art solar energy and battery energy storage facilities. Between January and early May 2024, GPS received FNTPs on all three of the solar and battery projects. The three projects will cumulatively represent 160 MW of electrical power and 22 MW of energy storage. Two of these projects were completed in the fourth quarter of Fiscal 2025. Completion of the final project is expected in Fiscal 2026.

Louisiana LNG Facility

In June 2024, GPS entered into a subcontract and received FNTP for the installation of five 90 MW gas turbines for the dedicated supply of power to a liquified natural gas (“LNG”) facility in Louisiana. This project, led by GPS, is a collaboration with TRC and APC. Project completion is scheduled for the first half of Fiscal 2026.

Shannonbridge Power Project

APC entered into an EPC services contract with GE Vernova for the construction and commissioning of an open-cycle thermal power facility in County Offaly, Ireland, that has the capacity to generate approximately 264 MW of temporary emergency electrical power (the “Shannonbridge Power Project”). In August 2023, APC received the FNTP on this project. Substantial completion of this project, that is defined in the corresponding contract as system turnover for commissioning, occurred in March 2024, and as of January 31, 2025, no amounts related to this project remained in project backlog.

ESB FlexGen Peaker Plants

In May 2022, APC entered into engineering and construction services contracts with the ESB to construct three 65 MW aero-derivative gas turbine flexible generation power plants in and around the city of Dublin, Ireland (“ESB FlexGen Peaker Plants”). Two of the power plants, the Poolbeg and Ringsend FlexGen Power Plants, are located on the Poolbeg Peninsula, and the Corduff FlexGen Power Plant is located in nearby Goddamendy. Substantial completion of each power facility occurred during the third quarter of Fiscal 2025, and as of January 31, 2024, no amounts related to these projects remained in project backlog.

TRC Project Backlog

As of January 31, 2025, TRC’s project backlog was approximately $53.2 million as compared to $127.5 million on January 31, 2024. For Fiscal 2025 and Fiscal 2024, TRC generated $167.6 million and $142.8 million in revenues, respectively. The increase in revenues for the current year from the comparative prior period highlights the results of our successful business development efforts in recent years with both new and recurring clients, particularly in securing larger industrial field service construction projects. Despite the decrease in the amount of TRC’s project backlog during the current year, we are encouraged by the number and size of opportunities in our project pipeline, and we expect the TRC project backlog will grow in Fiscal 2026.

Other Activity Subsequent to Year-end

In February 2025, an EPC services contract was awarded to GPS by Sandow Lakes Energy Company, LLC for a 1.2 GW ultra-efficient natural gas-fired power plant in Lee County, Texas. This project will be added to backlog upon receipt of a FNTP. Construction of this plant, which will be powered by two gas-fired turbines supplied by Siemens Energy, is scheduled to commence later this year and the project owner expects to commence power generation in 2028.

Contract Termination

In October 2021, APC UK was contracted to construct a 2 x 330 MW natural gas-fired power plant in Carrickfergus that is near Belfast, Northern Ireland, in an existing structure that was initially designed to enclose coal-fired power plant units. As previously disclosed, there were a number of challenges related to the Kilroot Project that adversely impacted our ability to execute as expected, including supply chain delays, material changes to the project, the COVID-19 omicron outbreak, the war in Ukraine and extreme weather. Unresolved variations and claims disrupted the execution and harmed the cash flow of this project.

APC UK provided 14 days’ notice to terminate as a result of project owner breaches of the contract. Those breaches were not resolved during that 14-day period, as a result of which the contract terminated on May 3, 2024. Subsequently, the project owner made a draw for the full amount of a $9.2 million irrevocable letter of credit, or on-demand performance bond, issued by the Company’s bank. This amount is now part of the open and disputed claims related to this project because APC UK and the Company believe the project owner initiated the draw without cause and, therefore, the amount should be refunded. This amount is included in accounts receivable as of January 31, 2025.

We have recognized an estimated contract loss related to the Kilroot Project in the amount of approximately $13.4 million, of which $3.4 million was recorded during Fiscal 2025 and the remainder was recorded in the prior fiscal year. APC UK has significant billable receivables, unresolved contract variations and claims for extensions of time, among other issues, related to the Kilroot Project. The project owner has asserted counterclaims that APC UK disputes. APC UK will continue to pursue all of its rights under the contract (see Note 10 to the accompanying consolidated financial statements).

Market Outlook

Growing Power Demand

Since 2007, total annual U.S. electricity demand has fluctuated, where eight of the years during that period experienced year-over-year decreases in energy consumption. However, U.S. electricity demand has since reached its highest level in two decades, reflecting a surge in consumption driven by emerging technologies and economic shifts. One prominent driver of this surge in energy demand is the rapid increase in the number of data centers, which are expanding to support the growing adoption of AI technologies. These facilities require substantial amounts of electricity to power advanced computing infrastructure, positioning them as a major contributor to future electricity demand. Technology companies with AI ambitions have begun exploring deals to bring more power to the grid in order to secure long-term power contracts to address their significant electricity demand. However, advancements in AI efficiency—as highlighted by DeepSeek, a generative AI model—could reduce the power required per computation, potentially moderating the overall anticipated surge in electricity demand. If these efficiency gains outpace current expectations, the anticipated expansion of data center power needs might be significantly lower than forecasted.

Other factors contributing to the projected growth of electricity demand in the U.S. are the accelerating shift toward electric vehicles (“EVs”) and the trend of onshoring manufacturing facilities. As more drivers transition to EVs, the need for electricity to power charging networks will grow significantly, further straining grid capacity. Meanwhile, companies relocating production to the U.S. to enhance supply chain resilience are increasing the energy requirements of industrial operations. Combined, these factors underscore a growing imperative for the U.S. energy sector to adapt to rising electricity demands in the coming decades.

Keeping up with growing energy demand is further challenged by the aging fleet of traditional power facilities that are at or nearing the end of their operational life. Throughout the U.S., the risk of electricity shortages grows as the retirement of traditional power plants outpaces their replacement. While renewable energy sources like solar and wind are expanding, they often cannot provide the same level of consistent, around-the-clock power generation as the retiring fossil-fuel plants. Electric-grid operators are warning that power-generating capacity is struggling to keep up with demand, a gap that could lead to additional rolling blackouts during heat waves or other peak power periods. As demand for electricity continues to surge—driven by factors such as an increase in data center development, industrial expansion, and the increasing electrification of transportation—these closures could place even greater strain on an already burdened grid, heightening reliability concerns across multiple regions.

Natural Gas Power

The overall growth of our power business has been substantially based on the number of combined cycle and simple cycle gas-fired power plants built by us, as many coal-fired plants have been shut down in the U.S. In 2010, coal-fired power plants accounted for about 45% of net electricity generation in the U.S. For 2024, coal fueled approximately 16% of net electricity generation. It has been reported that the average age of the active plants in the coal-fired fleet approximates 45 years old with an average life span of 50 years; the last coal-fired power plant built in the U.S. was constructed in 2015. On the other hand, natural-gas fired power plants provided approximately 42% of the electricity generated by utility-scale power plants in the U.S. in 2024, representing an increase of 70% in the amount of electrical power generated by natural gas-fired power plants since 2010. Natural gas-fired power plants provided approximately 24% of net electricity generation in 2010.

There exist certain headwinds confronting a significant resurgence in the pace of planning new developments of gas-fired power plants. Persistent supply chain constraints, which delay critical equipment delivery, and interconnect challenges that complicate grid integration delay project timelines and strain the availability of project financing. In addition, various cities, counties and states have adopted clean energy and carbon-free goals or objectives with achievement expected by a certain future date, typically 10 to 30 years out.

However, there appears to be a growing realization that such carbon-free goals present risks to the reliability of the electricity grids. For example, in November 2023, Texas voters approved the $10 billion Texas Energy Fund (“TEF”), thereby establishing a pool of funds intended to provide financing to projects that will enhance grid reliability and incentivize new dispatchable power generation projects, with a significant focus on natural gas-fired power plants. Shortly thereafter, the Public Utility Commission of Texas selected 17 natural gas-fired generation projects, totaling nearly 10 GW, to advance through a due diligence review, representing $5.4 billion in potential state-backed loans. Initial disbursements for the projects are expected to begin in late 2025, with construction on several sites already underway.

Solar, Wind, and Battery Power

The net amount of electricity generation in the U.S. provided by utility-scale solar photovoltaic and wind facilities continues to rise. Together, such power facilities provided approximately 16%, 15% and 13% of the net amount of electricity generated by utility-scale power facilities in 2024, 2023 and 2022, respectively. The EIA projected that new renewable power capacity will continue to be added to the utility-scale power fleet in the U.S. at a brisk pace, attributable to declines in costs of components for renewable power plants and power storage, an increase in the scale of energy storage capacity (i.e., battery farms and other energy storage technologies), and the availability of valuable tax credits.

Battery storage has become a critical component in integrating renewable energy into the grid, addressing the intermittency of solar and wind power. In 2024, U.S. battery storage capacity nearly doubled, with developers adding 14.3 GW to the existing 15.5 GW. This rapid expansion enhances grid reliability and flexibility, allowing excess energy generated during peak production periods to be stored and used when demand is high or production is low. The integration of battery storage systems not only supports the stability of the power grid but also contributes to the economic viability of renewable energy projects.

Declining capital costs for solar panels, wind turbines and battery storage, as well as government subsidies like those included in the IRA, were projected to result in renewables becoming increasingly cost effective compared with the alternatives when the costs of building new power capacity were considered. The EIA indicated that for 2024, of the approximately 62.8 gigawatts of new utility-scale electric-generating capacity that was planned to be added to U.S. power grids, approximately 58% was expected to come from solar facilities, and 23% from battery storage.

Nuclear Power

Over the last several decades, the number of operating nuclear reactors has declined, with only four reactors entering commercial operation in the past 30 years—the most recent being Vogtle Units 3 and 4 in Georgia, which became operational in July 2023 and April 2024, respectively. These projects faced significant cost overruns—more than twice their initial estimates—and substantial delays, prompting the industry to shift its focus toward smaller, more economical designs such as small modular reactors. There is growing interest in expanding nuclear power production due to its minimal carbon footprint, but the limited industry activity over the past three decades has created challenges in ramping up development. As a result, it is widely expected that it could take up to a decade before the nuclear sector begins actively adding new plants to the power grid at scale.

The Regulatory Landscape

President Donald Trump's decision to withdraw the United States from the Paris Climate Agreement in January 2025 has significantly influenced the nation's energy production landscape. This move, coupled with a series of executive orders, has shifted federal policies to favor fossil fuel industries, impacting both renewable energy initiatives and the broader energy market. On his first day in office, President Trump declared a national energy emergency, aiming to boost domestic oil and gas production. This declaration has led to the suspension of certain environmental regulations, expedited approvals for fossil fuel projects, and the lifting of moratoriums on offshore drilling. The administration also established the National Energy Dominance Council to further streamline energy infrastructure projects and reduce regulatory barriers. These actions are intended to enhance energy independence and stimulate economic growth within traditional energy sectors. However, regulatory changes under the current administration are occurring at a rapid pace, which poses risks that the industry is unable to adapt in a timely manner.

In August 2022, President Biden signed the IRA, a bill that funds hundreds of billions of dollars in tax subsidies intended to combat climate change among other measures, with the receipt of the majority of the tax subsidies conditioned on the extent that taxpayers “buy American” and/or pay prevailing wages, among other requirements. Existing supply chains and skilled labor pools could lack the capacity to meet the demand that the incentives were intended to create. Therefore, the subsidies may not have provided the economic incentives to renewable and other energy project owners to the extent that was expected. Upon taking office in January 2025, President Trump initiated a 90-day review of aspects of the IRA and the Infrastructure Investment and Jobs Act. This action has paused disbursements of certain funds, including grants and loans, pending a review to ensure alignment with the new administration’s energy policies. This pause introduces additional uncertainty for ongoing and planned projects that rely on IRA incentives.

In May 2023, the Biden administration proposed new rules for the Environmental Protection Agency (the “EPA”) that were intended to drastically reduce greenhouse gases from coal- and gas-fired power plants that officials admit will cost such plants billions of dollars to comply fully by 2042. In April 2024, the EPA issued final rules that require coal-fired power plants that are expected to operate beyond 2039 to reduce their carbon emissions by 90% prior to 2032. For new gas-fired power plants, the rules require a sliding scale of carbon capture up to 90% based on the operational load of the individual power plant. Rules for existing natural gas power plants have been delayed until 2025 in response to concern that such rules could affect grid reliability. President Trump has expressed strong opposition to the EPA’s emissions-regulating rules and has pledged to abolish them.

In June 2023, President Biden signed a bill that included reforms for certain elements of the permitting process for energy projects. Following the 2024 presidential election, President Trump has taken more significant steps to modify the permitting process. In January 2025, he signed executive orders prioritizing oil, gas, nuclear, coal, hydropower, biofuel, and critical mineral projects, while notably excluding wind and solar initiatives. These orders aim to expedite permitting for specific energy sectors by proposing changes to the National Environmental Policy Act (“NEPA”) to facilitate faster approvals.

In May 2024, the Biden administration launched the Federal-State Modern Grid Deployment Initiative, a collaborative measure between the federal government and twenty-one states intended to prioritize efforts that support the adoption of modern grid solutions to expand grid capacity and build modern grid capabilities for both new and existing transmission and distribution lines.

Changes in U.S. trade policy, particularly the introduction of higher and fluctuating tariffs, have created economic uncertainty, raising concerns in the construction sector about material price inflation and delivery delays. In January 2025, the U.S. announced new tariffs on imports from several nations, including Mexico, Canada, and China. Some of these tariffs were later postponed or modified. While intended to support broader policy objectives, these tariffs could disrupt supply chains, impact trade agreements, and increase costs while limiting access to materials essential for project execution. As trade negotiations continue and new policies are introduced, the tariff situation remains fluid, adding to the unpredictability of material costs and supply chain stability. The uncertainty surrounding trade policies may deter investment in new power plant or industrial construction projects, as stakeholders assess the financial viability amid fluctuating costs.

Behind-the-Meter Power Generation

The energy sector continues to experience significant shifts driven by evolving regulatory policies, technological advancements, evolving utility rate structures, and increasing customer demand for energy resilience and sustainability. A key trend influencing the market is the growing adoption of behind-the-meter (“BTM”) power generation assets, which allow commercial, industrial, and residential customers to generate electricity on-site rather than relying solely on the traditional grid. As BTM resources increase, grid operators may require more flexible and fast-ramping natural gas plants to balance intermittent generation from solar and other distributed energy resources, creating a role for gas-fired plants as reliability assets.

The adoption of BTM power generation is accelerating among commercial businesses, particularly data centers, seeking greater energy resilience, cost control, and sustainability. Most importantly, BTM power generation enables data centers and other commercial enterprises to connect to power more quickly, bypassing lengthy interconnection processes and delays associated with grid upgrades. Many companies are investing in on-site generation, such as solar-plus-storage and combined heat and power systems, to mitigate grid reliability risks, reduce peak demand charges, and meet corporate sustainability goals. While BTM generation offers businesses greater control over their energy use, it also challenges traditional utilities, requiring adjustments in grid management and revenue models.

Outlook for Natural Gas-Fired Power Plants

We believe that the lower operating costs of natural gas-fired power plants, the higher energy generating efficiencies of modern gas turbines, and the requirements for grid resiliency should sustain the demand for modern combined cycle and simple cycle gas-fired power plants in the future. We believe that the benefits of natural gas as a source of power are compelling, especially as a complement to the deployment of solar and wind-powered energy sources, and that the future long-term prospects for natural gas-fired power plant construction remain favorable as natural gas continues to be the primary source for power generation in our country. The future availability of less carbon-intense, higher efficiency and inexpensive natural gas in the U.S. should be a significant factor in the economic assessment of future power generation capacity additions, although the pace of new opportunities emerging may be restrained and the starts of awarded EPC projects may be delayed or canceled due to the challenges described above.

The current scramble for electricity, regardless of source, may indicate that the 100% transition to renewable energy is in the distant future and has prompted, in part, renewed interest in not only carbon capture techniques, but carbon removal technologies as well. Governments, including the U.S., are taking initial steps to boost this industry. The success of this industry could reduce the climate-change fear associated with natural gas-fired power plants. We intend to execute an “all-

of-the-above” approach in pursuing the construction of future facilities that support the energy transition, which we see as a continuation of our historical commitment to building cleaner energy plants.

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

Whereas in the U.K., prior to the elections in July 2024, the government had expressed support for new gas-fired power plants to offset the retirement of coal-fired plants, the retirement of aging gas plants, and the intermittency of renewable energy plants. However, with the general election in July 2024, the Labour Party, led by Prime Minister Keir Starmer, has shifted focus toward accelerating the transition to renewable energy while still acknowledging the role of gas as a transitional fuel.

APC is actively pursuing business opportunities for natural gas-fired power generation projects with its existing and new clients. GPS has been providing top management guidance and project management expertise to APC. Currently, APC is undergoing a comprehensive operational review, in collaboration with GPS, to enhance project management processes.

Industrial Construction Services Outlook

Industrial field services typically represent the majority of TRC’s annual revenues with the remaining revenues contributed by projects consisting primarily of metal fabrication. Although TRC has worked on projects throughout the U.S., the primary business footprint for TRC encompasses the Southeast region of the U.S. where there are many local and state governments that welcome industrial production facilities with ideal locations and with serious economic development programs and incentives. The national focus on infrastructure improvements, biotechnology advancements, energy storage and clean water have resulted in firms that are focused on these trends recently choosing TRC to participate in major construction projects in the region. Other important factors and trends include low state corporate tax rates, favorable labor migration patterns, the surface transportation infrastructure and the ready access to modern seaports.

Economic data supports our belief that TRC is ideally located in a leading manufacturing growth area of the U.S., which should continue to provide it with project opportunities going forward that will expand its business and industrial construction capabilities. Despite headwinds such as rising labor costs and skilled labor shortages, it is likely that the near-term will see a boost to construction associated with manufacturing, as well as the transportation and clean energy infrastructures, as funds from three key pieces of national legislation passed in 2021 and 2022 are still expected to flow into the industry. These bills include the Infrastructure and Jobs Act, the IRA and the Creating Helpful Incentives to Produce Semiconductors Act, and they appear to be sustaining high construction industry confidence for the near future.

Results of Operations

We reported net income of $85.5 million, or $6.15 per diluted share, for Fiscal 2025. For the prior fiscal year, we reported net income of $32.4 million, or $2.39 per diluted share.

The following schedule compares our operating results for Fiscal 2025 and Fiscal 2024 (dollars in thousands):

	Years Ended January 31,
	2025	2024	$ Change	% Change
REVENUES
Power industry services	$693,036	$416,281	$276,755	66.5%
Industrial construction services	167,624	142,801	24,823	17.4
Telecommunications infrastructure services	13,519	14,251	(732)	(5.1)
Revenues	874,179	573,333	300,846	52.5
COST OF REVENUES
Power industry services	577,563	357,705	219,858	61.5
Industrial construction services	145,329	124,321	21,008	16.9
Telecommunications infrastructure services	10,298	10,473	(175)	(1.7)
Cost of revenues	733,190	492,499	240,691	48.9
GROSS PROFIT	140,989	80,834	60,155	74.4
Selling, general and administrative expenses	52,794	44,376	8,418	19.0
INCOME FROM OPERATIONS	88,195	36,458	51,737	141.9
Other income, net	23,009	12,475	10,534	84.4
INCOME BEFORE INCOME TAXES	111,204	48,933	62,271	127.3
Income tax expense	25,745	16,575	9,170	55.3
NET INCOME	$85,459	$32,358	$53,101	164.1%

Revenues

Power Industry Services

The revenues of the power industry services business increased by 66.5%, or $276.8 million, to $693.0 million for Fiscal 2025 compared with revenues of $416.3 million for Fiscal 2024, as the current year construction activities increased for the Midwest Solar and Battery Projects, the Trumbull Energy Center, the 405 MW Midwest Solar Project and the Louisiana LNG Facility. The increase in revenues between years was partially offset by decreased construction activities associated with the Guernsey Power Station project, the ESB FlexGen Peaker Plants, the Shannonbridge Power Project and the Kilroot Project, as those projects have concluded. The revenues of this business represented approximately 79.3% of consolidated revenues for Fiscal 2025 and 72.6% of consolidated revenues for the prior year. The project backlog amounts for the power industry services reportable segment as of January 31, 2025 and 2024 were $1.3 billion and $0.6 billion, respectively.

Industrial Construction Services

The revenues of industrial construction services increased by $24.8 million, or 17.4%, to $167.6 million for Fiscal 2025 compared with revenues of $142.8 million for Fiscal 2024 as the amounts of field services construction activities increased meaningfully between periods, partially offset by decreased supporting vessel fabrication work between periods. The revenues of this business represented approximately 19.2% of consolidated revenues for Fiscal 2025 and 24.9% of consolidated revenues for the prior fiscal year.

Telecommunications Infrastructure Services

The revenues of telecommunications infrastructure services were $13.5 million for Fiscal 2025 compared with revenues of $14.3 million for Fiscal 2024.

Cost of Revenues

Due primarily to the increase in consolidated revenues for Fiscal 2025 compared with revenues for Fiscal 2024, consolidated cost of revenues also increased. These costs were $733.2 million and $492.5 million for Fiscal 2025 and Fiscal 2024, respectively.

Gross Profit

For Fiscal 2025, we reported a consolidated gross profit of approximately $141.0 million, which represented a gross profit percentage of approximately 16.1% of corresponding consolidated revenues. For Fiscal 2024, we reported a consolidated gross profit of approximately $80.8 million, which represented a gross profit percentage of approximately 14.1% of corresponding consolidated revenues. The gross profit percentage increased between periods primarily due to the changing mix of projects and contract types. Additionally, during Fiscal 2025 and Fiscal 2024, gross profit was negatively impacted by losses recorded on the Kilroot Project, which reduced margins by approximately $3.4 million and $10.0 million, respectively. The gross profit percentages of corresponding revenues for the power industry services, industrial construction services and telecommunications infrastructure services segments for Fiscal 2025 were 16.7%, 13.3% and 23.8%, respectively.

The gross profit percentages of corresponding revenues for the power industry services, industrial construction services and telecommunications infrastructure services segments for Fiscal 2024 were 14.1%, 12.9% and 26.5%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $52.8 million and $44.4 million for Fiscal 2025 and Fiscal 2024, respectively, representing 6.0% and 7.7% of consolidated revenues for the corresponding periods, respectively.

Other Income, Net

For Fiscal 2025 and Fiscal 2024, the net amounts of other income were $23.0 million and $12.5 million, respectively, which represented an increase of 84.4% between the comparable periods, as the weighted average balances of investments are meaningfully higher this year, and earnings related to cash and cash equivalent balances increased during Fiscal 2025 as well. Earnings on invested funds and interest-bearing cash accounts for Fiscal 2025 and Fiscal 2024 were $21.2 million and $14.1 million, respectively. Offsetting other income in the prior year was the wire-transfer fraud loss of $3.0 million that occurred in the first quarter of Fiscal 2024 (see Note 18 to the accompanying consolidated financial statements).

Income Tax Expense

We recorded income tax expense for Fiscal 2025 in the net amount of approximately $25.7 million primarily due to our reporting pre-tax income for financial reporting purposes in the amount of $111.2 million for the year. Our annual effective income tax rate for Fiscal 2025 was 23.2%. This tax rate differed from the statutory federal tax rate of 21% due to the unfavorable effect of state income taxes and the unfavorable effects of certain nondeductible expense amounts. Partially offsetting these unfavorable effects were the investment tax credit effect recorded in Fiscal 2025 related to our solar fund investments and the windfall benefit from stock-based compensation.

We recorded income tax expense for Fiscal 2024 in the net amount of approximately $16.6 million primarily due to our reporting pre-tax income for financial reporting purposes in the amount of $48.9 million for the year. Our annual effective income tax rate for Fiscal 2024 was 33.9%. This tax rate differed from the statutory federal tax rate of 21% due to the net operating loss of APC’s subsidiary in the U.K. that was not tax effected with benefit. Partially offsetting this unfavorable tax effect were the benefits provided by foreign tax rate differentials.

Liquidity and Capital Resources

At January 31, 2025 and 2024, our balances of cash and cash equivalents were $145.3 million and $197.0 million, respectively, which represented a decrease of $51.7 million between years.

The net amount of cash provided by operating activities for Fiscal 2025 was $167.6 million. Our net income for Fiscal 2025, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $99.7 million. The temporary increase in contract liabilities of $118.2 million represented a source of cash, primarily due to the net effect of the early phase of construction activities on certain projects. The increase in the combined level of accounts payable and accrued expenses in the amount of $66.2 million represented a meaningful source of cash during the period as well. The decrease in contract assets of $19.8 million represented a source of cash, primarily due to the completion of projects during the period. The increase of accounts receivable in the amount of $128.6 million, which represented a use of cash during the period, was due primarily to the increase in revenues during the period and timing of billings, but also related to the Kilroot Project. The increase in other assets of $7.7 million represented a use of cash during the period.

During Fiscal 2025, we used $120.7 million, net of maturities, to invest in available-for-sale (“AFS”) securities consisting primarily of U.S. Treasury notes. We also used $45.0 million, net of maturities, to invest in CDs issued by the Bank. We used $16.3 million to invest in a new solar tax credit entity and fund our remaining capital contribution obligation to a solar energy project we invested in during the prior year. We also used $6.6 million for the purchases of property, plant and equipment.

For Fiscal 2025, we used $26.1 million cash in financing activities, including $18.3 million used for the payment of regular cash dividends and $1.5 million used to repurchase shares of common stock pursuant to our share repurchase program. We also used $6.3 million for share-based award settlements, which represented the net of payments of $12.7 million for withholding taxes reimbursed by shares of common stock and $6.5 million of proceeds from the exercise of stock options during the period. As of January 31, 2025, there were no restrictions with respect to intercompany payments between the holding company, GPS, TRC, APC and SMC.

At January 31, 2025, a portion of our balance of cash and cash equivalents was invested in a money market fund with most of its net assets invested in cash, U.S. Treasury obligations, other obligations issued by U.S. Government agencies and sponsored enterprises, and repurchase agreements secured by U.S. government obligations. The major portion of our domestic operating bank account balances are maintained with the Bank. We do maintain certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of the operations of APC.

In order to monitor the actual and necessary levels of liquidity for our business, we focus on working capital, or net liquidity, in addition to our cash balances. Our net liquidity increased by $56.5 million to $301.4 million as of January 31, 2025 from $244.9 million as of January 31, 2024, due primarily to our net income for the fiscal year, partially offset by the payment of cash dividends, common stock repurchases, and net cash paid for withholding taxes due to stock-based award net settlements. As we have no debt service, as our fixed asset acquisitions in a reporting period are typically low, and as our net liquidity includes our short-term investments and AFS investments, our levels of working capital are not subjected to the volatility that affects our levels of cash and cash equivalents.

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

Financing Arrangements

On May 24, 2024, we executed with the Bank the New Credit Agreement with an expiration date of May 31, 2027. The New Credit Agreement supersedes the Expired Credit Agreement, reduces the base lending commitment amount from $50.0 million to $35.0 million, increases the letter of credit fees to be consistent with current market conditions, and establishes the interest rate for revolving loans at SOFR plus 1.85%. In addition to the base commitment, the new facility includes an accordion feature that allows for an additional commitment amount of $30.0 million, subject to certain conditions. We may use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business as defined in the New Credit Agreement. Further, on May 31, 2024, we entered into a companion facility, in the amount of $25.0 million, pursuant to which the Company’s Irish subsidiary, APC, may cause the Bank’s European entity to issue letters of credit on its behalf that are secured by a blanket parent company guarantee issued by Argan to the Bank. Despite the reduction in the base amount of the credit commitment provided by the New

Credit Agreement, the increased accordion amount and the addition of the companion facility provide us with greater flexibility in managing our credit requirements, at a potentially lower cost.

At January 31, 2025 and 2024, we did not have any borrowings outstanding under the New Credit Agreement or the Expired Credit Agreement, respectively. At January 31, 2025, there were no outstanding letters of credit issued under the credit facilities.

We have pledged the majority of the Company’s assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The New Credit Agreement requires that the we comply with certain financial covenants at its fiscal year-end and at each fiscal quarter-end. The New Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of January 31, 2025, we were in compliance with the covenants and other requirements of the New Credit Agreement.

Contractual Obligations

During Fiscal 2025, there was no significant change in the nature or amounts of our contractual obligations. We estimate that the balance of such contractual obligations as of January 31, 2025 was less than $20.0 million. The two largest items in this estimate, operating leases and deferred compensation, are amounts included as liabilities in our consolidated balance sheet. The remainder of such obligations relate primarily to open service arrangements. Outstanding commitments represented by open purchase orders and subcontracts related to our construction contracts have not been included in the estimated amounts of contractual obligations as such amounts are expected to be funded through contract billings to customers. We do not have any significant obligations for materials or subcontracted services beyond those required to complete construction contracts awarded to us.

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

As of January 31, 2025, the estimated amount of our unsatisfied bonded performance obligations, covering all of our subsidiaries, was approximately $0.7 billion. In addition, as of January 31, 2025, the outstanding amount of bonds covering other risks, including warranty obligations and contract payment retentions related to completed activities, was $25.2 million.

When sufficient information about claims related to performance on projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such losses. As our subsidiaries are wholly owned, any actual liability related to contract performance is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. Any amounts that we may be required to pay in excess of the estimated costs to complete contracts in progress as of January 31, 2025 are not estimable.

Solar Energy Project Investments

We make investments in limited liability companies that make equity investments in solar energy projects that are eligible to receive energy tax credits, for which we have received substantially all of the income tax benefits associated with those investments. During Fiscal 2024, we made an investment of approximately $5.1 million cash in a solar tax credit entity, and during the first quarter of Fiscal 2025, we paid $3.3 million in cash to satisfy our remaining capital contribution obligation.

Later in Fiscal 2025, we evaluated and entered into an investment opportunity in an additional solar tax credit entity, where we contributed $13.0 million in the fourth quarter of Fiscal 2025. As of January 31, 2025, we have $11.5 million remaining of cash investment commitments related to this solar fund, which we expect to fulfill in Fiscal 2026. It is likely that we will evaluate opportunities to make other solar energy investments of this type in the future.

Development Financing

We selectively participate in power plant project development and related financing activities 1) to maintain a proprietary pipeline for future EPC services contract opportunities, 2) to secure exclusive rights to EPC contracts, and 3) to generate profits through interest income and project development success fees. As is common in our industry, EPC contractors and third parties periodically form joint ventures, limited partnerships and limited liability companies for purposes of executing a project or program for a project owner. These teaming arrangements are typically dissolved upon completion of the project or program. In addition, we may obtain interests in VIEs formed by its owners for a specific purpose. The evaluation of whether such interests represent our financial control of a VIE requires analysis and judgment.

In Fiscal 2023, we deconsolidated a VIE that had been formed for the purpose of developing a natural gas-fired power plant in Virginia (see Note 15 to the accompanying consolidated financial statements). GPS had provided development financing to this special purpose entity pursuant to a promissory note. However, the project owner was unable to obtain the necessary equity financing for the project, and the special purpose entity dissolved.

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

In Fiscal 2025, we funded a loan to a special purpose entity in the amount of $5.0 million to support the development phase of a natural gas-fired power plant (see Note 18 to the accompanying consolidated financial statements). We may enter into other support arrangements in the future in connection with power plant development opportunities when they arise and when we are confident that providing early financial support for the projects will lead to the award of the corresponding EPC contracts to us.

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

The following table presents the determinations of EBITDA for Fiscal 2025 and Fiscal 2024, respectively (amounts in thousands).

	2025	2024
Net income, as reported	$85,459	$32,358
Income tax expense	25,745	16,575
Depreciation	1,905	2,013
Amortization of intangible assets	391	392
EBITDA	$113,500	$51,338

Deferred Tax Assets and Liabilities

Our consolidated balance sheet as of January 31, 2025 includes net deferred tax assets in the amount of approximately $0.6 million. The components of our deferred taxes are presented in Note 12 to the accompanying consolidated financial statements. These amounts reflect differences in the periods in which certain transactions are recognized for financial and income tax reporting purposes.

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

During Fiscal 2020, a valuation allowance in the amount of $7.1 million was established against the deferred tax asset amount created by the NOL of APC UK. During Fiscal 2023, APC UK continued a turnaround of its operating results such that we believed it had a stable earnings history upon which APC UK could reliably forecast future profitable operations. Accordingly, we reversed a portion of the corresponding allowance during Fiscal 2023 in the amount of $2.6 million. However, the unexpected difficulties with one construction project and the loss that was recorded by APC UK related to it caused management to increase the amount of the allowance by $2.1 million in Fiscal 2024. During Fiscal 2025, the valuation allowance was increased by $1.4 million related to additional operating losses incurred by APC UK during the fiscal year. As of January 31, 2025, the potential income tax benefits associated with the NOLs of APC UK are fully offset by a valuation allowance.

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

These estimates, judgments, and assumptions affect the reported amounts of assets, liabilities and equity, the disclosure of contingent assets and liabilities at the dates of financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. We do periodically review these critical accounting policies and estimates with the audit committee of our board of directors.

We consider the accounting policies related to revenue recognition on long-term construction contracts to be most critical to the understanding of our financial position and results of operations.

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

The guidance focuses on the transfer of the control of the goods and/or services to the customer, as opposed to the transfer of risk and rewards. Major provisions cover the determination of which goods and services are distinct and represent separate performance obligations, the appropriate treatment of variable consideration, and the evaluation of whether revenues should be recognized at a point in time or over time. In general, application of the rules requires us to make important judgments and meaningful estimates that may have significant impact on the amounts of revenues recognized by us for any reporting period.

Revenues from fixed-price contracts, including portions of estimated gross profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the cost-to-cost approach. The cost and profit estimates are re-forecasted monthly for all significant contracts pursuant to a detailed determination and review process. The results of the process are subjected to reviews by senior management with the applicable project management personnel at each subsidiary. The depth of the reviews may vary between projects depending on the percentage-of-completion for the projects, among other factors. The cost-to-cost method measures the ratio of costs incurred and accrued to date for each contract to the estimated, or forecasted, total cost for each contract at completion. This requires us to prepare on-going estimates of the forecasted cost to complete each contract as the project progresses. In preparing these estimates, we make significant judgments and assumptions about our significant costs, including materials, labor and equipment, and we evaluate contingencies based on possible schedule variances, major equipment delivery delays, construction delays, weather or other productivity factors.

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

Contract results may be impacted by estimates of the amounts of contract variations that we expect to receive. The effects of any resulting revisions to revenues and estimated costs can be determined at any time and they could be material. As of January 31, 2025 and 2024, the aggregate amounts of contract variations reflected in estimated transaction prices that were pending customer approval were $8.0 million and $8.4 million, respectively.

Substantially all of our customer contracts include the right for customers to terminate contracts for convenience as disclosed in Note 2 to the consolidated financial statements. The value of future work that companies are contractually obligated to perform pursuant to active customer contracts should not be included in the disclosure of remaining unsatisfied performance obligations (“RUPO”) when the corresponding contracts include termination for convenience clauses without substantial penalties accruing to the customers upon such terminations. In the application of this guidance, we assess whether the nature of the work being performed under contract is largely service-based and repetitive and should be considered a succession of one-month contracts for the duration of the identified term of the contract. Predominantly, our customers contract with us to construct assets, to fabricate materials or to perform emergency maintenance or outage services where we believe a substantial penalty or cost would be incurred upon a termination for convenience. We believe that in substantially all cases, there would be substantial costs incurred by a customer if it terminated a contract with us for convenience including the costs of terminating subcontracts, canceling purchase orders, returning or otherwise disposing of delivered materials and equipment and restarting the effort with another contractor. Further, to the best of management’s knowledge, the Company has never had a customer terminate a material contract with us for convenience. Therefore, our disclosure in Note 2 of the value of RUPO on active customer contracts represents an amount based on contracts or orders received from customers that the Company believes are firm and where the parties are acting in accordance with their respective obligations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of January 31, 2025, we had no outstanding borrowings under our financing arrangements with the Bank (see Note 8 to the accompanying consolidated financial statements), which provide a revolving loan with a maximum borrowing amount of $35.0 million, which also includes an accordion feature that allows for an additional commitment amount of $30.0 million subject to certain conditions, with interest at SOFR plus 1.85%.

We maintain a substantial amount of our temporarily investable cash in certificates of deposit, a money market fund and U.S. Treasury notes (see Note 3 of the accompanying consolidated financial statements). As of January 31, 2025, the weighted average number of days remaining until maturity for the certificates of deposit and U.S. Treasury notes was 618 days. The weighted average annual interest rate of our certificates of deposit of $150.0 million, the money market fund balance of $93.1 million and the U.S. Treasury notes with face value of $230.0 million was 4.1%. Based on the current rates of our invested funds as of January 31, 2025, an increase or decrease of 100 basis points in interest rates would change our annual investment earnings by $4.7 million.

Foreign Exchange Risk

The majority of our operations are based in the U.S. and, accordingly, the majority of transactions are denominated in U.S. Dollars. Our foreign subsidiaries operate in either the British Pound or the Euro. Changes in the value of the U.S. Dollar to these currencies will impact our operating results and the value of our balance sheet items translated from their functional currencies.

The effects of translation are recognized in accumulated other comprehensive loss, which is net of tax when applicable. APC remeasures transactions and financial statement amounts denominated in local currencies to Euros. Gains and losses on the remeasurements are recorded in the other income, net, line of our consolidated statement of earnings.

Contract Costs Risk

In the “Risk Factors” section of this 2025 Annual Report (see Item 1A), we have included discussion of the risks to our fixed-price contracts if actual contract costs rise above the estimated amounts of such costs that support corresponding contract prices. Identified as factors that could cause contract cost overruns, project delays or other unfavorable effects on our contracts, among other circumstances and events, are delays in the scheduled deliveries of machinery and equipment ordered by us or project owners, unforeseen increases in the costs of labor, warranties, raw materials, components or equipment or the failure or inability to obtain resources when needed.

Recent U.S. trade policies, including increased and fluctuating tariffs on imports from Canada, Mexico, and China, have introduced uncertainty in supply chains and material costs. These tariffs, aimed at broader policy objectives, risk inflating prices for essential construction materials, such as steel and aluminum, causing import delays and disrupting project timelines. As trade negotiations continue and policies evolve, the tariff situation remains fluid, adding further unpredictability to material costs and supply chain stability. The resulting uncertainty may deter investment in power plant and industrial construction, impacting budgets, schedules, and overall profitability.

We are subject to fluctuations in prices for construction commodities including steel products, copper, concrete and fuel. Although we attempt to secure firm quotes from our suppliers, we generally do not hedge against increases in prices for these commodities. Commodity price risks may have an impact on our results of operations due to the fixed-price nature of many of our contracts. We attempt to include the anticipated amounts of price increases or decreases in the costs of our bids. In times of increased supply cost volatility, we may take other steps to reduce our risks. For example, we may hold quotes related to materials in our industrial construction services segment for very short periods. For major fixed-price contracts in our power industry services segment, we may mitigate material cost risks by procuring the majority of the equipment and construction supplies during the early phases of a project and include certain commercial protections in our contracts. The profitability of our active jobs has not suffered meaningfully from fluctuations in construction material costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to the Consolidated Financial Statements on page 51 of this 2025 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Attached as exhibits to this 2025 Annual Report are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and a reference to the report of Grant Thornton LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting. The information in this Item 9A should be read in conjunction with the certifications and the report of Grant Thornton LLP for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the year covered by this 2025 Annual Report. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this 2025 Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, which is separately evaluated on an annual basis for purposes of providing the management report that is set forth below.

Based on the controls evaluation, our CEO and CFO have concluded that, as of the end of the year covered by this 2025 Annual Report, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to Argan and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the periods when our periodic reports are being prepared.

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

Management assessed our internal control over financial reporting as of January 31, 2025, the end of the fiscal year, based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of January 31, 2025 has been audited by Grant Thornton LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this 2025 Annual Report, as stated in their reports which appear with our accompanying consolidated financial statements.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

During the quarter ended January 31, 2025, no director or officer of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item will be incorporated by reference to our 2025 Proxy Statement, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

We have adopted an insider trading policy and related procedures governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe are reasonably designed to promote compliance with applicable federal and state securities laws, and the rules and regulations of the New York Stock Exchange listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this report.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this item will be included in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table sets forth certain information, as of January 31, 2025, concerning securities authorized for issuance under options to purchase our common stock.

	Number of Securities	Weighted Average Exercise	Number of Securities
	Issuable under Outstanding	Price of Outstanding	Remaining Available for
	Options	Options	Future Awards (1)
Equity Compensation Plans Approved by the Stockholders (2)	449,500	$44.72	499,513
Equity Compensation Plans Not Approved by the Stockholders	—	—	—
Totals	449,500	$44.72	499,513
(1)	Represents the number of shares of common stock reserved for future stock awards, including restricted stock unit awards.
(2)	Approved plans include the Company’s Stock Plans.

The number of issuable shares of our common stock under outstanding stock options presented in the chart above does not include an estimated 271,633 shares of our common stock covered by outstanding restricted stock units awarded pursuant to the terms of the Stock Plans. See Note 11 to the accompanying consolidated financial statements included in Item 8 of Part II of this 2025 Annual Report for a description of the restricted stock units including the various vesting terms related to the awards.

The additional information required by this item will be included in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item will be included in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item will be included in our 2025 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS.

(a)	Financial Statements: Our consolidated financial statements together with the reports of our independent registered public accounting firm on those consolidated financial statements and our system of internal control over financial reporting are filed as part of this 2025 Annual Report.
(b)	Financial Statement Schedules: We have omitted all financial statement schedules because they are not applicable, they are not material, or we have included the necessary information in our consolidated financial statements or related notes.
(c)	Exhibits: The following exhibits are filed as part of this 2025 Annual Report:

Exhibit No.	Filed with this Form 10-K	Description

3.1		Certificate of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on April 10, 2019.

3.2		Bylaws. Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on April 15, 2009.

4		Description of Registrant’s Securities. Incorporated by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K filed on April 14, 2020.

10.1*		Argan, Inc. 2011 Stock Plan (Revised as of April 10, 2018). Incorporated by reference to the Registrant’s Proxy Statement filed on Schedule 14A on May 7, 2018.

10.2*		Argan, Inc. 2020 Stock Plan (Revised as of April 11, 2023). Incorporated by reference to the Registrant’s Proxy Statement filed on Schedule 14A on May 1, 2023.

10.3*

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

10.4*

Employment Agreement, dated September 16, 2024, by and between Gemma Power Systems, LLC and Charles Collins IV. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 18, 2024.

10.5*

Employment Agreement, dated September 16, 2024, by and between Argan, Inc. and David H. Watson. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 18, 2024.

10.6*

Employment Agreement, dated September 16, 2024, by and between Argan, Inc. and Joshua S. Baugher. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2024.

10.7*

Retirement Agreement, dated as of August 16, 2022, by and between Argan, Inc. and Rainer H. Bosselmann. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2022.

10.8*

Deferred Compensation Plan, adopted by Gemma Power Systems, LLC, effective as of April 6, 2017. Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K filed on April 11, 2017.

10.9*		Amendment No. 2020-1 to the Gemma Power Systems, LLC Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 9, 2020.

Exhibit No.	Filed with this Form 10-K	Description

10.10

Second Amended and Restated Replacement Credit Agreement, dated May 24, 2024, among Argan, Inc. and certain subsidiaries of Argan, Inc., as borrowers, and Bank of America, N.A., as the lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 31, 2024).

10.11

Guarantee of Payment Agreement, dated May 24, 2024, between Argan, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 31, 2024).

10.12

Master Issuance and Indemnity Agreement, dated May 31, 2024, between Atlantic Projects Company Limited and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 31, 2024).

14.1		Code of Ethics. Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed on April 27, 2004.

14.2		Argan, Inc. Code of Conduct, effective December 10, 2020. Incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K filed on December 10, 2020.

19.1	X	Insider Trading Policy.

21		Subsidiaries of the Company. Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed on April 14, 2021.

23.1	X	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1	X	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	X	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	X	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	X	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*		Policy Regarding Repayment or Forfeiture of Certain Compensation (“Clawback Policy”). Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on April 11, 2024.

101.INS		XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema.

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase.

101.LAB		Inline XBRL Taxonomy Label Linkbase.

101.PRE		Inline XBRL Taxonomy Presentation Linkbase.

101.DEF		Inline XBRLTaxonomy Extension Definition Document.

104		Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

March 27, 2025	By:	/s/ Joshua S. Baugher
Joshua S. Baugher
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David H. Watson	President and Chief Executive Officer, Director	March 27, 2025
David H. Watson	(Principal Executive Officer)

/s/ William F. Leimkuhler	Chairman of the Board of Directors	March 27, 2025
William F. Leimkuhler

Director
Rainer H. Bosselmann

/s/ Cynthia A. Flanders	Director	March 27, 2025
Cynthia A. Flanders

/s/ Peter W. Getsinger	Director	March 27, 2025
Peter W. Getsinger

/s/ William F. Griffin	Director	March 27, 2025
William F. Griffin

/s/ John R. Jeffrey	Director	March 27, 2025
John R. Jeffrey

/s/ Karen A. Sweeney	Director	March 27, 2025
Karen A. Sweeney

/s/ James W. Quinn	Director	March 27, 2025
James W. Quinn

ARGAN, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

The following financial statements (including the notes thereto and the Reports of Independent Registered Public Accounting Firm with respect thereto), are filed as part of this 2025 Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Argan, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2025 and 2024, the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 27, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit procedures related to the auditing of certain fixed-price contract revenues included, among others:

●	We evaluated the design and tested the operating effectiveness of internal controls over the estimation process that affects estimates of variable consideration and costs to complete utilized in the estimation process in determining revenue on certain fixed-price contracts.
●	For a sample of certain fixed-price contracts, we inspected contract agreements, related amendments, and change orders. We also tested underlying contractual and financial data for completeness and accuracy. In addition, we tested estimates to complete by evaluating the significant assumptions, taking into account the stage of the Company’s progress towards completion of the subject project.
●	We agreed a sample of costs allocated to contracts to supporting documentation and recalculated revenues recognized based on the percentage of completion. We also attended a sample of monthly project review meetings and, where applicable, obtained relevant supporting documentation for significant assumptions impacting the estimate to complete and/or the transaction price for fixed-price contracts.
●	We performed retrospective audit procedures for a sample of revenue contracts to compare management’s historical estimated margins to the current margins in order to assess management’s ability to estimate the transaction price and costs to complete.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

Arlington, Virginia
March 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Argan, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 31, 2025, and our report dated March 27, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Arlington, Virginia
March 27, 2025

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE YEARS ENDED JANUARY 31,

(In thousands, except per share data)

	2025	2024	2023
REVENUES	$874,179	$573,333	$455,040
Cost of revenues	733,190	492,499	368,679
GROSS PROFIT	140,989	80,834	86,361
Selling, general and administrative expenses	52,794	44,376	44,692
INCOME FROM OPERATIONS	88,195	36,458	41,669
Other income, net	23,009	12,475	4,331
INCOME BEFORE INCOME TAXES	111,204	48,933	46,000
Income tax expense	25,745	16,575	11,296
NET INCOME	85,459	32,358	34,704
Net income attributable to non-controlling interest	—	—	1,606
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	85,459	32,358	33,098

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Foreign currency translation adjustments	(2,322)	(920)	(425)
Net unrealized (losses) gains on available-for-sale securities	(619)	199	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$82,518	$31,637	$32,673

NET INCOME PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$6.35	$2.42	$2.35
Diluted	$6.15	$2.39	$2.33

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	13,448	13,365	14,083
Diluted	13,906	13,548	14,176

CASH DIVIDENDS PER SHARE	$1.35	$1.10	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31,

(Dollars in thousands, except per share data)

	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$145,263	$197,032
Investments	379,874	215,373
Accounts receivable, net	175,808	47,326
Contract assets	28,430	48,189
Other current assets	51,925	39,259
TOTAL CURRENT ASSETS	781,300	547,179
Property, plant and equipment, net	14,463	11,021
Goodwill	28,033	28,033
Intangible assets, net	1,826	2,217
Deferred taxes, net	552	2,259
Right-of-use and other assets	10,053	7,520
TOTAL ASSETS	$836,227	$598,229

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$97,297	$39,485
Accrued expenses	83,319	81,721
Contract liabilities	299,241	181,054
TOTAL CURRENT LIABILITIES	479,857	302,260
Noncurrent liabilities	4,513	5,030
TOTAL LIABILITIES	484,370	307,290

COMMITMENTS AND CONTINGENCIES (see Notes 9 and 10)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 15,828,289 shares issued; 13,634,214 and 13,242,520 shares outstanding at January 31, 2025 and 2024, respectively	2,374	2,374
Additional paid-in capital	168,966	164,183
Retained earnings	292,698	225,507
Treasury stock, at cost – 2,194,075 and 2,585,769 shares at January 31, 2025 and 2024, respectively	(105,643)	(97,528)
Accumulated other comprehensive loss	(6,538)	(3,597)
TOTAL STOCKHOLDERS’ EQUITY	351,857	290,939
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$836,227	$598,229

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2025, 2024 AND 2023

(Dollars in thousands)

	Common Stock		Additional			Accumulated
	Outstanding	Par	Paid-in	Retained	Treasury	Other Comprehensive	Non-controlling	Total
	Shares	Value	Capital	Earnings	Stock	Loss	Interest	Equity
Balances, February 1, 2022	15,257,688	$2,368	$158,190	$188,690	$(20,405)	$(2,451)	$(797)	$325,595
Net income	—	—	—	33,098	—	—	1,606	34,704
Foreign currency translation loss	—	—	—	—	—	(425)	—	(425)
Stock compensation expense	—	—	3,958	—	—	—	—	3,958
Stock option exercises and restricted stock unit settlements, net	39,616	6	60	—	—	—	—	66
Common stock repurchases	(1,855,714)	—	—	—	(68,236)	—	—	(68,236)
Cash dividends	—	—	—	(13,956)	—	—	—	(13,956)
Distribution to non-controlling interest	—	—	—	—	—	—	(677)	(677)
Deconsolidation of VIE	—	—	—	—	—	—	(132)	(132)

Balances, January 31, 2023	13,441,590	2,374	162,208	207,832	(88,641)	(2,876)	—	280,897
Net income	—	—	—	32,358	—	—	—	32,358
Foreign currency translation loss	—	—	—	—	—	(920)	—	(920)
Net unrealized gains on available-for-sale securities	—	—	—	—	—	199	—	199
Stock compensation expense	—	—	4,455	—	—	—	—	4,455
Stock option exercises and restricted stock unit settlements, net	104,090	—	(2,480)	—	3,577	—	—	1,097
Common stock repurchases	(303,160)	—	—	—	(12,464)	—	—	(12,464)
Cash dividends	—	—	—	(14,683)	—	—	—	(14,683)

Balances, January 31, 2024	13,242,520	2,374	164,183	225,507	(97,528)	(3,597)	—	290,939
Net income	—	—	—	85,459	—	—	—	85,459
Foreign currency translation loss	—	—	—	—	—	(2,322)	—	(2,322)
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(619)	—	(619)
Stock compensation expense	—	—	4,460	—	—	—	—	4,460
Stock option exercises and restricted stock unit settlements, net	409,245	—	323	—	(6,591)	—	—	(6,268)
Common stock repurchases	(17,551)	—	—	—	(1,524)	—	—	(1,524)
Cash dividends	—	—	—	(18,268)	—	—	—	(18,268)

Balances, January 31, 2025	13,634,214	$2,374	$168,966	$292,698	$(105,643)	$(6,538)	$—	$351,857

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31,

(Dollars in thousands)

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$85,459	$32,358	$34,704
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock compensation expense	4,460	4,455	3,958
Right-of-use asset amortization	3,755	1,906	2,554
Depreciation	1,905	2,013	2,983
Changes in accrued interest on investments	1,237	(3,899)	(1,735)
Deferred income tax expense (benefit)	1,865	1,333	(3,232)
Equity in loss (income) of solar energy investments	150	130	(1,113)
Other	869	590	831
Changes in operating assets and liabilities
Accounts receivable	(128,608)	2,764	(23,246)
Contract assets	19,759	(23,411)	(19,874)
Other assets	(7,681)	(1,004)	(3,346)
Accounts payable and accrued expenses	66,227	14,830	9,084
Contract liabilities	118,187	84,793	(31,629)
Net cash provided by (used in) operating activities	167,584	116,858	(30,061)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(175,000)	(115,000)	(249,750)
Maturities of short-term investments	130,000	159,750	190,000
Purchases of available-for-sale securities	(139,922)	(104,492)	—
Maturities of available-for-sale securities	19,230	—	—
Purchases of property, plant and equipment	(6,583)	(2,756)	(3,372)
Issuance of note receivable	(5,023)	—	—
Investments in solar energy projects	(16,317)	(5,109)	—
Net cash used in investing activities	(193,615)	(67,607)	(63,122)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchases	(1,524)	(12,464)	(68,236)
Payments of cash dividends	(18,268)	(14,683)	(13,956)
Distribution to non-controlling interest	—	—	(677)
Settlements of share-based awards, net of withholding taxes paid	(6,268)	1,097	66
Net cash used in financing activities	(26,060)	(26,050)	(82,803)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	322	(116)	(539)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(51,769)	23,085	(176,525)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	197,032	173,947	350,472
CASH AND CASH EQUIVALENTS, END OF PERIOD	$145,263	$197,032	$173,947

NON-CASH INVESTING AND FINANCING ACTIVITIES
Investments in solar energy projects not yet paid	$11,519	$3,312	$—
Right-of-use assets obtained in exchange for lease obligations	$3,746	$2,444	$3,678
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds	$30,827	$14,297	$6,665
Cash paid for operating leases	$3,754	$1,910	$2,552

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025, 2024 AND 2023

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

Through GPS and APC, the Company provides a full range of engineering, procurement, construction, commissioning, maintenance, project development and technical consulting services to the power generation market. The customers include primarily independent power producers, public utilities, power plant equipment suppliers and other commercial firms with significant power requirements. Customer projects are located in the United States (the “U.S.”), the Republic of Ireland (“Ireland”) and the United Kingdom (the “U.K.”). GPS and APC represent the Company’s power industry services reportable segment. Through TRC, the industrial construction services reportable segment provides on-site services that support new plant construction and additions, maintenance turnarounds, shutdowns and emergency mobilizations for industrial operations primarily located in the Southeast region of the U.S. and that may include the fabrication, delivery and installation of steel components such as piping systems and pressure vessels. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region of the U.S.

Basis of Presentation and Significant Accounting Policies

The Company’s fiscal year ends on January 31 of each year. The consolidated financial statements include the accounts of Argan, its wholly owned subsidiaries, and a variable interest entity (“VIE”) prior to its deconsolidation during the year ended January 31, 2023 (see Note 15). All significant intercompany balances and transactions have been eliminated in consolidation. In Note 17, the Company has provided certain financial information relating to the operating results and assets of its reportable segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues, expenses, and certain financial statement disclosures. Management believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. Estimates are used for, but are not limited to, the Company’s accounting for revenues; the valuation of assets with long and indefinite lives including goodwill; the valuation of restricted stock units and options to purchase shares of the Company’s common stock; the evaluation of uncertain income tax return positions; the valuation of deferred taxes; the accruals for estimated liabilities, including any losses related to legal matters; and the determination of the allowance for doubtful accounts. Actual results could differ from these estimates.

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

Predominantly all of the Company’s long-term contracts are considered to have a single performance obligation. Although multiple promises to transfer individual goods or services may exist, they are not typically distinct within the context of such contracts because contract promises included therein are interrelated or the contracts require the Company to perform critical integration so that the customer receives a completed project. Warranties provided under the Company’s contracts with customers are assurance-type primarily and are recorded as the corresponding contract work is performed.

The transaction price for a customer contract represents the value of the contract awarded to the Company that is used to determine the amount of revenues recognized as of the balance sheet date. It may reflect amounts of variable consideration which could be either increases or decreases to the transaction price. These adjustments can be made from time-to-time during the period of contract performance as circumstances evolve related to such variable items as changes in the scope and price of contracts, claims, incentives and liquidated damages.

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

Inventory – Inventories consist of raw materials held for use in the ordinary course of business and are valued at the lower of cost or net realizable value (see Note 18).

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation. Such assets acquired in a business combination are initially included in the Company’s consolidated balance sheet at fair values. Depreciation amounts are determined using the straight-line method over the estimated useful lives of the assets, other than land, which are generally from five to thirty-nine years. Building and leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the related asset or the lease term. The costs of maintenance and repairs are expensed as incurred and major improvements are capitalized. When an asset is sold or retired, the cost and related accumulated depreciation amounts are removed from the accounts and the resulting gain or loss is included in earnings.

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

An alternative method allows the Company to first assess qualitative factors to decide whether it is necessary to perform the quantitative goodwill impairment test. It is not required to calculate the fair value of a reporting unit unless management concludes, based on a qualitative assessment, that it is more likely than not that its fair value may be less than the corresponding carrying amount. In conducting the qualitative assessment, the Company considers macroeconomic, industry, market and entity-specific factors, as well as other relevant factors that could affect the fair value of the reporting unit.

Long-Lived Assets – Long-lived assets, consisting primarily of intangible assets with definite lives, right-of-use assets, and property, plant and equipment, are subject to review for impairment whenever events or changes in circumstances indicate that a carrying amount should be assessed. In such circumstances, the Company would compare the carrying value of the long-lived asset to the undiscounted future cash flows expected to result from the use of the asset. In the event that the Company would determine that the carrying value of the asset is not recoverable, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value would be determined by using quoted market prices or valuation techniques such as the present value of expected future cash flows, appraisals, or other pricing models as appropriate. The Company’s intangible assets with definite lives are amortized over their estimated useful lives using the straight-line method.

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

The Company accounts for uncertain tax positions in accordance with current accounting guidance which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on the income tax returns of the Company. Management evaluates and the Company records the effect of any uncertain tax position based on the amount that management deems is more likely than not to be sustained upon examination and ultimate settlement with the tax authorities in the applicable tax jurisdiction.

Interest incurred related to overdue income taxes is included in income tax expense; franchise taxes and income tax penalties are included in selling, general and administrative expenses. The amounts of interest that are accrued related to tax refund receivables are recorded in other income, net.

Tax Credit Investments – The Company holds equity investments in Solar Tax Credit (“STC”) entities. Primarily, the STC investments are structured as limited liability companies that invest in solar energy projects that are eligible to receive energy tax credits. The Company has elected to use the proportional amortization method (“PAM”) for STC investments that qualify. Under PAM, an investment is amortized in proportion to the allocation of tax benefits received in each period, and the investment amortization and tax benefit amounts are presented net within income tax expense in the Company’s consolidated statements of earnings.

Not all of the Company’s STC investments qualify for PAM. For STC investments that do not qualify for PAM, the Company accounts for the investment using the equity method of accounting and includes income and losses related to the investment in other income, net, in the Company’s consolidated statements of earnings. Tax credits, when recognized, are recorded as a reduction of the corresponding investment balance with an offsetting reduction to accrued taxes payable in accordance with the deferral method.

Share-Based Payments – The Company measures and recognizes compensation expense for all stock-based awards granted to employees and directors based upon estimates of fair value determined at the grant date of the award. Forfeitures are recognized when they occur. Share-based compensation expense is included in selling, general and administrative expenses.

The Company awards stock options and restricted stock units to senior executives, certain other key employees and members of the Company’s board of directors. Stock options awarded have exercise prices per share at least equal to the market value per share of the Company’s common stock on the grant date. Stock options have a maximum term of ten years. Typically, stock options are awarded with one-third of each stock option vesting on each of the first three anniversaries of the corresponding award date. For restricted stock units, awardees earn the right to receive shares of common stock as certain performance goals are achieved and/or service periods are satisfied. The Company’s stock awards include time-based restricted stock units (“TRSUs”), total stock return performance-based restricted stock units (“PRSUs”), earnings per share performance-based restricted stock units (“EPRSUs”), and renewable energy performance-based restricted stock units (“RRSUs”).

The Company estimates the weighted average fair value of stock options on the date of award using a Black-Scholes option pricing model. The Company believes that its past stock option exercise activity is sufficient to provide it with a reasonable basis upon which to estimate the expected life of newly awarded stock options. Risk-free interest rates are determined by blending the rates for three-to-five-year U.S. Treasury notes. The dividend yield is based on the Company’s current annual regular dividend amount. The calculations of the expected volatility factors are based on the monthly closing prices of the Company’s common stock for the five-year periods preceding the dates of the corresponding awards. The compensation expense for each stock option is recognized on a straight-line basis over the corresponding vesting period, which is typically three years.

For TRSUs, the fair value of each award equals the aggregate market price for the number of shares covered by each award on the date of award. TRSUs awarded by the Company are generally subject to a service-based vesting condition, which is generally three years. For these stock-based awards subject to service-based vesting conditions, the fair value amounts are recorded in stock compensation expense over the three-year contractual lapsing periods for the corresponding restrictions.

The fair value amounts for PRSUs are determined by using the per share market price of the common stock on the dates of award and by assigning equal probabilities to the thirteen possible payout outcomes at the end of each three-year term, and by computing the weighted average of the outcome amounts. For each award, the estimated fair value amount was calculated to be 88.5% of the aggregate market value of the target number (which is 50% of the maximum number) of shares on the award date. The fair value amounts of PRSUs are recorded in stock compensation expense using the straight-line method over the requisite service period, which is generally three years.

For ERSUs and RRSUs, the fair value of each award equals the aggregate market price for the number of shares that, as of the award date, are probable of vesting based on the performance conditions. For ERSUs, stock compensation expense is recorded using the straight-line method over the requisite service period based on the number of shares that are probable of vesting in accordance with the performance conditions. For RRSUs, compensation expense is recognized using the graded attribution method over the requisite service period when it is probable that the performance conditions will be satisfied.

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

The carrying values presented in the consolidated balance sheets for the Company’s cash, certificates of deposit (“CDs”), accounts receivable and contract assets, and the Company’s current liabilities are reasonable estimates of their fair values due to the short-term nature of these instruments.

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

Foreign currency transactions are remeasured at current exchange rates, with adjustments recorded as foreign currency gains or losses. Net foreign currency gains and losses are included in other income, net, in the consolidated statements of earnings. For the years ended January 31, 2025 (“Fiscal 2025”), 2024 (“Fiscal 2024”) and 2023 (“Fiscal 2023”), such amounts were not material.

Treasury Stock – Treasury stock is recorded using the cost method. Incremental direct costs to purchase treasury stock, including excise tax, are included in the cost of the shares acquired. The Company uses the average cost method to account for treasury stock. For shares of treasury stock provided for settlements or sold at a price higher than its cost, the gain is recorded to additional paid-in capital. For shares of treasury stock provided for settlements or sold at a price lower than its cost, the loss is recorded in additional paid-in capital to the extent there are previous net gains included in the account. Any losses in excess of that amount are recorded to retained earnings.

Net Income Per Share – Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed similarly; however, the denominator is adjusted for the number of common stock equivalents that would have a dilutive effect using the treasury stock method. If a common stock equivalent is considered antidilutive, it is not included. Potentially dilutive common stock equivalents include stock options and restricted stock units.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, by introducing key amendments to enhance disclosures in public entities’ reportable segments. Notable changes include the mandatory disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), disclosure of other segment items, and requirements for consistency in reporting measures used by the CODM. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Accordingly, the Company adopted the provisions of ASU 2023-07 as of January 31, 2025. The adoption of the new standard had no impact on the Company’s financial position, results of operations or cash flows on the date of transition.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which introduces more detailed requirements for annual disclosures for income taxes. The ASU requires public business entities to present specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose the amounts of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the effects, if any, that the adoption of ASU 2023-09 may have on its financial position, results of operations, cash flows, or disclosures.

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

NOTE 2 – REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenues

The following table presents consolidated revenues for Fiscal 2025, Fiscal 2024 and Fiscal 2023, disaggregated by the geographic area where the corresponding projects were located:

	2025	2024	2023
United States	$783,107	$334,244	$328,850
Republic of Ireland	81,356	198,701	68,242
United Kingdom	9,716	40,388	57,948
Consolidated Revenues	$874,179	$573,333	$455,040

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

Contract Termination

APC’s subsidiary in the U.K., Atlantic Projects Company (UK) Limited (“APC UK”), recognized an estimated contract loss related to a project to construct a gas-fired power facility overseas in Northern Ireland in the amount of approximately $13.4 million, of which $3.4 million was recorded during Fiscal 2025 and the remainder was recorded in Fiscal 2024.

APC UK provided 14 days’ notice to terminate as a result of project owner breaches of the contract. Those breaches were not resolved during that 14-day period, and as a result the contract terminated on May 3, 2024. Subsequently, the project owner made a draw for the full amount of a $9.2 million irrevocable letter of credit, or on-demand performance bond, issued by the Company’s bank. APC UK and the Company believe the project owner initiated the draw without cause and, therefore, the amount should be refunded. This amount is included in accounts receivable as of January 31, 2025.

APC UK has significant billable receivables, unresolved contract variations and claims for extensions of time, among other issues, related to the overseas project. The project owner has asserted counterclaims that APC UK disputes. APC UK will continue to pursue all of its rights under the contract (see Note 10).

Contract Assets and Liabilities

During the fiscal year ended January 31, 2025, there were no material unusual or one-time adjustments to contract asset or contract liability balances. The Company recognized the following revenues that were included in the contract liabilities balances at the beginning of the respective fiscal year:

	2025	2024
Revenues recognized from contract liabilities	$177,254	$95,546

Contract retentions are billed amounts which, pursuant to the terms of the applicable contract, are not paid by customers until a defined phase of a contract or project has been completed and accepted. These retained amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. The amounts retained by project owners and other customers under construction contracts at January 31, 2025, and 2024 were $15.8 million and $21.2 million, respectively.

Variable Consideration

Variable consideration includes unapproved change orders where the Company has project-owner directive for additional work or other scope changes, but has not yet obtained approval for the associated price or the corresponding additional effort. These amounts are included in the transaction price when it is considered probable that the applicable costs, including those for additional effort, will be recovered through a modification to the contract price. At January 31, 2025 and 2024, the aggregate amounts of contract variations, that primarily related to an overseas project, and that were included in the corresponding transaction prices pending customer approvals, were $8.0 million and $8.4 million, respectively.

Remaining Unsatisfied Performance Obligations

At January 31, 2025, the Company had RUPO of $1.4 billion. The largest portion of RUPO at any date usually relates to engineering, procurement and construction (“EPC”) services and other construction contracts with typical performance durations of one to four years. The Company estimates that approximately 48% of the RUPO amount at January 31, 2025 will be included in the amount of consolidated revenues that will be recognized during the year ending January 31, 2026 (“Fiscal 2026”). Most of the remaining amount of the RUPO amount at January 31, 2025 is expected to be recognized in revenues during the fiscal years ending January 31, 2027 (“Fiscal 2027”), 2028 (“Fiscal 2028”) and 2029 (“Fiscal 2029”).

It is important to note that estimates may be changed in the future and that cancellations, deferrals or scope adjustments may occur related to work included in the amount of RUPO at January 31, 2025. Accordingly, RUPO may be adjusted to reflect project delays and cancellations, revisions to project scope and cost and foreign currency exchange fluctuations, or to revise estimates, as effects become known. Such adjustments to RUPO may materially reduce future revenues below Company estimates.

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash Equivalents

At January 31, 2025 and 2024, certain amounts of cash equivalents were invested in a money market fund with assets invested in high-quality money market instruments, including U.S. Treasury obligations; obligations of U.S. government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by such obligations. Dividend income related to money market investments is recorded when earned. The balances of accrued dividends at January 31, 2025 and 2024 were $0.3 million and $0.7 million, respectively.

Investments

The Company’s investments consisted of the following as of January 31, 2025 and 2024:

	2025	2024
Short-term investments	$153,129	$109,489
Available-for-sale securities	226,745	105,884
Total investments	$379,874	$215,373

Short-Term Investments

Short-term investments as of January 31, 2025 and 2024 consisted solely of CDs with initial maturities of one year or less purchased from Bank of America, N.A. (the “Bank”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest. The balances of accrued interest on the CDs at January 31, 2025 and 2024 were $3.1 million and $4.5 million, respectively. Interest income is recorded when earned and is included in other income, net, in the consolidated statements of earnings.

Available-For-Sale Securities

The Company’s AFS securities consisted of the following amounts of amortized cost, allowance for credit losses, gross unrealized gains and losses, and estimated fair value by contractual maturity as of January 31, 2025 and 2024:

	January 31, 2025
		Allowance for	Gross	Gross	Estimated
	Amortized	Credit	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Losses	Value
U.S. Treasury notes:
Due within one year	$50,676	$—	$126	$7	$50,795
Due in one to three years	84,881	—	381	105	85,157
Due in three to five years	91,599	—	124	930	90,793
Totals	$227,156	$—	$631	$1,042	$226,745

	January 31, 2024
		Allowance for	Gross	Gross	Estimated
	Amortized	Credit	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Losses	Value
U.S. Treasury notes:
Due in one to three years	$96,217	$—	$568	$230	$96,555
U.S. corporate debt security:
Due in one to three years	9,406	—	—	77	9,329
Totals	$105,623	$—	$568	$307	$105,884

As of January 31, 2025 and 2024, interest receivable in the amounts of $2.1 million and $1.3 million, respectively, were included in the balances of AFS securities. During Fiscal 2025 and Fiscal 2024, there were no sales of the Company’s AFS securities and, therefore, there were no amounts of gains or losses reclassified out of other comprehensive income into net income.

The Company does not believe the unrealized losses represent credit losses based on the evaluation of evidence as of January 31, 2025, which includes an assessment of whether it is more likely than not the Company will be required to sell or intends to sell the investment before recovery of its amortized cost basis.

Earnings on Cash and Invested Funds

The Company earns interest and dividends on its invested funds. The Company also earns interest on most of its cash balances. Earnings on invested funds and cash account balances for Fiscal 2025, Fiscal 2024 and Fiscal 2023 were $21.2 million, $14.1 million and $3.4 million, respectively. Earnings on invested funds and bank account balances are included in other income, net, in the consolidated statements of earnings.

At January 31, 2025 and 2024, the weighted average annual yields of the Company’s outstanding invested funds and interest-bearing cash account balances were 4.1% and 5.1%, respectively.

Concentration Risk

The Company has a substantial portion of its cash on deposit in the U.S. with the Bank or invested in CDs purchased from the Bank. In addition, the Company has cash invested in a money market fund at a separate institution. The Company also maintains certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of the operations of APC. As of January 31, 2025 and 2024, approximately 2% and 12%, respectively, of the Company’s cash and cash equivalents were held by financial institutions in Ireland and the U.K. Management does not believe that the combined amount of the CDs and the cash deposited with the Bank, cash invested in the money market fund, and cash balances maintained at financial institutions in Ireland and the U.K., in excess of government-insured levels, represent material risks.

NOTE 4 – FAIR VALUE MEASUREMENTS

The following table presents the Company’s financial instruments as of January 31, 2025 and 2024 that are measured and recorded at fair value on a recurring basis:

	January 31, 2025			January 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	Inputs	Inputs	Inputs	Inputs	Inputs	Inputs
Cash equivalents:
Money market fund	$93,067	$—	$—	$126,646	$—	$—
Available-for-sale securities:
U.S. Treasury notes	—	226,745	—	—	96,555	—
U.S. corporate debt security	—	—	—	—	9,329	—
Totals	$93,067	$226,745	$—	$126,646	$105,884	$—

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable include amounts that have been billed and amounts that are billable to customers. As of January 31, 2025, there were billable amounts related to an APC UK overseas project in the total amount of $23.1 million, including the expected refund of the letter of credit draw identified in Note 2.

The Company may extend credit to a customer without requiring tangible collateral based on an evaluation of the customer’s financial condition and other factors. Customer payments on other construction, fabrication, and field service contracts are generally due within 30 days of billing, depending on the negotiated terms of the corresponding contract. Exposure to losses on accounts and notes receivable is expected to differ due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and may establish an allowance for credit losses based on management’s estimate of the loss that is expected to occur over the remaining life of the particular financial asset. The amount of the provision for credit losses for Fiscal 2025, Fiscal 2024 and Fiscal 2023 were insignificant. The allowance for credit losses was $1.9 million and $1.8 million as of January 31, 2025 and 2024, respectively.

NOTE 6 – INTANGIBLE ASSETS

Goodwill

The Company used a qualitative approach to assess the goodwill of the GPS reporting unit, which is included in the power industry services segment, as of November 1, 2024 and 2023. At each date, the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded the corresponding carrying value. Therefore, completion of the quantitative impairment assessment was considered to be unnecessary.

Similarly, the Company used a qualitative approach to assess the goodwill of the TRC reporting unit, which represents the industrial construction services segment, as of November 1, 2024 and 2023 and concluded that it was more likely than not that the fair value of the reporting unit exceeded the corresponding carrying value. Therefore, the completion of the quantitative impairment assessment was considered to be unnecessary.

The changes in the balances of the Company’s goodwill by reportable segment for Fiscal 2025 and Fiscal 2024 were as follows:

	Power	Industrial	Telecom
	Services	Services	Services	Totals
Goodwill as of February 1, 2023	$18,476	$9,467	$90	$28,033
Impairment losses	—	—	—	—
Goodwill as of January 31, 2024	18,476	9,467	90	28,033
Impairment losses	—	—	—	—
Goodwill as of January 31, 2025	$18,476	$9,467	$90	$28,033

Balances, January 31, 2025:
Goodwill	$22,525	$14,365	$90	$36,980
Accumulated impairment losses	(4,049)	(4,898)	—	(8,947)
Goodwill as of January 31, 2025	$18,476	$9,467	$90	$28,033

As of January 31, 2025, the accumulated impairment losses for the power industry services segment relate solely to the APC reporting unit, whose goodwill was fully impaired in a prior fiscal year.

For income tax reporting purposes, the 15-year straight-line amortization of goodwill related to acquisitions in the approximate amount of $16.5 million was completed during Fiscal 2024. The other amounts of the Company’s goodwill are not amortizable for income tax reporting purposes.

Other Intangible Assets

The Company’s intangible assets, other than goodwill, relate primarily to the industrial construction services segment and consisted of the following as of January 31, 2025 and 2024:

		January 31, 2025			January 31, 2024
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Amounts	Amortization	Amounts	Amounts	Amortization	Amounts
Trade name	15 years	$4,499	$2,749	$1,750	$4,499	$2,450	$2,049
Customer relationships	10 years	916	840	76	916	748	168
Totals		$5,415	$3,589	$1,826	$5,415	$3,198	$2,217

There were no additions to other intangible assets during Fiscal 2025 or Fiscal 2024. In addition, there were no impairment losses related to the assets for Fiscal 2025, Fiscal 2024 or Fiscal 2023. Amortization expense related to intangible assets for Fiscal 2025, Fiscal 2024 and Fiscal 2023 were $0.4 million, $0.4 million and $0.7 million, respectively.

The following is a schedule of future amounts of amortization related to purchased intangibles:

Amortization
Years Ending January 31,	Expense
2026	$376
2027	300
2028	300
2029	300
2030	300
Thereafter	250
Total	$1,826

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following at January 31, 2025 and 2024:

	2025	2024
Land and improvements	$936	$863
Building and improvements	11,412	7,910
Furniture, machinery and equipment	17,386	17,938
Trucks, trailers and other vehicles	5,856	5,902
	35,590	32,613
Accumulated depreciation	(21,127)	(21,592)
Property, plant and equipment, net	$14,463	$11,021

The following table presents property, plant and equipment, net, disaggregated by geographic area as of January 31, 2025 and 2024:

	2025	2024
United States	$12,515	$8,898
Republic of Ireland	1,850	1,836
United Kingdom	98	287
Property, plant and equipment, net	$14,463	$11,021

Depreciation expense for property, plant and equipment was $1.9 million, $2.0 million and $3.0 million for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively, which amounts were charged substantially to selling, general and administrative expenses in each year. The costs of maintenance and repairs were $1.5 million, $1.6 million and $2.4 million for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively, which amounts were charged substantially to selling, general and administrative expenses each year as well.

NOTE 8 – FINANCING ARRANGEMENTS

The Company was a party to an amended and restated credit agreement (the “Expired Credit Agreement”) that provided the Company a lending commitment of $50.0 million, including a revolving loan, and an accordion feature which allowed for an additional commitment amount of $10.0 million, subject to certain conditions. The expiration date of the Expired Credit Agreement was May 31, 2024. The Company complied with the various financial and non-financial covenants under the Expired Credit Agreement.

On May 24, 2024, the Company and the Bank executed the Second Amended and Restated Replacement Credit Agreement with an expiration date of May 31, 2027 (the “New Credit Agreement”). The New Credit Agreement supersedes the Expired Credit Agreement, reduces the base lending commitment amount from $50.0 million to $35.0 million, increases the letter of credit fees to be consistent with current market conditions, and establishes the interest rate for revolving loans at the Secured Overnight Financing Rate (“SOFR”) plus 1.85%. In addition to the base commitment, the new facility includes an accordion feature that allows for an additional commitment amount of $30.0 million, subject to certain conditions. The Company may use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business as defined in the New Credit Agreement. Further, on May 31, 2024, the Company entered into a companion facility, in the amount of $25.0 million, pursuant to which the Company’s Irish subsidiary, APC, may cause the Bank’s European entity to issue letters of credit on its behalf that will be secured by a blanket parent company guarantee that was issued by Argan to the Bank.

At January 31, 2025 and 2024, the Company did not have any borrowings outstanding under the New Credit Agreement or the Expired Credit Agreement, respectively. At January 31, 2025, there were no outstanding letters of credit issued under the credit facilities.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The New Credit Agreement requires that the Company comply with certain financial covenants at its fiscal year-end and at each fiscal quarter-end. The New Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of January 31, 2025, the Company was in compliance with the covenants and other requirements of the New Credit Agreement.

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

At January 31, 2025 and 2024, right-of-use assets were $5.3 million. Operating lease expense amounts are recorded on a straight-line basis over the expected lease terms. Operating lease expense amounts for Fiscal 2025, Fiscal 2024 and Fiscal 2023 were $3.8 million, $1.9 million and $2.6 million, respectively.

The following is a schedule of future minimum lease payments for the operating leases that were recognized in the consolidated balance sheet as of January 31, 2025:

Operating Lease
Years ending January 31,	Commitments
2026	$2,905
2027	963
2028	496
2029	495
2030	399
Thereafter	520
Total lease payments	5,778
Less imputed interest	480
Present value of lease payments	5,298
Less current portion (included in accrued expenses)	2,710
Noncurrent portion (included in noncurrent liabilities)	$2,588

The following table presents summary information for the Company’s lease terms and discount rates for its operating leases at January 31, 2025 and 2024:

	2025	2024
Weighted average remaining lease term	40 months	41 months
Weighted average discount rate	5.0%	5.2%

The Company also uses equipment and occupies other facilities under short-term rental agreements. Rent expense amounts incurred under short-term rentals were $17.0 million, $9.5 million and $11.3 million for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively. Most of these amounts relate to the rental of construction equipment and temporary facilities and, as such, are included in cost of revenues in the accompanying consolidated statements of earnings.

Performance Bonds and Guarantees

In the normal course of business and for certain major projects, the Company may be required to obtain surety or performance bonding, to cause the issuance of letters of credit, or to provide parent company guarantees (or some combination thereof) in order to provide performance assurances to clients on behalf of its contractor subsidiaries. As these subsidiaries are wholly owned, any actual liability is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. When sufficient information about claims on guaranteed or bonded projects would be available and monetary damages or other costs or losses would be determined to be probable, the Company would record such losses.

As of January 31, 2025, the estimated amount of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, was approximately $0.7 billion. As of January 31, 2025, the outstanding amount of bonds covering other risks, including warranty obligations and contract payment retentions related to completed activities, was $25.2 million. Not all of the Company’s projects require bonding.

Employee Benefit Plans

The Company maintains 401(k) savings plans pursuant to which the Company makes discretionary contributions for the eligible and participating employees. The Company’s expense amounts related to these defined contribution plans were approximately $3.4 million, $2.9 million and $2.7 million for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively. The Company also maintains nonqualified plans whereunder the payments of certain amounts of incentive compensation earned by key employees are deferred for periods of four to seven years; payments are conditioned on continuous employment.

NOTE 10 – LEGAL CONTINGENCIES

In the normal course of business, the Company may have pending claims and legal proceedings. The Company maintains accrued expense balances for the estimated amounts of legal costs expected to be billed related to any significant matter.

In the opinion of management, based on information available at this time, there are no current claims and proceedings that would have a material adverse effect on the consolidated financial statements. However, the outcome of such legal claims and proceedings is subject to inherent uncertainties.

In March 2025, APC’s subsidiary in the U.K., Atlantic Projects Company (UK) Limited (“APC UK”), sued EP NI Energy Limited and EP UK Investment Limited (together referred to as “EP”) in the High Court of Justice, Business and Property Courts of England and Wales for EP’s breach of contract and failure to remedy various events which negatively impacted the schedule and costs of an overseas project, resulting in EP receiving the benefits of the construction efforts of APC UK and the corresponding progress on the project without making payments for the value received. As previously disclosed, APC UK provided 14 days’ notice to terminate as a result of project owner breaches of the contract. Those breaches were not resolved during that 14-day period, as a result of which the contract terminated on May 3, 2024. APC UK has significant billable receivables, unresolved contract variations and claims for extensions of time, among other issues, related to the overseas project. The project owner has asserted counterclaims that APC UK disputes. APC UK will vigorously assert its rights and claims in order to recover its lost value and collect any remaining monies owed.

NOTE 11 – STOCK-BASED COMPENSATION

On June 23, 2020, the Company’s stockholders approved the adoption of the 2020 Stock Plan (the “2020 Plan”), and the allocation of 500,000 shares of the Company’s common stock for issuance thereunder. On June 20, 2023, the Company’s stockholders approved an allocation of an additional 500,000 shares for issuance under the 2020 Plan. The Company’s board of directors may make share-based awards under the 2020 Plan to officers, directors and key employees. The 2020 Plan replaced the 2011 Stock Plan (the “2011 Plan”); the Company’s authority to make awards pursuant to the 2011 Plan expired during July 2021. Together, the 2020 Plan and the 2011 Plan are hereinafter referred to as the “Stock Plans.”

Stock awards may include nonqualified stock options, incentive stock options, and restricted or unrestricted stock. The specific provisions for each award are documented in a written agreement between the Company and the awardee.

As of January 31, 2025, there were 1,220,646 shares of common stock reserved for issuance under the Stock Plans; this number includes 499,513 shares of common stock available for future awards under the 2020 Plan.

Expense amounts related to stock awards were $4.5 million, $4.5 million and $4.0 million for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively. At January 31, 2025, there was $5.2 million in unrecognized compensation cost related to outstanding stock awards that the Company expects to expense over the next three years.

Restricted Stock Units

During Fiscal 2025, the Company awarded PRSUs covering a target of 5,000 shares of common stock, EPRSUs covering a target of 10,000 shares of common stock, RRSUs covering a target of 5,000 shares of common stock and TRSUs covering 46,878 shares of common stock. The Company issued 4,063 shares of common stock based on the amount of cash dividends deemed paid on shares that were earned pursuant to the awards that were settled during the year. The number of shares of common stock to be issued under certain awards may exceed the number of target shares if certain performance goals are exceeded.

The changes in the maximum number of shares of common stock issuable pursuant to outstanding restricted stock units for Fiscal 2025 are presented below (shares in thousands):

		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Outstanding, January 31, 2024	348	$30.21
Awarded	86	49.46
Issued	(90)	41.76
Forfeited	(73)	29.38
Outstanding, January 31, 2025	271	32.69

During Fiscal 2024 and 2023, restricted stock units covering a maximum of 128,792 and 146,871 shares were awarded with a weighted-average grant-date fair value per share of $30.46 and $29.26, respectively. The total fair values of restricted stock units that vested and were issued during Fiscal 2025, Fiscal 2024, and Fiscal 2023 were $3.8 million, $1.8 million and $0.9 million, respectively.

Stock Options

A summary of stock option activity under the Stock Plans for Fiscal 2025 is presented below (shares in thousands):

			Weighted-	Weighted-
		Weighted-	Average	Average
		Average Exercise	Remaining	Grant-Date
		Price	Contractual	Fair Value
	Shares	Per Share	Term (years)	Per Share
Outstanding, January 31, 2024	1,365	$44.95	4.67	$10.43
Granted	6	61.22
Exercised	(902)	45.17
Forfeited	(19)	45.28
Outstanding, January 31, 2025	450	44.72	4.76	9.89
Exercisable, January 31, 2025	412	44.98	4.46	10.01
Vested or expected to vest, January 31, 2025	450	44.72	4.76	9.89

A summary of the changes in the number of non-vested options to purchase shares of common stock for Fiscal 2025 is presented below (shares in thousands):

		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Non-vested, January 31, 2024	92	$7.85
Granted	6	13.89
Vested	(52)	8.01
Forfeited	(8)	7.54
Non-vested, January 31, 2025	38	8.65

During Fiscal 2024 and 2023, stock options covering 20,500 and 67,000 shares of common stock were granted with weighted-average grant-date fair values per share of $8.65 and $8.54, respectively. The total intrinsic value amounts related to the stock options exercised during Fiscal 2025 and Fiscal 2024 were $34.8 million and $1.5 million, respectively; the corresponding amount during Fiscal 2023 was insignificant. At January 31, 2025, the aggregate intrinsic values of the underlying common stock related to outstanding stock options and exercisable stock options that were ‘in-the-money’ were $41.4 million and $37.8 million, respectively.

Shares Withheld and Treasury Stock

For Fiscal 2025 and 2024, the Company accepted 583,337 and 31,066 shares of common stock at the average price per share of $80.63 and $47.19, respectively, for the exercise price and/or tax withholding in connection with stock option exercises and other share-based award settlements. For Fiscal 2023, the Company did not accept any shares of common stock for net settlements. For Fiscal 2025 and 2024, the Company used 409,245 and 135,156 shares of treasury stock, respectively, to settle stock option exercises and other share-based awards. For Fiscal 2023, no shares of treasury stock were used to settle such transactions.

NOTE 12 – INCOME TAXES

Income Tax Expense Reconciliations

The components of the amounts of income tax expense for Fiscal 2025, Fiscal 2024 and Fiscal 2023 are presented below:

	2025	2024	2023
Current:
Federal	$18,033	$10,870	$12,776
State	5,056	1,835	1,012
Foreign	791	2,537	740
	23,880	15,242	14,528
Deferred:
Federal	1,015	(923)	(803)
State	367	301	23
Foreign	483	1,955	(2,452)
	1,865	1,333	(3,232)
Income tax expense	$25,745	$16,575	$11,296

The amounts of interest and penalties related to income taxes that were incurred by the Company during Fiscal 2025, Fiscal 2024 and Fiscal 2023 were not material.

The Company’s income tax expense amounts differed from corresponding amounts computed by applying the federal corporate income tax rate of 21% to the consolidated amount of income before income taxes for Fiscal 2025, Fiscal 2024 and Fiscal 2023 as presented below:

	2025	2024	2023
Computed expected income tax expense	$23,353	$10,276	$9,660
Difference resulting from:
State income taxes, net of federal tax effect	4,284	1,688	860
Unrecognized tax loss benefit	1,120	3,858	—
Executive compensation limitation	1,450	1,040	1,397
Adjustment to valuation for foreign NOLs	1,404	2,083	(2,574)
Meals and entertainment expense	860	626	83
Foreign tax rate differential	(793)	(2,294)	(441)
Net benefit related to Solar Tax Credit investments	(1,763)	(646)	—
Stock-based compensation windfall	(3,070)	—	—
Research and development tax credits adjustment	—	—	6,181
Recognition of research and development tax credit benefits	—	—	(3,430)
Other permanent differences and adjustments, net	(1,100)	(56)	(440)
Income tax expense	$25,745	$16,575	$11,296

Net Operating Loss (“NOL”) Carryback

In March 2020, the Coronavirus, Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The tax changes of the CARES Act included a temporary suspension of the limitations on the future utilization of certain NOLs and re-established a carryback period for certain losses to five years. The NOLs eligible for carryback under the CARES Act include the Company’s domestic NOL for Fiscal 2020, which was approximately $39.5 million. The Company made the appropriate filing during the year ended January 31, 2021 with the Internal Revenue Service (the “IRS”) requesting carryback refunds of income taxes paid for the years ended January 31, 2016 (“Fiscal 2016”) and 2015 (“Fiscal 2015”) in the total amount of approximately $12.7 million, which was recorded as income taxes receivable. At the instruction of the IRS, the Company filed amended income tax returns for Fiscal 2016 and Fiscal 2015 during Fiscal 2024; the IRS has not completed the examination and approval process for the Company’s amended tax returns and refund request.

Research and Development Tax Credit Adjustments

During Fiscal 2019, the Company completed a detailed review of the activities of its engineering staff on major EPC services projects in order to identify and quantify the amounts of research and development tax credits that may have been available to reduce prior year income taxes during the three-year period ended January 31, 2018. Based on the results of the study, management identified and estimated significant amounts of income tax benefits that were not previously recognized in the Company’s operating results for any prior year reporting period. The net amount of federal and state research and development tax credit benefit recognized in prior fiscal years was $16.2 million, against which the Company recorded a corresponding liability for uncertain income tax return positions in the amount of $5.0 million.

During the year ended January 31, 2021 (“Fiscal 2021”), the IRS concluded examinations of the Company’s consolidated federal income tax returns for the three years ending January 31, 2018, with its focus on the research and development tax credits included therein. The final revenue agents report disagreed with the Company’s treatment of a substantial amount of the costs that supported the Company’s claims. The Company submitted a formal protest of the findings of the IRS examiner and requested an appeal hearing. At the conclusion of the hearing, the Company accepted a settlement offer from the IRS. As a result, during Fiscal 2023, the Company made an unfavorable net adjustment to income tax expense in the approximate amount of $6.2 million; the accounting for this adjustment reduced the contra-asset balance by approximately $4.4 million.

The Company has also formally protested the conclusions reached by two states, where the Company filed tax returns reflecting the benefits of certain research and development credits, that the credits are not allowable.

Research and Development Tax Credits

During Fiscal 2022, in a manner similar to the process described above, the Company completed a detailed review of the activities of its engineering staff on major EPC services projects in order to identify and quantify the amounts of research and development tax credits that may have been available to reduce federal income taxes for Fiscal 2022 and Fiscal 2021. As a result, the Company filed amended federal income tax returns for those years including research and development tax credits in the total amount of $5.8 million, which was netted with a provision for uncertain tax return positions in the amount of $2.4 million, and recorded during Fiscal 2023. In May 2023, the Company received notification that its amended federal income tax returns for Fiscal 2021 and Fiscal 2022 were selected for examination. At January 31, 2025, the examination was progressing through the stages of documentation requests and review.

Unrecognized Income Tax Benefits

Changes in the balances of the contra-asset established for uncertain income tax positions during Fiscal 2025, Fiscal 2024 and Fiscal 2023 are presented below:

	2025	2024	2023
Unrecognized income tax benefits, beginning of fiscal year	$2,553	$2,882	$4,937
Increases related to prior period income tax positions	—	78	—
Increases related to current period income tax positions	—	—	2,359
Expirations of statutes of limitations	—	(407)	—
Settlements	—	—	(4,414)
Unrecognized income tax benefits, end of fiscal year	$2,553	$2,553	$2,882

Gross unrecognized income tax benefits totaled $2.6 million for the fiscal year ended January 31, 2025, all of which would affect the Company’s effective income tax rate favorably if recognized. The Company does not expect its unrecognized income tax benefits to change significantly within the next 12 months.

Recognition of Foreign NOL Income Tax Benefits

As of January 31, 2025, the Company has deferred tax assets in a total amount of approximately $13.7 million related to NOLs of its foreign subsidiaries, primarily the operation of APC UK. Prior to Fiscal 2023, the Company had reserved a portion of the deferred tax assets related to these NOLs. During Fiscal 2023, the Company reversed a portion of the corresponding allowance in the amount of $2.6 million. However, the unexpected difficulties with an APC UK overseas construction project and the loss that was incurred by APC UK related to it caused management to increase the allowance by $2.1 million in Fiscal 2024. During Fiscal 2025, the valuation allowance was increased by $1.4 million related to additional operating losses incurred by APC UK during the fiscal year. As of January 31, 2025, the deferred tax assets associated with NOLs of APC UK are fully offset by a valuation allowance.

Income Tax Refunds

As of January 31, 2025 and 2024, the balances of other current assets in the consolidated balance sheet included income tax refunds receivable related accrued interest, and prepaid income taxes in the total amounts of approximately $30.8 million and $18.3 million, respectively. The income tax refunds receivable include the amount expected to be received from the IRS upon its review and approval of the Company’s NOL carryback refund request and the completion of its examination of the amended tax returns for Fiscal 2022 and Fiscal 2021 as described above.

Deferred Taxes

The tax effects of temporary differences that are reflected in deferred taxes as of January 31, 2025 and 2024 included the following:

	2025	2024
Assets:
Net operating loss carryforwards	$19,635	$19,772
Research and development costs deferral	2,785	1,622
Stock awards	1,546	2,726
Lease liabilities	1,437	1,383
Accrued expenses	1,152	1,955
Other	139	148
	26,694	27,606

Liabilities:
Intangibles	(3,882)	(3,819)
Right-of-use assets	(1,433)	(1,378)
Property and equipment	(1,336)	(893)
Construction contracts	(914)	(839)
Other	(385)	(619)
	(7,950)	(7,548)
Valuation allowances	(18,192)	(17,799)
Deferred tax assets, net	$552	$2,259

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

Income Tax Returns

The Company is subject to federal and state income taxes in the U.S., and income taxes in Ireland and the U.K. Tax treatments within each jurisdiction are subject to the interpretation of the related tax laws and regulations which require significant judgments to apply. The Company is no longer subject to income tax examinations by authorities for its fiscal years ended on or before January 31, 2021, except for several notable exceptions including Ireland, the U.K. and several states where the open periods are one year longer.

Solar Energy Projects

During Fiscal 2025 and Fiscal 2024, the Company made cash investments of approximately $16.3 million and $5.1 million in STC investments. As of January 31, 2025, the Company had $11.5 million of remaining cash investment commitments related to its STC investments, which are expected to be paid in Fiscal 2026. At January 31, 2025 and 2024, the investment account balances were $4.6 million and $2.1 million, respectively, which are included in other assets in the consolidated balance sheets. These investments are expected to provide positive overall returns over their expected lives.

The Company made STC investments that qualify for PAM in Fiscal 2025 and Fiscal 2024. For the Company’s STC investments that qualify for PAM, the Company recognized $24.2 million and $8.1 million of income tax credits and other income tax benefits in Fiscal 2025 and Fiscal 2024, respectively. The Company recorded amortization related to these STC investments of $22.3 million and $7.4 million during Fiscal 2025 and Fiscal 2024, respectively. The amount of non-income tax related activity and other returns related to the STC investments that qualify for PAM were not material for Fiscal 2025 and Fiscal 2024.

For the Company’s STC investments that do not qualify for PAM, no income tax credits were recognized in Fiscal 2025, Fiscal 2024 and Fiscal 2023. For Fiscal 2025 and 2024, the Company’s share of activity from these STC investments was not material. For Fiscal 2023, the Company recorded its share of income in the amount of $1.1 million for these STC investments.

NOTE 13 – EARNINGS PER SHARE

Potentially dilutive securities include stock options and restricted stock units. Diluted earnings per share includes only securities that are actually dilutive. Basic and diluted earnings per share for Fiscal 2025, Fiscal 2024, and Fiscal 2023 are computed as follows (shares in thousands):

	2025	2024	2023
Net income attributable to the stockholders of Argan, Inc.	$85,459	$32,358	$33,098

Weighted average shares outstanding – basic	13,448	13,365	14,083
Effect of stock awards	458	183	93
Weighted average shares outstanding – diluted	13,906	13,548	14,176

Net income per share attributable to the stockholders of Argan, Inc.
Basic	$6.35	$2.42	$2.35
Diluted	$6.15	$2.39	$2.33

Anti-dilutive securities not included	105	685	979

NOTE 14 – STOCKHOLDERS’ EQUITY

On September 17, 2024, Argan’s board of directors increased the Company’s quarterly cash dividend by 25% from $0.30 to $0.375 per share of common stock. During Fiscal 2025 and Fiscal 2024, the Company paid quarterly dividends to stockholders as follows:

		Amount Per
Record Date	Payment Date	Share
January 23, 2025	January 31, 2025	$0.375
October 23, 2024	October 31, 2024	0.375
July 23, 2024	July 31, 2024	0.300
April 22, 2024	April 30, 2024	0.300
January 23, 2024	January 31, 2024	0.300
October 23, 2023	October 31, 2023	0.300
July 21, 2023	July 31, 2023	0.250
April 20, 2023	April 28, 2023	0.250

Pursuant to its established program and authorizations provided by Argan’s board of directors, the Company began to repurchase shares of its common stock in November 2021. During Fiscal 2025, the Company repurchased 17,551 shares of common stock, all on the open market, for an aggregate price of approximately $1.5 million, or $86.78 per share. During Fiscal 2024, the Company repurchased 230,160 shares of common stock, all on the open market, for an aggregate price of approximately $9.2 million, or $40.01 per share, and the Company repurchased 73,000 shares of common stock in a direct purchase from a director of the Company for an aggregate price of approximately $3.2 million, or $43.50 per share. During Fiscal 2023, the Company repurchased 1,855,714 shares of common stock for an aggregate price of approximately $68.2 million, or $36.77 per share.

In August 2022, the Inflation Reduction Act was signed into law, which introduced a 1% excise tax on shares repurchased after December 31, 2022. For Fiscal 2025, Fiscal 2024 and Fiscal 2023, the excise tax was not material.

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

NOTE 16 – CUSTOMER CONCENTRATIONS

The majority of the Company’s consolidated revenues relates to performance by the power industry services segment. The following schedule presents the percentages of consolidated revenues for each reportable business segment for Fiscal 2025, Fiscal 2024, and Fiscal 2023:

	2025	2024	2023
Power industry services	79.3%	72.6%	76.0%
Industrial construction services	19.2	24.9	20.4
Telecommunications infrastructure services	1.5	2.5	3.6

For Fiscal 2025, the Company’s most significant customer relationships included three power industry services customers, which accounted for 28%, 13% and 10% of consolidated revenues. For Fiscal 2024, the Company’s most significant customer relationships included three power industry services customers, which accounted for 19%, 16% and 15% of consolidated revenues. For Fiscal 2023, the Company’s most significant customer relationships included two power industry services customers which accounted for 38% and 12% of consolidated revenues.

The accounts receivable balances from four major customers represented 22%, 16%, 13% and 10% of the corresponding consolidated balance as of January 31, 2025, and accounts receivable balances from three major customers represented 16%, 14% and 14% of the corresponding consolidated balance as of January 31, 2024.

The contract asset balances attributable to four major customers represented 26%, 15%, 15% and 13% of the corresponding consolidated balance as of January 31, 2025, and the contract asset balances attributable to two major customers represented 39% and 32% of the corresponding consolidated balance as of January 31, 2024.

NOTE 17 – SEGMENT REPORTING

Segments represent components of an enterprise for which discrete financial information is available that is evaluated regularly by the Company’s chief executive officer, who is the chief operating decision maker (the “CODM”), in determining how to allocate resources and in assessing performance. The CODM uses income before income taxes to assess the performance of the Company’s business segments and make determinations on the allocation of resources. The Company’s reportable segments recognize revenues and incur expenses, and they are organized in separate business units with different management teams, customers, talents and services. The Company’s reportable segments may include more than one operating segment.

Intersegment revenues and the related cost of revenues are netted against the corresponding amounts of the segment receiving the intersegment services. For Fiscal 2025 and Fiscal 2023, intersegment revenues were $6.6 million and $0.6 million, respectively. For Fiscal 2024, intersegment revenues were not material. Intersegment revenues for the aforementioned periods related to services provided by the industrial construction services segment to the power industry services segment and were based on prices negotiated by the parties.

Summarized below are certain operating results and financial position data of the Company’s reportable business segments for Fiscal 2025, Fiscal 2024 and Fiscal 2023. Selling, general and administrative expenses include compensation and benefits expenses, professional fees, information technology expenses, insurance premiums, rent expense, business development expenses, amortization and depreciation. Other income, net, primarily includes earnings on invested funds. The “Other” column in each summary includes the Company’s corporate expenses.

Year Ended	Power	Industrial	Telecom
January 31, 2025	Services	Services	Services	Other	Totals
Revenues	$693,036	$167,624	$13,519	$—	$874,179
Cost of revenues	577,563	145,329	10,298	—	733,190
Gross profit	115,473	22,295	3,221	—	140,989
Selling, general and administrative expenses	30,742	7,408	2,897	11,747	52,794
Income (loss) from operations	84,731	14,887	324	(11,747)	88,195
Other income, net	19,362	(14)	9	3,652	23,009
Income (loss) before income taxes	$104,093	$14,873	$333	$(8,095)	111,204
Income tax expense					25,745
Net income					$85,459

Amortization of intangibles	$—	$391	$—	$—	$391
Depreciation	686	799	417	3	1,905
Property, plant and equipment additions	5,788	523	270	2	6,583

Current assets	$617,027	$45,985	$3,831	$114,457	$781,300
Current liabilities	459,118	16,133	2,127	2,479	479,857
Goodwill	18,476	9,467	90	—	28,033
Total assets	650,793	62,032	6,339	117,063	836,227

Year Ended	Power	Industrial	Telecom
January 31, 2024	Services	Services	Services	Other	Totals
Revenues	$416,281	$142,801	$14,251	$—	$573,333
Cost of revenues	357,705	124,321	10,473	—	492,499
Gross profit	58,576	18,480	3,778	—	80,834
Selling, general and administrative expenses	24,274	6,440	2,469	11,193	44,376
Income (loss) from operations	34,302	12,040	1,309	(11,193)	36,458
Other income (loss), net	13,871	—	(3)	(1,393)	12,475
Income (loss) before income taxes	$48,173	$12,040	$1,306	$(12,586)	48,933
Income tax expense					16,575
Net income					$32,358

Amortization of intangibles	$—	$392	$—	$—	$392
Depreciation	527	1,073	409	4	2,013
Property, plant and equipment additions	1,266	1,014	473	3	2,756

Current assets	$383,508	$59,123	$3,872	$100,676	$547,179
Current liabilities	256,975	41,869	1,591	1,825	302,260
Goodwill	18,476	9,467	90	—	28,033
Total assets	411,571	76,012	6,703	103,943	598,229

Year Ended	Power	Industrial	Telecom
January 31, 2023	Services	Services	Services	Other	Totals
Revenues	$346,033	$92,774	$16,233	$—	$455,040
Cost of revenues	277,402	78,034	13,243	—	368,679
Gross profit	68,631	14,740	2,990	—	86,361
Selling, general and administrative expenses	22,635	7,900	3,353	10,804	44,692
Income (loss) from operations	45,996	6,840	(363)	(10,804)	41,669
Other income, net	3,829	—	3	499	4,331
Income (loss) before income taxes	$49,825	$6,840	$(360)	$(10,305)	46,000
Income tax expense					11,296
Net income					$34,704

Amortization of intangibles	$—	$618	$114	$—	$732
Depreciation	567	1,978	434	4	2,983
Property, plant and equipment additions	1,450	1,717	189	16	3,372

Current assets	$307,742	$42,488	$3,900	$84,572	$438,702
Current liabilities	170,164	29,550	1,317	1,472	202,503
Goodwill	18,476	9,467	90	—	28,033
Total assets	334,593	60,038	7,153	87,703	489,487

NOTE 18 – SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Balance Sheets

Other current assets consisted of the following at January 31, 2025 and 2024:

	2025	2024
Income tax refunds receivable and prepaid income taxes	$30,881	$18,267
Note receivable	5,023	—
Prepaid expenses	5,751	6,035
Raw materials inventory	320	9,985
Other	9,950	4,972
Total other current assets	$51,925	$39,259

During Fiscal 2025, GPS made a development loan to a special purpose entity to support the development phase of a natural gas-fired power plant. As of January 31, 2025, the outstanding balance of the loan was $5.0 million.

Accrued expenses consisted of the following at January 31, 2025 and 2024:

	2025	2024
Accrued project costs	$31,620	$49,135
Accrued compensation	29,772	21,206
Lease liabilities	2,710	2,726
Other	19,217	8,654
Total accrued expenses	$83,319	$81,721

Other Loss

During Fiscal 2024, the Company determined that it had been a victim of a complex criminal scheme, which resulted in fraudulently-induced outbound wire transfers to a third-party account. The Company retained specialized legal counsel and a cybersecurity services firm to assist in an independent forensic investigation of the incident and the efforts to recover the funds. The total amount of the fraud loss and the professional fees, net with funds recovered, of approximately $2.7 million is reflected in other income as a loss in the consolidated statement of earnings.