Form 10-Q
period 2025-04-30
ARGAN INC
filed 2025-06-04
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

April 30, 2025

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

Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐

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

Common stock, $0.15 par value: 13,640,813 shares as of May 30, 2025.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 30,
	2025	2024
REVENUES	$193,660	$157,682
Cost of revenues	156,797	139,738
GROSS PROFIT	36,863	17,944
Selling, general and administrative expenses	12,521	11,425
INCOME FROM OPERATIONS	24,342	6,519
Other income, net	5,444	4,794
INCOME BEFORE INCOME TAXES	29,786	11,313
Income tax expense	7,236	3,431
NET INCOME	22,550	7,882

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Foreign currency translation adjustments	3,621	(790)
Net unrealized gains (losses) on available-for-sale securities	2,680	(969)
COMPREHENSIVE INCOME	$28,851	$6,123

EARNINGS PER SHARE
Basic	$1.65	$0.59
Diluted	$1.60	$0.58

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	13,628	13,257
Diluted	14,112	13,572

CASH DIVIDENDS PER SHARE	$0.375	$0.300

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	April 30,	January 31,
	2025	2025
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$189,251	$145,263
Investments	357,206	379,874
Accounts receivable, net	106,499	175,808
Contract assets	30,358	28,430
Other current assets	54,763	51,925
TOTAL CURRENT ASSETS	738,077	781,300
Property, plant and equipment, net	14,512	14,463
Goodwill	28,033	28,033
Intangible assets, net	1,728	1,826
Deferred taxes, net	—	552
Right-of-use and other assets	9,805	10,053
TOTAL ASSETS	$792,155	$836,227

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$69,266	$97,297
Accrued expenses	69,891	83,319
Contract liabilities	283,793	299,241
TOTAL CURRENT LIABILITIES	422,950	479,857
Deferred taxes, net	667	—
Noncurrent liabilities	4,643	4,513
TOTAL LIABILITIES	428,260	484,370

COMMITMENTS AND CONTINGENCIES (see Notes 8 and 9)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 15,828,289 shares issued; 13,638,569 and 13,634,214 shares outstanding at April 30, 2025 and January 31, 2025, respectively	2,374	2,374
Additional paid-in capital	165,598	168,966
Retained earnings	310,178	292,698
Treasury stock, at cost – 2,189,720 and 2,194,075 shares at April 30, 2025 and January 31, 2025, respectively	(114,018)	(105,643)
Accumulated other comprehensive loss	(237)	(6,538)
TOTAL STOCKHOLDERS’ EQUITY	363,895	351,857
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$792,155	$836,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 30, 2025 AND 2024

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional			Accumulated Other
	Outstanding	Par	Paid-in	Retained	Treasury	Comprehensive	Total
	Shares	Value	Capital	Earnings	Stock	Loss	Stockholders' Equity
Balances, February 1, 2025	13,634,214	$2,374	$168,966	$292,698	$(105,643)	$(6,538)	$351,857
Net income	—	—	—	22,550	—	—	22,550
Foreign currency translation gain	—	—	—	—	—	3,621	3,621
Net unrealized gains on available-for-sale securities	—	—	—	—	—	2,680	2,680
Stock compensation expense	—	—	1,188	—	—	—	1,188
Stock option exercises and restricted stock unit settlements, net	59,472	—	(4,556)	—	(1,526)	—	(6,082)
Common stock repurchases	(55,117)	—	—	—	(6,849)	—	(6,849)
Cash dividends	—	—	—	(5,070)	—	—	(5,070)
Balances, April 30, 2025	13,638,569	$2,374	$165,598	$310,178	$(114,018)	$(237)	$363,895

Balances, February 1, 2024	13,242,520	$2,374	$164,183	$225,507	$(97,528)	$(3,597)	$290,939
Net income	—	—	—	7,882	—	—	7,882
Foreign currency translation loss	—	—	—	—	—	(790)	(790)
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(969)	(969)
Stock compensation expense	—	—	1,211	—	—	—	1,211
Stock option exercises and restricted stock unit settlements, net	113,260	—	(893)	—	(13)	—	(906)
Common stock repurchases	(5,600)	—	—	—	(187)	—	(187)
Cash dividends	—	—	—	(4,025)	—	—	(4,025)
Balances, April 30, 2024	13,350,180	$2,374	$164,501	$229,364	$(97,728)	$(5,356)	$293,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,550	$7,882
Adjustments to reconcile net income to net cash provided by operating activities
Stock compensation expense	1,188	1,211
Right-of-use asset amortization	1,173	647
Depreciation	415	480
Changes in accrued interest on investments	1,265	3,544
Deferred income tax expense	340	263
Other	(1,014)	59
Changes in operating assets and liabilities
Accounts receivable	69,309	(12,636)
Contract assets	(1,928)	(6,196)
Other assets	(2,934)	(4,422)
Accounts payable and accrued expenses	(39,623)	7,479
Contract liabilities	(15,448)	19,375
Net cash provided by operating activities	35,293	17,686

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(12,500)	(57,500)
Maturities of short-term investments	50,000	80,000
Purchases of available-for-sale securities	(27,189)	(29,824)
Maturities of available-for-sale securities	15,000	9,230
Purchases of property, plant and equipment	(395)	(322)
Investments in solar energy projects	—	(3,312)
Net cash provided by (used in) investing activities	24,916	(1,728)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchases	(6,849)	(187)
Payments of cash dividends	(5,070)	(4,025)
Settlements of share-based awards, net of withholding taxes paid	(6,082)	(906)
Net cash used in financing activities	(18,001)	(5,118)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	1,780	(134)
NET INCREASE IN CASH AND CASH EQUIVALENTS	43,988	10,706
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	145,263	197,032
CASH AND CASH EQUIVALENTS, END OF PERIOD	$189,251	$207,738

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets obtained in exchange for lease obligations	$1,574	$542
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds	$10	$3,312
Cash paid for operating leases	$1,135	$651

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2025

(Tabular dollar amounts in thousands, except per share data)

(Unaudited)

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Argan, Inc. (“Argan”) conducts operations through its wholly-owned subsidiaries across three distinct reportable business segments. Argan and these consolidated subsidiaries are hereinafter collectively referred to as the “Company.”

Through its power industry services segment, the Company provides a full range of engineering, procurement, construction, commissioning, maintenance, project development, and technical consulting services to the power generation market. The customers include primarily independent power producers, public utilities, power plant equipment suppliers and other commercial firms with significant power requirements. Customer projects are located in the United States (the “U.S.”), the Republic of Ireland (“Ireland”) and the United Kingdom (the “U.K.”). The Company’s industrial construction services segment provides on-site services that support new plant construction and additions, maintenance turnarounds, shutdowns and emergency mobilizations for industrial operations primarily located in the Southeast region of the U.S. and that may include the fabrication, delivery and installation of steel components such as piping systems and pressure vessels. The Company’s telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region of the U.S.

Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements include the accounts of Argan and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. In Note 15, the Company has provided certain financial information relating to the operating results and assets of its reportable segments based on the manner in which management disaggregates the Company’s financial reporting for the purpose of making internal operating decisions.

The Company’s fiscal year ends on January 31 each year. The condensed consolidated balance sheet as of April 30, 2025, the condensed consolidated statements of earnings and stockholders’ equity for the three months ended April 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the three months ended April 30, 2025 and 2024 are unaudited. The condensed consolidated balance sheet as of January 31, 2025 has been derived from audited consolidated financial statements. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto, and the independent registered public accounting firm’s report thereon, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (“Fiscal 2025”).

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary for a fair statement of the financial position of the Company as of April 30, 2025, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which introduces more detailed requirements for annual disclosures for income taxes. The ASU requires public business entities to present specific categories in the income tax rate reconciliation and to provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose the amounts of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdiction. The amendments in this update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the effects, if any, that the adoption of ASU 2023-09 may have on its financial position, results of operations, cash flows, or disclosures.

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

NOTE 2 – REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenues

The following table presents consolidated revenues for the three months ended April 30, 2025 and 2024, disaggregated by the geographic area where the corresponding projects were located:

	Three Months Ended April 30,
	2025	2024
United States	$181,106	$124,331
Republic of Ireland	9,888	28,891
United Kingdom	2,666	4,460
Consolidated revenues	$193,660	$157,682

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

Contract Assets and Liabilities

During the three months ended April 30, 2025, there were no material unusual or one-time adjustments to contract asset or contract liability balances. The Company recognized the following revenues that were included in the contract liabilities balances at the beginning of the respective fiscal year:

	Three Months Ended April 30,
	2025	2024
Revenues recognized from contract liabilities	$146,520	$66,537

Contract retentions are billed amounts which, pursuant to the terms of the applicable contract, are not paid by customers until a defined phase of a contract or project has been completed and accepted. These retained amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. The amounts retained by project owners and other customers under construction contracts at April 30, 2025 and January 31, 2025 were $20.6 million and $15.8 million, respectively.

Variable Consideration

Variable consideration includes unapproved change orders where the Company has project-owner directive for additional work or other scope changes, but has not yet obtained approval for the associated price or the corresponding additional effort. These amounts are included in the transaction price when it is considered probable that the applicable costs, including those for additional effort, will be recovered through a modification to the contract price. At April 30, 2025 and

January 31, 2025, the aggregate amounts of contract variations, which primarily related to an overseas project and were included in the corresponding transaction prices pending customer approvals, were $8.9 million and $8.0 million, respectively.

Remaining Unsatisfied Performance Obligations (“RUPO”)

At April 30, 2025, the Company had RUPO of $1.9 billion. The largest portion of RUPO at any date usually relates to engineering, procurement and construction (“EPC”) services and other construction contracts with typical performance durations of one to four years. The Company estimates that approximately 32% of the RUPO amount at April 30, 2025 will be included in the amount of consolidated revenues that will be recognized during the year ending January 31, 2026 (“Fiscal 2026”). Most of the remaining amount of the RUPO amount at April 30, 2025 is expected to be recognized in revenues during the fiscal years ending January 31, 2027 (“Fiscal 2027”), 2028 (“Fiscal 2028”) and 2029 (“Fiscal 2029”).

It is important to note that estimates may be changed in the future and that cancellations, deferrals or scope adjustments may occur related to work included in the amount of RUPO at April 30, 2025. Accordingly, RUPO may be adjusted to reflect project delays and cancellations, revisions to project scope and cost and foreign currency exchange fluctuations, or to revise estimates, as effects become known. Such adjustments to RUPO may materially reduce future revenues below Company estimates.

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash Equivalents

At April 30, 2025 and January 31, 2025, certain amounts of cash equivalents were invested in a money market fund with assets invested in high-quality money market instruments, including U.S. Treasury obligations; obligations of U.S. government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by such obligations. The balances of accrued dividends at April 30, 2025 and January 31, 2025 were $0.3 million and $0.3 million, respectively.

Investments

The Company’s investments consisted of the following as of April 30, 2025 and January 31, 2025:

	April 30,	January 31,
	2025	2025
Short-term investments	$115,048	$153,129
Available-for-sale securities	242,158	226,745
Total investments	$357,206	$379,874

Short-Term Investments

Short-term investments as of April 30, 2025 and January 31, 2025 consisted solely of CDs with initial maturities of one year or less purchased from Bank of America, N.A. (the “Bank”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest. The balances of accrued interest on the CDs at April 30, 2025 and January 31, 2025 were $2.5 million and $3.1 million, respectively.

Available-For-Sale Securities

The Company’s available-for-sale (“AFS”) securities consisted of the following amounts of amortized cost, allowance for credit losses, gross unrealized gains and losses and estimated fair value by contractual maturity as of April 30, 2025 and January 31, 2025:

	April 30, 2025
		Allowance for	Gross	Gross	Estimated
	Amortized	Credit	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Losses	Value
U.S. Treasury notes:
Due within one year	$50,463	$—	$76	$27	$50,512
Due in one to three years	76,240	—	1,141	—	77,381
Due in three to five years	112,311	—	2,225	271	114,265
Totals	$239,014	$—	$3,442	$298	$242,158

	January 31, 2025
		Allowance for	Gross	Gross	Estimated
	Amortized	Credit	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Losses	Value
U.S. Treasury notes:
Due within one year	$50,676	$—	$126	$7	$50,795
Due in one to three years	84,881	—	381	105	85,157
Due in three to five years	91,599	—	124	930	90,793
Totals	$227,156	$—	$631	$1,042	$226,745

As of April 30, 2025 and January 31, 2025, interest receivable in the amounts of $1.7 million and $2.1 million were included in the balances of AFS securities. For the three months ended April 30, 2025 and 2024, there were no sales of the Company’s AFS securities and, therefore, there were no amounts of gains or losses reclassified out of other comprehensive income into net income.

The Company does not believe the unrealized losses represent credit losses based on the evaluation of evidence as of April 30, 2025, which includes an assessment of whether it is more likely than not the Company will be required to sell or intends to sell the investments before recovery of their corresponding amortized cost bases.

Earnings on Cash and Invested Funds

The Company earns interest and dividends on its cash equivalents and invested funds. The Company also earns interest on most of its cash balances. Earnings on invested funds and cash account balances for the three months ended April 30, 2025 and 2024 were $5.5 million and $4.8 million, respectively, which are included in other income, net, in the condensed consolidated statements of earnings.

At April 30, 2025 and January 31, 2025, the weighted average annual yields of the Company’s outstanding invested funds and interest-bearing cash account balances were 4.0% and 4.1%, respectively.

Concentration Risk

The Company has a substantial portion of its cash on deposit in the U.S. with the Bank or invested in CDs purchased from the Bank. In addition, the Company has cash invested in a money market fund at a separate institution. The Company also maintains certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of the operations of APC. As of April 30, 2025 and January 31, 2025, approximately 14% and 2%, respectively, of the Company’s cash and cash equivalents were held by financial institutions in Ireland and the U.K. Management does not believe that the combined amount of the CDs and the cash deposited with the Bank, cash invested in the money market fund, and cash balances maintained at financial institutions in Ireland and the U.K., in excess of government-insured levels, represent material risks.

NOTE 4 – FAIR VALUE MEASUREMENTS

The following table presents the Company’s financial instruments as of April 30, 2025 and January 31, 2025 that are measured and recorded at fair value on a recurring basis:

	April 30, 2025			January 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	Inputs	Inputs	Inputs	Inputs	Inputs	Inputs
Cash equivalents:
Money market fund	$78,977	$—	$—	$93,067	$—	$—
Available-for-sale securities:
U.S. Treasury notes	—	242,158	—	—	226,745	—
Totals	$78,977	$242,158	$—	$93,067	$226,745	$—

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable includes amounts that have been billed and amounts that are billable to customers. As of April 30, 2025, there were billable amounts related to an overseas project in the total amount of $25.0 million, including the expected refund of the letter of credit draw identified in Note 9.

The amounts of the provision for credit losses for the three months ended April 30, 2025 and 2024 were insignificant. The allowance for credit losses at April 30, 2025 and January 31, 2025 was $1.9 million and $1.9 million, respectively.

NOTE 6 – INTANGIBLE ASSETS

The goodwill balances related primarily to the power industry services and industrial construction services segments, which were $18.5 million and $9.5 million, respectively, at both April 30, 2025 and January 31, 2025. Management does not believe that any events or circumstances occurred or arose since January 31, 2025, that required an updated assessment of the goodwill balances.

The Company’s intangible assets, other than goodwill, relate primarily to the industrial construction services segment and consisted of the following as of April 30, 2025 and January 31, 2025:

		April 30, 2025			January 31, 2025
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Amounts	Amortization	Amounts	Amounts	Amortization	Amounts
Trade name	15 years	$4,499	$2,824	$1,675	$4,499	$2,749	$1,750
Customer relationships	10 years	916	863	53	916	840	76
Totals		$5,415	$3,687	$1,728	$5,415	$3,589	$1,826

There were no additions to intangible assets during the three months ended April 30, 2025 and 2024. During the three months ended April 30, 2025 and 2024, there were no impairment losses related to intangible assets. Amortization expense related to intangible assets for the three months ended April 30, 2025 and 2024 were $0.1 million and $0.1 million respectively.

The following is a schedule of future amounts of amortization related to purchased intangibles:

Amortization
Years Ending January 31,	Expense
2026 (remainder)	$278
2027	300
2028	300
2029	300
2030	300
Thereafter	250
Total	$1,728

NOTE 7 – FINANCING ARRANGEMENTS

On May 24, 2024, the Company and the Bank executed the Second Amended and Restated Replacement Credit Agreement with an expiration date of May 31, 2027 (the “Credit Agreement”). The Credit Agreement has a base lending commitment amount of $35.0 million and establishes the interest rate for revolving loans at the Secured Overnight Financing Rate (“SOFR”) plus 1.85%. In addition to the base commitment, the credit facility includes an accordion feature that allows for an additional commitment amount of $30.0 million, subject to certain conditions. The Company may use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business as defined in the Credit Agreement. Further, on May 31, 2024, the Company entered into a companion facility, in the amount of $25.0 million, pursuant to which an overseas subsidiary of the Company may cause the Bank’s European entity to issue letters of credit on its behalf that will be secured by a blanket parent company guarantee that was issued by the Company to the Bank.

At April 30, 2025 and January 31, 2025, the Company did not have any borrowings outstanding under the Credit Agreement. However, the Bank has issued a letter of credit in the total outstanding amount of $0.3 million at April 30, 2025. At January 31, 2025, there were no outstanding letters of credit issued under the credit facilities.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement requires that the Company comply with certain financial covenants at its fiscal year-end and at each fiscal quarter-end. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of April 30, 2025, the Company was in compliance with the covenants and other requirements of the Credit Agreement.

NOTE 8 – COMMITMENTS

As of April 30, 2025, the estimated amount of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, was approximately $0.6 billion. As of April 30, 2025, the outstanding amount of bonds covering other risks, including warranty obligations and contract payment retentions related to completed activities, was $45.7 million.

NOTE 9 – LEGAL CONTINGENCIES

In the normal course of business, the Company may have pending claims and legal proceedings. The Company maintains accrued expense balances for the estimated amounts of legal costs expected to be billed related to any significant matter. In the opinion of management, based on information available at this time, there are no current claims and proceedings that would have a material adverse effect on the consolidated financial statements. However, the outcomes of such legal claims and proceedings are subject to inherent uncertainties.

In March 2025, APC’s subsidiary in the U.K., Atlantic Projects Company (UK) Limited (“APC UK”) sued EP NI Energy Limited and EP UK Investment Limited (together referred to as “EP”) in the High Court of Justice, Business and Property Courts of England and Wales for EP’s breach of contract and failure to remedy various events which negatively impacted the schedule and costs of an overseas project, resulting in EP receiving the benefits of the construction efforts of APC UK and the corresponding progress on the project without making payments for the value received. As previously disclosed, APC UK provided notice to terminate as a result of project owner breaches of the contract. Those breaches were not resolved, as a result of which the contract terminated on May 3, 2024. Subsequently, the project owner made a draw for the full amount of a $9.2 million irrevocable letter of credit, or on-demand performance bond, issued by the Company’s bank. APC UK and the Company believe the project owner initiated the draw without cause and, therefore, the amount should be refunded. This amount is included in accounts receivable as of April 30, 2025. APC UK has significant billable receivables, unresolved contract variations and claims for extensions of time, among other issues, related to the overseas project. The project owner has asserted counterclaims that APC UK disputes. APC UK will vigorously assert its rights and claims in order to recover its lost value and collect any remaining monies owed.

NOTE 10 – STOCK-BASED COMPENSATION

Stock-based compensation expense for the three months ended April 30, 2025 and 2024 was $1.2 million and $1.2 million, respectively. At April 30, 2025, there was $10.5 million in unrecognized compensation costs related to outstanding stock awards that the Company expects to recognize over the next three years.

During the three months ended April 30, 2025, the Company awarded performance-based restricted stock units covering a target of 5,500 shares of common stock, earnings per share performance-based restricted stock units covering a target of 16,450 shares of common stock, renewable energy performance-based restricted stock units covering a target of 2,500 shares of common stock, and time-based restricted stock units covering 28,640 shares of common stock. The number of shares of common stock to be issued under certain awards may exceed the number of target shares if certain performance goals are exceeded. The changes in the maximum number of shares of common stock issuable pursuant to outstanding restricted stock units for the three months ended April 30, 2025, are presented below (shares in thousands):

		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Outstanding, February 1, 2025	271	$32.69
Granted	80	$80.60
Issued	(94)	$26.85
Outstanding, April 30, 2025	257	$49.76

During the three months ended April 30, 2025, the Company awarded nonqualified stock options to purchase 4,000 shares of common stock at a weighted-average exercise price per share of $148.72. During the three months ended April 30, 2025, nonqualified stock options to purchase 10,000 shares of common stock were exercised at a weighted-average exercise price per share of $45.75. As of April 30, 2025, there were 443,500 nonqualified stock options outstanding.

Shares Withheld and Treasury Stock

For the three months ended April 30, 2025 and 2024, the Company used 59,472 shares and 113,260 shares of treasury stock, respectively, to settle stock option exercises and other share-based awards. For the three months ended April 30, 2025, the Company accepted 44,669 shares of common stock at the average price per share of $146.41 for the exercise price and/or tax withholding in connection with stock option exercises and other share-based award settlements. For the three months ended April 30, 2024, the Company accepted 185,354 shares of common stock at the average price per share of $60.64 for the exercise price and/or tax withholding in connection with stock option exercises and other share-based award settlements.

NOTE 11 – INCOME TAXES

The Company’s income tax amounts for the three months ended April 30, 2025 and 2024 differed from corresponding amounts computed by applying the federal corporate income tax rate of 21% to the income before income taxes for the periods as presented below:

	Three Months Ended April 30,
	2025	2024
U.S. statutory federal income tax expense	$6,255	$2,376
Difference resulting from:
State income taxes, net of federal tax effect	1,138	418
Unrecognized tax loss benefit	—	794
Executive compensation limitation	349	155
Stock-based compensation windfall	(478)	(349)
Other permanent differences and adjustments, net	(28)	37
Income tax expense	$7,236	$3,431

Net Operating Loss (“NOL”) Carryback

As a result of the tax changes enacted by the Coronavirus, Aid, Relief and Economic Security Act signed into law in March 2020 (the “CARES Act”), the Company made a filing during the year ended January 31, 2021 with the Internal Revenue Service (the “IRS”) requesting carryback refunds of income taxes paid for the years ended January 31, 2016 (“Fiscal 2016”) and 2015 (“Fiscal 2015”) in the total amount of approximately $12.7 million. At the instruction of the IRS, the Company filed amended income tax returns for Fiscal 2016 and Fiscal 2015 during the year ended January 31, 2024; the IRS has not completed the examination and approval process for the Company’s amended tax returns and refund request.

Research and Development Tax Credits

During the year ended January 31, 2023, the Company filed amended federal income tax returns for the year ended January 31, 2022 (“Fiscal 2022”) and for the year ended January 31, 2021 (“Fiscal 2021”) that included research and development tax credits in the total amount of $5.8 million, which was netted with a provision for uncertain tax return positions in the amount of $2.4 million. In May 2023, the Company received notification that these amended federal income tax returns were selected for examination. At April 30, 2025, the examination was progressing through the stages of documentation requests and review.

Income Tax Refunds

As of April 30, 2025 and January 31, 2025, the balances of other current assets in the condensed consolidated balance sheet included income tax refunds receivable, related accrued interest, and prepaid income taxes in the total amounts of approximately $30.9 million. The income tax refunds included the amounts expected to be received from the IRS upon its review and approval of the Company’s NOL carryback refund request and the completion of its examination of the amended tax returns for Fiscal 2022 and Fiscal 2021 as described above.

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

Solar Energy Projects

The Company holds equity investments in Solar Tax Credit (“STC”) investments. Primarily, the STC investments are structured as limited liability companies that invest in solar energy projects that are eligible to receive energy tax credits. As of April 30, 2025, the Company had $11.5 million of remaining cash investment commitments related to its STC investments, which are expected to be paid in Fiscal 2026. At April 30, 2025 and January 31, 2025, the investment accounts balances were $3.9 million and $4.6 million, respectively, which are included in right-of-use and other assets in the condensed consolidated balance sheets.

The Company has elected to use the proportional amortization method (“PAM”) for STC investments that qualify. For the Company’s STC investments that qualify for PAM, the Company recognized $0.8 million and $0.7 million of income tax credits and other income tax benefits during the three months ended April 30, 2025 and 2024, respectively. The Company recorded amortization related to these STC investments of $0.7 million during each of the three months ended April 30, 2025 and 2024. The amount of non-income tax related activity and other returns related to the STC investments that qualify for PAM were not material for the three months ended April 30, 2025 and 2024.

For the three months ended April 30, 2025 and 2024, the Company’s share of activity from its STC investments that do not qualify for PAM was not material.

NOTE 12 – EARNINGS PER SHARE

Potentially dilutive securities include stock options and restricted stock units. Diluted earnings per share includes only securities that are actually dilutive. Basic and diluted earnings per share are computed as follows (in thousands, except per share data):

	Three Months Ended April 30,
	2025	2024
Net income	$22,550	$7,882

Weighted average shares outstanding – basic	13,628	13,257
Effect of stock awards	484	315
Weighted average shares outstanding – diluted	14,112	13,572

Earnings per share
Basic	$1.65	$0.59
Diluted	$1.60	$0.58

Anti-dilutive securities not included	4	344

NOTE 13 – STOCKHOLDERS’ EQUITY

During the three months ended April 30, 2025 and during Fiscal 2025, the Company paid dividends to stockholders as follows:

Record Date	Payment Date	Amount Per Share
April 22, 2025	April 30, 2025	$0.375
January 23, 2025	January 31, 2025	0.375
October 23, 2024	October 31, 2024	0.375
July 23, 2024	July 31, 2024	0.300
April 22, 2024	April 30, 2024	0.300

On April 10, 2025, the board of directors increased the total authorization to repurchase shares of the Company’s common stock by $25 million, bringing the aggregate authorized amount to $150 million. Pursuant to its established program and authorizations provided by Argan’s board of directors, the Company repurchased shares of its common stock during the three months ended April 30, 2025 and 2024 and added the shares to treasury stock. During these periods, the Company repurchased 55,117 shares and 5,600 shares of common stock, all on the open market, for aggregate prices of approximately $6.8 million, or $124.25 per share, and $0.3 million, or $44.87 per share, respectively.

NOTE 14 – CUSTOMER CONCENTRATIONS

The majority of the Company’s consolidated revenues relate to performance by the power industry services segment. The following schedule presents the percentage of consolidated revenues for each reportable business segment for the respective periods:

	Three Months Ended April 30,
	2025	2024
Power industry services	82.8%	69.9%
Industrial construction services	15.1	27.7
Telecommunications infrastructure services	2.1	2.4

The Company’s most significant customer relationships for the three months ended April 30, 2025 included two power industry services customers, which accounted for 30% and 25% of consolidated revenues. The Company’s most significant customer relationships for the three months ended April 30, 2024 included two power industry services customers, which accounted for 28% and 11% of consolidated revenues.

The accounts receivable balances from three major customers represented 26%, 23%, and 15% of the corresponding consolidated balance as of April 30, 2025. Accounts receivable balances from four major customers represented 22%, 16%, 13%, and 10% of the corresponding consolidated balance as of January 31, 2025.

The contract asset balances attributable to two major customers represented 26% and 17% of the corresponding consolidated balance as of April 30, 2025, and the contract asset balances attributable to four major customers represented 26%, 15%, 15% and 13% of the corresponding consolidated balance as of January 31, 2025.

NOTE 15 – SEGMENT REPORTING

Segments represent components of an enterprise for which discrete financial information is available that is evaluated regularly by the Company’s chief executive officer, who is the chief operating decision maker (the “CODM”), in determining how to allocate resources and in assessing performance. The CODM uses income before income taxes to assess the performance of the Company’s business segments and make determinations on the allocation of resources. The Company’s reportable segments recognize revenues and incur expenses, and they are organized in separate business units with different management teams, customers, talents, and services. The Company’s reportable segments may include more than one operating segment.

Intersegment revenues and the related cost of revenues are netted against the corresponding amounts of the segment receiving the intersegment services. For the three months ended April 30, 2025 intersegment revenues were $1.9 million. For the three months ended April 30, 2024, intersegment revenues were not material. Intersegment revenues for the aforementioned periods related to services provided by the industrial construction services segment to the power industry services segment and were based on prices negotiated by the parties.

Summarized below are certain operating results and financial position data of the Company’s reportable business segments for the three months ended April 30, 2025 and 2024. Selling, general and administrative expenses include compensation and benefits expenses, professional fees, information technology expenses, insurance premiums, rent expense, business development expenses, amortization and depreciation. Other income, net, primarily includes earnings on invested funds. The “Other” column in each summary includes the Company’s corporate expenses.

Three Months Ended	Power	Industrial	Telecom
April 30, 2025	Services	Services	Services	Other	Totals
Revenues	$160,356	$29,184	$4,120	$—	$193,660
Cost of revenues	127,386	26,033	3,378	—	156,797
Gross profit	32,970	3,151	742	—	36,863
Selling, general and administrative expenses	6,786	1,612	918	3,205	12,521
Income (loss) from operations	26,184	1,539	(176)	(3,205)	24,342
Other income, net	4,372	—	32	1,040	5,444
Income (loss) before income taxes	$30,556	$1,539	$(144)	$(2,165)	29,786
Income tax expense					7,236
Net income					$22,550

Amortization of intangibles	$—	$98	$—	$—	$98
Depreciation	160	160	92	3	415
Property, plant and equipment additions	215	12	88	80	395

Current assets	$542,993	$43,147	$5,956	$145,981	$738,077
Current liabilities	398,610	19,095	3,962	1,283	422,950
Goodwill	18,476	9,467	90	—	28,033
Total assets	577,692	58,995	8,672	146,796	792,155

Three Months Ended	Power	Industrial	Telecom
April 30, 2024	Services	Services	Services	Other	Totals
Revenues	$110,266	$43,699	$3,717	$—	$157,682
Cost of revenues	98,992	37,879	2,867	—	139,738
Gross profit	11,274	5,820	850	—	17,944
Selling, general and administrative expenses	6,128	1,873	610	2,814	11,425
Income (loss) from operations	5,146	3,947	240	(2,814)	6,519
Other income, net	4,061	1	—	732	4,794
Income (loss) before income taxes	$9,207	$3,948	$240	$(2,082)	11,313
Income tax expense					3,431
Net income					$7,882

Amortization of intangibles	$—	$97	$—	$—	$97
Depreciation	137	245	97	1	480
Property, plant and equipment additions	272	32	18	—	322

Current assets	$416,117	$54,170	$3,844	$100,195	$574,326
Current liabilities	293,979	29,642	1,372	2,605	327,598
Goodwill	18,476	9,467	90	—	28,033
Total assets	443,920	70,792	6,516	103,180	624,408

NOTE 16 — SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Other current assets consisted of the following at April 30, 2025 and January 31, 2025:

	April 30,	January 31,
	2025	2025
Income tax refunds receivable and prepaid income taxes	$30,871	$30,881
Note receivable	4,608	5,023
Prepaid expenses	8,383	5,751
Raw materials inventory	1,178	320
Other	9,723	9,950
Total other current assets	$54,763	$51,925

Accrued expenses consisted of the following at April 30, 2025 and January 31, 2025:

	April 30,	January 31,
	2025	2025
Accrued project costs	$25,316	$31,620
Accrued compensation	16,330	29,772
Lease liabilities	2,678	2,710
Other	25,567	19,217
Total accrued expenses	$69,891	$83,319

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of April 30, 2025, and the results of their operations for the three month periods ended April 30, 2025 and 2024, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for Fiscal 2025 that was filed with the SEC on March 27, 2025 (the “Annual Report”).

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

Business Description

The Company is primarily an engineering and construction firm that conducts operations through its wholly-owned subsidiaries across three distinct reportable business segments. Through our power industry services segment, we provide a full range of engineering, procurement, construction, commissioning, maintenance, project development and technical consulting services to the power generation market. The customers include primarily independent power producers, public utilities, power plant equipment suppliers and other commercial firms with significant power requirements. Customer projects are located in the U.S., Ireland and the U.K. Our industrial construction services segment provides on-site services that support new plant construction and additions, maintenance turnarounds, shutdowns and emergency mobilizations for industrial operations primarily located in the Southeast region of the U.S. and that may include the fabrication, delivery and installation of steel components such as piping systems and pressure vessels. Our telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region of the U.S.

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

Market Outlook

The majority of our consolidated revenues relate to performance in the U.S. by the power industry services reportable business segment, which provides EPC services to design, build, and commission large-scale energy projects. In the U.S., electricity demand has reached its highest level in two decades, driven by the expansion of data centers supporting artificial intelligence technologies, the growing adoption of electric vehicles, and the reshoring of manufacturing activities. Keeping up with growing energy demand is further challenged by the aging fleet of traditional power facilities that are at or nearing the end of their operational lives. Throughout the U.S., the risk of electricity shortages grows as the retirement of traditional power plants outpaces their replacements. While renewable energy sources like solar and wind are expanding, they often cannot provide the same level of consistent, around-the-clock power generation as the retiring thermal plants. Natural gas-fired power plants are expected to remain a key component of future capacity additions due to their cost-effectiveness, reliability, and ability to support intermittent energy sources.

Utility-scale solar, wind, and battery storage projects continue to expand their share of electricity generation, supported by declining capital costs, improved energy storage systems that enhance grid reliability, and supportive tax incentives. Despite their increasing cost competitiveness and their rapid deployment over the past several years, the long-term trajectory of renewables could be influenced by shifts in energy policy and evolving regulatory frameworks.

Recent changes in U.S. trade policy, including the implementation of new or increased tariffs, have introduced cost and supply chain uncertainties affecting certain construction materials and equipment. Tariffs on imported materials, including steel and aluminum, could significantly impact the cost of building power plants. Tariff measures may also cause import delays, increasing lead times necessary for materials to arrive at our construction sites. The resulting rise in material costs and delivery delays could lead to higher overall project expenses and changes to project timelines. As the current U.S. administration’s approach to tariffs remains fluid at this time, the full extent of these effects remains uncertain. We continue to monitor developments closely, as prolonged or expanded trade restrictions could negatively affect project costs, timing, and customer demand.

Project Backlog

At April 30, 2025 and January 31, 2025, our consolidated project backlog amounts of $1.9 billion and $1.4 billion, respectively, consisted substantially of projects within our power industry services reporting segment.

Our reported project backlog at a point in time represents the expected revenue from the remaining work on projects where the scope is sufficiently defined and the contract value can be reasonably estimated. While the inclusion of contract values in project backlog involves management judgment based on the facts and circumstances, we typically include the value of the contract in project backlog upon receiving a notice to proceed from the project owner. In making the determination of project backlog, management may consider several factors, including terms of the contract, the degree of project financing and permitting, and historical experience with similar contracts. The start of new projects is primarily controlled by project owners and delays may occur that are beyond our control.

We are committed to the construction of state-of-the-art, natural gas-fired power plants, as important elements of our country’s electricity-generation mix now and in the future. We target natural gas-fired power plants, renewable energy plants and industrial construction opportunities in the U.S., Ireland and the U.K. Our vision is to safely contribute to the construction of the energy infrastructure and state-of-the-art industrial facilities that are essential to future economic prosperity in the areas where we operate. We intend to realize this vision with motivated, creative, high-energy and customer-driven teams that are committed to delivering the best possible project results each and every time.

Sandow Lakes Power Station

In April 2025, we received a notice to proceed on an EPC services contract for a 1.2 GW combined-cycle natural gas-fired power plant in Lee County, Texas. Construction is expected to begin during the summer of Fiscal 2026, with an expected project completion date in 2028.

Tarbert Next Generation Power Station

In January 2025, we entered into an EPC services contract for an approximately 300 MW biofuel power plant located in County Kerry, Ireland. The Tarbert Next Generation Power Station will run on 100% sustainable biofuels, specifically hydrotreated vegetable oil, with the potential to convert to hydrogen. Enabling works are now underway ahead of full construction commencing Fiscal 2026 with planned completion towards the end of the calendar year 2027.

700 MW Combined-Cycle Project

In December 2024, we entered into an EPC services contract and received the corresponding full notice to proceed (“FNTP”) with a customer for an approximately 700 MW combined-cycle natural gas-fired power plant located in the U.S. Project activity commenced in the fourth quarter of Fiscal 2025. Project completion is scheduled for the fiscal year ending January 31, 2028.

Louisiana LNG Facility

In June 2024, we entered into a subcontract and received FNTP for the installation of five 90 MW gas turbines for the dedicated supply of power to a liquified natural gas (“LNG”) facility in Louisiana. This project, led by our power industry services segment, is a collaboration with our industrial construction services segment. Project completion is scheduled for the first half of Fiscal 2026.

405 MW Midwest Solar Project

In August 2024, we received FNTP on an EPC services contract to construct a utility-scale solar field in Illinois with the capacity to provide 405 MW of electrical power. Project completion is scheduled for the first half of Fiscal 2027.

Midwest Solar and Battery Projects

Between January and early May 2024, we received FNTPs for three state-of-the-art solar energy and battery energy storage facilities in Illinois. The three projects will cumulatively represent 160 MW of electrical power and 22 MW of energy storage. Two of these projects were completed in the fourth quarter of Fiscal 2025. Completion of the final project, which experienced certain regulatory delays, is expected to be completed within the next 12 months.

Trumbull Energy Center

In November 2022, we received FNTP on an EPC services contract for a 950 MW combined-cycle natural gas-fired power plant in Lordstown, Ohio. Project completion is scheduled for the first quarter of Fiscal 2027.

Industrial Construction Services Project Backlog

As of April 30, 2025, the industrial construction services segment’s project backlog was approximately $91.4 million as compared to $53.2 million on January 31, 2025. During the three months ended April 30, 2025, the industrial construction services segment added contracts to its project backlog related to a water treatment plant and other industries.

Comparison of the Results of Operations for the Three Months Ended April 30, 2025 and 2024

The following schedule compares our operating results for the three months ended April 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended April 30,
	2025	2024	$ Change	% Change
REVENUES
Power industry services	$160,356	$110,266	$50,090	45.4%
Industrial construction services	29,184	43,699	(14,515)	(33.2)
Telecommunications infrastructure services	4,120	3,717	403	10.8
Revenues	193,660	157,682	35,978	22.8
COST OF REVENUES
Power industry services	127,386	98,992	28,394	28.7
Industrial construction services	26,033	37,879	(11,846)	(31.3)
Telecommunications infrastructure services	3,378	2,867	511	17.8
Cost of revenues	156,797	139,738	17,059	12.2
GROSS PROFIT	36,863	17,944	18,919	105.4
Selling, general and administrative expenses	12,521	11,425	1,096	9.6
INCOME FROM OPERATIONS	24,342	6,519	17,823	273.4
Other income, net	5,444	4,794	650	13.6
INCOME BEFORE INCOME TAXES	29,786	11,313	18,473	163.3
Income tax expense	7,236	3,431	3,805	110.9
NET INCOME	$22,550	$7,882	$14,668	186.1%

DILUTED EARNINGS PER SHARE	$1.60	$0.58	$1.02	175.1%

Revenues

Power Industry Services

The revenues of the power industry services business increased by 45.4%, or $50.1 million, to $160.4 million for the three months ended April 30, 2025 compared with revenues of $110.3 million for the three months ended April 30, 2024 as the quarterly construction activities increased for the 405 MW Midwest Solar Project, the Louisiana LNG Facility and the Trumbull Energy Center. The increase in revenues between quarters was partially offset by decreased construction activities associated with the Midwest Solar and Battery Projects, the Shannonbridge Power Project and the ESB FlexGen Peaker Plants, as those projects have partially or fully concluded. The revenues of this business segment represented approximately 82.8% of consolidated revenues for the quarter ended April 30, 2025 and 69.9% of consolidated revenues for the corresponding prior year quarter.

The primary drivers for this segment’s revenues for the three months ended April 30, 2024, were the construction of the Trumbull Energy Center, the Shannonbridge Power Project, and the ESB FlexGen Peaker Plants.

Industrial Construction Services

The revenues of industrial construction services decreased by $14.5 million, or 33.2%, to $29.2 million for the three months ended April 30, 2025 compared to revenues of $43.7 million for the three months ended April 30, 2024, as the amounts of field services construction activities and vessel fabrication work decreased between periods. For the three months ended April 30, 2025 and 2024, the revenues of this segment represented 15.1% and 27.7% of consolidated revenues for the corresponding periods.

Telecommunications Infrastructure Services

The revenues of telecommunications infrastructure services were $4.1 million for the three months ended April 30, 2025, compared with revenues of $3.7 million for the three months ended April 30, 2024.

Cost of Revenues

Due primarily to the increase in consolidated revenues for the three months ended April 30, 2025 compared with revenues for the three months ended April 30, 2024, consolidated cost of revenues also increased. These costs were $156.8 million and $139.7 million for the three-month periods ended April 30, 2025 and 2024, respectively.

For the three-month period ended April 30, 2025, we reported a consolidated gross profit of approximately $36.9 million, which represented a gross profit percentage of approximately 19.0% of corresponding consolidated revenues. For the three-month period ended April 30, 2024, we reported a consolidated gross profit of approximately $17.9 million, which represented a gross profit percentage of approximately 11.4% of corresponding consolidated revenues. The gross profit percentage increased between periods primarily due to the changing mix of projects and contract types. In the prior fiscal year, during the three months ended April 30, 2024, gross profit was negatively impacted by losses recorded on an overseas project (see Note 9 to the accompanying condensed consolidated financial statements), which reduced margins by approximately $2.6 million. The gross profit percentages of corresponding revenues for the power industry services, industrial construction services and the telecommunications infrastructure services segments were 20.6%, 10.8% and 18.0%, respectively, for the quarter ended April 30, 2025. The gross profit percentages of corresponding revenues for the power industry services, industrial construction services and the telecommunications infrastructure services segments were 10.2%, 13.3% and 22.9%, respectively, for the quarter ended April 30, 2024.

Selling, General and Administrative Expenses

These costs were $12.5 million and $11.4 million for the three months ended April 30, 2025 and 2024, respectively, and represented 6.5% and 7.2% of corresponding consolidated revenues, respectively.

Other Income, Net

For the three months ended April 30, 2025 and 2024, the net amounts of other income were $5.4 million and $4.8 million, respectively, which represented an increase of 13.6% between the comparable periods, as the weighted average balances of investments are meaningfully higher this year, and earnings related to cash and cash equivalent balances increased during the three months ended April 30, 2025 as well.

Income Tax Expense

We recorded income tax expense for the three months ended April 30, 2025 in the net amount of approximately $7.2 million primarily due to our reporting pre-tax income for financial reporting purposes in the amount of $29.8 million for the quarter. Our effective income tax rate for the three months ended April 30, 2025 was 24.3%. This effective tax rate differed from the statutory federal tax rate of 21% due primarily to the unfavorable estimated effects of state income taxes.

We recorded income tax expense for the three months ended April 30, 2024 in the net amount of approximately $3.4 million. Our effective income tax rate for the three months ended April 30, 2024 was 30.3%. This effective tax rate differs from the statutory federal tax rate of 21% due primarily to an unrecognized tax loss benefit for the prior year quarter and the typically unfavorable estimated effects of state income taxes.

Liquidity and Capital Resources as of April 30, 2025

At April 30, 2025 and January 31, 2025, our balances of cash and cash equivalents were $189.3 million and $145.3 million, respectively, which represented an increase of $44.0 million during the current fiscal quarter.

The net amount of cash provided by operating activities for the three months ended April 30, 2025 was $35.3 million. Our net income for the three months ended April 30, 2025, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $25.9 million. The decrease of accounts receivable in the amount of $69.3 million, which represented a source of cash during the period, was due primarily to the collection of project-related receivables for the power industry services reportable segment. The decrease in contract liabilities of $15.4 million represented a use of cash, primarily due to the net effect of certain power industry services projects nearing completion and the early phase of construction activities at certain projects. The decrease in the combined level of accounts payable and accrued expenses in the amount of $39.6 million represented a use of cash during the period as well. The increase in contract assets of $1.9 million and the increase of other assets of $2.9 million represented uses of cash during the period.

During the three months ended April 30, 2025, our primary source of cash from investing activities was the net maturities of CDs issued by the Bank, in the amount of $37.5 million. We used $12.2 million, net of maturities, to invest in available-for-sale securities consisting of U.S. Treasury notes. We also used $0.4 million for purchases of property, plant, and equipment.

For the three months ended April 30, 2025, we used $18.0 million in cash for financing activities, including $6.8 million used to repurchase shares of common stock pursuant to our share purchase program and $5.1 million used for the payment of regular cash dividends. We also used $6.1 million for share-based award settlements, which represented payments for withholding taxes reimbursed by shares of common stock. As of April 30, 2025, there were no restrictions with respect to intercompany payments between the holding company and all subsidiaries.

At April 30, 2025, a portion of our balance of cash and cash equivalents was invested in a money market fund with most of its net assets invested in cash, U.S. Treasury obligations, other obligations issued by U.S. Government agencies and sponsored enterprises, and repurchase agreements secured by U.S. government obligations. The majority of our domestic operating bank account balances are maintained with the Bank. We do maintain certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of our overseas operations.

In order to monitor the actual and necessary levels of liquidity for our business, we focus on net liquidity, or working capital, in addition to our cash balances. During the three months ended April 30, 2025, our net liquidity increased by $13.7 million to $315.1 million from $301.4 million as of January 31, 2025, due primarily to our net income, partially offset by the payment of cash dividends, common stock repurchases, and net cash paid for withholding taxes due to stock-based award net settlements. As we have no debt service, as our fixed asset acquisitions in a reporting period are typically low, and as our net liquidity includes our short-term investments and AFS investments, our levels of working capital are not subjected to the volatility that affects our levels of cash and cash equivalents.

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

However, any significant future acquisition, investment, or other unplanned cost or cash requirement may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all.

Financing Arrangements

On May 24, 2024, we executed with the Bank the Credit Agreement with an expiration date of May 31, 2027. The Credit Agreement has a base lending commitment amount of $35.0 million and establishes the interest rate for revolving loans at SOFR plus 1.85%. In addition to the base commitment, the credit facility includes an accordion feature that allows for an additional commitment amount of $30.0 million, subject to certain conditions. We may use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business as defined in the Credit Agreement. Further, on May 31, 2024, we entered into a companion facility, in the amount of $25.0 million, pursuant to which an overseas subsidiary of the Company may cause the Bank’s European entity to issue letters of credit on its behalf that are secured by a blanket parent company guarantee issued by the Company to the Bank.

At April 30, 2025, we did not have any borrowings outstanding under the Credit Agreement. However, the Bank has issued a letter of credit in the total outstanding amount of $0.3 million at April 30, 2025.

We have pledged the majority of the Company’s assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement requires that we comply with certain financial covenants at its fiscal year-end and at each fiscal quarter-end. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of April 30, 2025, we were in compliance with the covenants and other requirements of the Credit Agreement.

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

As of April 30, 2025, the estimated amount of our unsatisfied bonded performance obligations, covering all of our subsidiaries, was approximately $0.6 billion. In addition, as of April 30, 2025, the outstanding amount of bonds covering other risks, including warranty obligations and contract payment retentions related to completed activities, was $45.7 million.

When sufficient information about claims related to performance on projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such losses. As our subsidiaries are wholly owned, any actual liability related to contract performance is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. Any amounts that we may be required to pay in excess of the estimated costs to complete contracts in progress as of April 30, 2025 are not estimable.

Solar Energy Project Investments

We make investments in limited liability companies that make equity investments in solar energy projects that are eligible to receive energy tax credits, for which we have received substantially all of the income tax benefits associated with those investments. During the three months ended April 30, 2025, we did not make any cash payments to any solar tax credit entities. As of April 30, 2025, we have $11.5 million remaining of cash investment commitments related to a solar fund, which we expect to fulfill in Fiscal 2026. It is likely that we will evaluate opportunities to make other solar energy investments in the future.

Development Financing

We selectively participate in power plant project development and related financing activities 1) to maintain a proprietary pipeline for future EPC services contract opportunities, 2) to secure exclusive rights to EPC contracts, and 3) to generate profits through interest income and project development success fees.

In Fiscal 2025, we funded a loan to a special purpose entity in the amount of $5.0 million to support the development phase of a natural gas-fired power plant, which remains outstanding as of April 30, 2025. We may enter into other support arrangements in the future in connection with power plant development opportunities when they arise and when we are confident that providing early financial support for the projects will lead to the award of the corresponding EPC contracts to us.

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

The following table presents the determinations of EBITDA for the three months ended April 30, 2025 and 2024, respectively (amounts in thousands).

	Three Months Ended
	April 30,
	2025	2024
Net income, as reported	$22,550	$7,882
Income tax expense	7,236	3,431
Depreciation	415	480
Amortization of intangible assets	98	97
EBITDA	$30,299	$11,890

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report filed with the SEC on March 27, 2025.

Recently Issued Accounting Pronouncements

See Note 1 to the accompanying condensed consolidated financial statements for discussion on recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the three months ended April 30, 2025.

For a broader discussion of the Company’s exposure to market risks, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of April 30, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to the Company and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure in the reports.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 9 to the accompanying condensed consolidated financial statements for discussion of the status of a specific legal proceeding as of April 30, 2025. In the normal course of business, we may have pending claims and legal proceedings. It is our opinion, based on information available at this time, that any current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized management to repurchase shares of our common stock in the open market, through investment banking institutions, privately-negotiated transactions, or direct purchases pursuant to a share repurchase program (the “Share Repurchase Plan”). On April 10, 2025, the board of directors increased the total authorization under the Share Repurchase Plan by $25 million, bringing the aggregate authorized amount to $150 million. The timing and amount of any repurchases will depend on market and business conditions, applicable legal and credit requirements, and other corporate considerations. In accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, and pursuant to the Share Repurchase Plan, we have permitted, and may in the future permit, the repurchase of our common stock during trading blackout periods by an investment banking firm or other institution acting as our agent under predetermined parameters.

Information related to our share repurchases for the three months ended April 30, 2025 follows:

				Approximate Dollar
			Total Number of	Value of Shares That May Yet
			Shares Purchased as Part	Be Purchased under the
	Total Number of	Average Price per	of Publicly Announced	Plans or Programs
Period	Shares Repurchased	Share Paid	Plans or Programs	(Dollars in Thousands)
February 1 - 28, 2025	—	$—	—	$22,495
March 1 - 31, 2025	—	$—	—	$22,495
April 1 - 30, 2025	99,786	$134.17	55,117	$40,647
Total	99,786		55,117

For the month ended April 30, 2025, we accepted 44,669 shares of our common stock at the average price per share of $146.41 for the exercise price and/or tax withholding in connection with stock option exercises and restricted stock unit settlements that occurred during the month.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

During the quarter ended April 30, 2025, no director or officer of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

ARGAN, INC.

June 4, 2025	By:	/s/ David H. Watson
David H. Watson
President and Chief Executive Officer

June 4, 2025	By:	/s/ Joshua S. Baugher
Joshua S. Baugher
Senior Vice President, Chief Financial Officer and
Treasurer