Form 10-Q
period 2025-07-31
ARGAN INC
filed 2025-09-04
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

July 31, 2025

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

Common stock, $0.15 par value: 13,811,575 shares as of August 29, 2025.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
REVENUES	$237,743	$227,015	$431,403	$384,697
Cost of revenues	193,476	195,910	350,273	335,648
GROSS PROFIT	44,267	31,105	81,130	49,049
Selling, general and administrative expenses	14,212	12,428	26,733	23,853
INCOME FROM OPERATIONS	30,055	18,677	54,397	25,196
Other income, net	5,581	5,604	11,025	10,398
INCOME BEFORE INCOME TAXES	35,636	24,281	65,422	35,594
Income tax expense	361	6,083	7,597	9,514
NET INCOME	35,275	18,198	57,825	26,080

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Foreign currency translation adjustments	(251)	(186)	3,370	(976)
Net unrealized (losses) gains on available-for-sale securities	(1,082)	1,459	1,598	490
COMPREHENSIVE INCOME	$33,942	$19,471	$62,793	$25,594

EARNINGS PER SHARE
Basic	$2.57	$1.36	$4.23	$1.96
Diluted	$2.50	$1.31	$4.09	$1.90

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	13,731	13,403	13,680	13,331
Diluted	14,131	13,880	14,122	13,727

CASH DIVIDENDS PER SHARE	$0.375	$0.300	$0.750	$0.600

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	July 31,	January 31,
	2025	2025
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$177,850	$145,263
Investments	394,340	379,874
Accounts receivable, net	179,155	175,808
Contract assets	23,741	28,430
Other current assets	53,698	51,925
TOTAL CURRENT ASSETS	828,784	781,300
Property, plant and equipment, net	15,714	14,463
Goodwill	28,033	28,033
Intangible assets, net	1,630	1,826
Deferred taxes, net	—	552
Right-of-use and other assets	8,543	10,053
TOTAL ASSETS	$882,704	$836,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$96,049	$97,297
Accrued expenses	71,453	83,319
Contract liabilities	316,820	299,241
TOTAL CURRENT LIABILITIES	484,322	479,857
Deferred taxes, net	742	—
Noncurrent liabilities	4,464	4,513
TOTAL LIABILITIES	489,528	484,370

COMMITMENTS AND CONTINGENCIES (see Notes 8 and 9)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 15,828,289 shares issued; 13,811,575 and 13,634,214 shares outstanding at July 31, 2025 and January 31, 2025, respectively	2,374	2,374
Additional paid-in capital	166,616	168,966
Retained earnings	340,276	292,698
Treasury stock, at cost – 2,016,714 and 2,194,075 shares at July 31, 2025 and January 31, 2025, respectively	(114,520)	(105,643)
Accumulated other comprehensive loss	(1,570)	(6,538)
TOTAL STOCKHOLDERS’ EQUITY	393,176	351,857
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$882,704	$836,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional			Accumulated Other
	Outstanding	Par	Paid-in	Retained	Treasury	Comprehensive	Total
	Shares	Value	Capital	Earnings	Stock	Loss	Stockholders' Equity
Balances, February 1, 2025	13,634,214	$2,374	$168,966	$292,698	$(105,643)	$(6,538)	$351,857
Net income	—	—	—	22,550	—	—	22,550
Foreign currency translation gain	—	—	—	—	—	3,621	3,621
Net unrealized gains on available-for-sale securities	—	—	—	—	—	2,680	2,680
Stock compensation expense	—	—	1,188	—	—	—	1,188
Stock option exercises and restricted stock unit settlements, net	59,472	—	(4,556)	—	(1,526)	—	(6,082)
Common stock repurchases	(55,117)	—	—	—	(6,849)	—	(6,849)
Cash dividends	—	—	—	(5,070)	—	—	(5,070)
Balances, April 30, 2025	13,638,569	$2,374	$165,598	$310,178	$(114,018)	$(237)	$363,895
Net income	—	—	—	35,275	—	—	35,275
Foreign currency translation loss	—	—	—	—	—	(251)	(251)
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(1,082)	(1,082)
Stock compensation expense	—	—	2,265	—	—	—	2,265
Stock option exercises and restricted stock unit settlements, net	174,006	—	(1,247)	—	(303)	—	(1,550)
Common stock repurchases	(1,000)	—	—	—	(199)	—	(199)
Cash dividends	—	—	—	(5,177)	—	—	(5,177)
Balances, July 31, 2025	13,811,575	$2,374	$166,616	$340,276	$(114,520)	$(1,570)	$393,176

Balances, February 1, 2024	13,242,520	$2,374	$164,183	$225,507	$(97,528)	$(3,597)	$290,939
Net income	—	—	—	7,882	—	—	7,882
Foreign currency translation loss	—	—	—	—	—	(790)	(790)
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(969)	(969)
Stock compensation expense	—	—	1,211	—	—	—	1,211
Stock option exercises and restricted stock unit settlements, net	113,260	—	(893)	—	(13)	—	(906)
Common stock repurchases	(5,600)	—	—	—	(187)	—	(187)
Cash dividends	—	—	—	(4,025)	—	—	(4,025)
Balances, April 30, 2024	13,350,180	$2,374	$164,501	$229,364	$(97,728)	$(5,356)	$293,155
Net income	—	—	—	18,198	—	—	18,198
Foreign currency translation loss	—	—	—	—	—	(186)	(186)
Net unrealized gains on available-for-sale securities	—	—	—	—	—	1,459	1,459
Stock compensation expense	—	—	1,004	—	—	—	1,004
Stock option exercises and restricted stock unit settlements, net	147,370	—	397	—	(1,916)	—	(1,519)
Cash dividends	—	—	—	(4,043)	—	—	(4,043)
Balances, July 31, 2024	13,497,550	$2,374	$165,902	$243,519	$(99,644)	$(4,083)	$308,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57,825	$26,080
Adjustments to reconcile net income to net cash provided by operating activities
Stock compensation expense	3,453	2,215
Right-of-use asset amortization	2,151	1,415
Depreciation	906	943
Changes in accrued interest on investments	538	2,716
Deferred income tax expense	767	469
Other	(1,034)	1,190
Changes in operating assets and liabilities
Accounts receivable	(3,226)	(48,492)
Contract assets	4,689	2,103
Other assets	(1,731)	(10,661)
Accounts payable and accrued expenses	(12,022)	40,521
Contract liabilities	17,579	72,682
Net cash provided by operating activities	69,895	91,181

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(25,000)	(57,500)
Maturities of short-term investments	80,000	95,000
Purchases of available-for-sale securities	(92,164)	(85,309)
Maturities of available-for-sale securities	25,000	9,230
Purchases of property, plant and equipment	(2,089)	(2,671)
Investments in solar energy projects	—	(3,312)
Net cash used in investing activities	(14,253)	(44,562)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchases	(7,048)	(187)
Payments of cash dividends	(10,247)	(8,068)
Settlements of share-based awards, net of withholding taxes paid	(7,632)	(2,425)
Net cash used in financing activities	(24,927)	(10,680)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	1,872	(286)
NET INCREASE IN CASH AND CASH EQUIVALENTS	32,587	35,653
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	145,263	197,032
CASH AND CASH EQUIVALENTS, END OF PERIOD	$177,850	$232,685

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets obtained in exchange for lease obligations	$2,147	$1,531
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds	$8,034	$9,138
Cash paid for operating leases	$2,070	$1,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2025

(Tabular dollar amounts in thousands, except per share data)

(Unaudited)

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Argan, Inc. (“Argan”) conducts operations through its wholly-owned subsidiaries across three distinct reportable business segments: Power Industry Services, Industrial Construction Services, and Telecommunication Infrastructure Services. Argan and these consolidated subsidiaries are hereinafter collectively referred to as the “Company.”

Through the Power Industry Services segment, the Company provides a full range of engineering, procurement, construction, commissioning, maintenance, project development, and technical consulting services to the power generation market. The customers include primarily independent power producers, public utilities, power plant equipment suppliers and other commercial firms with significant power requirements. Customer projects are located in the United States (the “U.S.”), the Republic of Ireland (“Ireland”) and the United Kingdom (the “U.K.”). The Company’s Industrial Construction Services segment provides on-site services that support new plant construction and additions, maintenance turnarounds, shutdowns and emergency mobilizations for industrial operations primarily located in the Southeast region of the U.S. and that may include the fabrication, delivery and installation of steel components such as piping systems and pressure vessels. The Company’s Telecommunications Infrastructure Services segment provides telecommunications project management, construction, installation, maintenance, repair and response services to commercial, local and federal government customers primarily in the Mid-Atlantic region of the U.S.

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

The Company’s fiscal year ends on January 31 each year. The condensed consolidated balance sheet as of July 31, 2025, the condensed consolidated statements of earnings and stockholders’ equity for the three and six months ended July 31, 2025 and 2024, and the condensed consolidated statements of cash flows for the six months ended July 31, 2025 and 2024 are unaudited. The condensed consolidated balance sheet as of January 31, 2025 has been derived from audited consolidated financial statements. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto, and the independent registered public accounting firm’s report thereon, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (“Fiscal 2025”).

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary for a fair statement of the financial position of the Company as of July 31, 2025, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

NOTE 2 – REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenues

The following table presents consolidated revenues for the three and six months ended July 31, 2025 and 2024, disaggregated by the geographic area where the corresponding projects were located:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
United States	$214,195	$195,249	$395,301	$319,580
Republic of Ireland	17,244	28,167	27,132	57,058
United Kingdom	6,304	3,599	8,970	8,059
Consolidated revenues	$237,743	$227,015	$431,403	$384,697

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

Contract Assets and Liabilities

During the six months ended July 31, 2025 and 2024, there were no material unusual or one-time adjustments to contract assets or contract liabilities balances. The Company recognized the following revenues that were included in the contract liabilities balances at the beginning of the respective period:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenues recognized from contract liabilities	$143,116	$90,874	$244,884	$131,229

Contract retentions are billed amounts which, pursuant to the terms of the applicable contract, are not paid by customers until a defined phase of a contract or project has been completed and accepted. These retained amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. The amounts retained by project owners and other customers under construction contracts at July 31, 2025 and January 31, 2025 were $26.6 million and $15.8 million, respectively.

Variable Consideration

Variable consideration includes unapproved change orders where the Company has project-owner directive for additional work or other scope changes, but has not yet obtained approval for the associated price or the corresponding additional effort. These amounts are included in the transaction price when it is considered probable that the applicable costs, including those for additional effort, will be recovered through a modification to the contract price. At July 31, 2025 and January 31, 2025, the aggregate amounts of contract variations, which primarily related to an overseas project and were included in the corresponding transaction prices pending customer approvals, were $10.2 million and $8.0 million, respectively.

Remaining Unsatisfied Performance Obligations (“RUPO”)

At July 31, 2025, the Company had RUPO of $2.0 billion. The largest portion of RUPO at any date usually relates to engineering, procurement and construction (“EPC”) services and other construction contracts with typical performance durations of one to four years. The Company estimates that approximately 26% of the RUPO amount at July 31, 2025 will be included in the amount of consolidated revenues that will be recognized during the remainder of the year ending January 31, 2026 (“Fiscal 2026”). Most of the remaining amount of the RUPO amount at July 31, 2025 is expected to be recognized in revenues during the fiscal years ending January 31, 2027 (“Fiscal 2027”), 2028 (“Fiscal 2028”) and 2029 (“Fiscal 2029”).

It is important to note that estimates may be changed in the future and that cancellations, deferrals or scope adjustments may occur related to work included in the amount of RUPO at July 31, 2025. Accordingly, RUPO may be adjusted to reflect project delays and cancellations, revisions to project scope and cost and foreign currency exchange fluctuations, or to revise estimates, as effects become known. Such adjustments to RUPO may materially reduce future revenues below Company estimates.

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash Equivalents

At July 31, 2025 and January 31, 2025, certain amounts of cash equivalents were invested in a money market fund with assets invested in high-quality money market instruments, including U.S. Treasury obligations; obligations of U.S. government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by such obligations. The balances of accrued dividends at July 31, 2025 and January 31, 2025 were $0.3 million and $0.3 million, respectively.

Investments

The Company’s investments consisted of the following as of July 31, 2025 and January 31, 2025:

	July 31,	January 31,
	2025	2025
Short-term investments	$97,676	$153,129
Available-for-sale securities	296,664	226,745
Total investments	$394,340	$379,874

Short-Term Investments

Short-term investments as of July 31, 2025 and January 31, 2025 consisted solely of CDs with initial maturities of one year or less purchased from Bank of America, N.A. (the “Bank”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest. The balances of accrued interest on the CDs at July 31, 2025 and January 31, 2025 were $2.7 million and $3.1 million, respectively.

Available-For-Sale Securities

The Company’s available-for-sale (“AFS”) securities consisted of the following amounts of amortized cost, allowance for credit losses, gross unrealized gains and losses and estimated fair value by contractual maturity as of July 31, 2025 and January 31, 2025:

	July 31, 2025
		Allowance for	Gross	Gross	Estimated
	Amortized	Credit	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Losses	Value
U.S. Treasury notes:
Due within one year	$60,809	$—	$33	$38	$60,804
Due in one to three years	69,085	—	661	10	69,736
Due in three to five years	165,059	—	1,534	469	166,124
Totals	$294,953	$—	$2,228	$517	$296,664

	January 31, 2025
		Allowance for	Gross	Gross	Estimated
	Amortized	Credit	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Losses	Value
U.S. Treasury notes:
Due within one year	$50,676	$—	$126	$7	$50,795
Due in one to three years	84,881	—	381	105	85,157
Due in three to five years	91,599	—	124	930	90,793
Totals	$227,156	$—	$631	$1,042	$226,745

As of July 31, 2025 and January 31, 2025, interest receivable in the amounts of $2.5 million and $2.1 million were included in the balances of AFS securities. For the three and six months ended July 31, 2025 and 2024, there were no sales of the Company’s AFS securities and, therefore, there were no amounts of gains or losses reclassified out of other comprehensive income into net income.

The Company does not believe the unrealized losses represent credit losses based on the evaluation of evidence as of July 31, 2025, which includes an assessment of whether it is more likely than not the Company will be required to sell or intends to sell the investments before recovery of their corresponding amortized cost bases.

Earnings on Cash and Invested Funds

The Company earns interest and dividends on its cash equivalents and invested funds. The Company also earns interest on most of its cash balances. Earnings on invested funds and cash account balances for the three and six months ended July 31, 2025 were $5.5 million and $11.0 million, respectively, and they were $5.3 million and $10.1 million for the three and six months ended July 31, 2024, respectively. Earnings on investments are included in other income, net, in the condensed consolidated statements of earnings.

At July 31, 2025 and January 31, 2025, the weighted average annual yields of the Company’s outstanding invested funds and interest-bearing cash account balances were 4.0% and 4.1%, respectively.

Concentration Risk

The Company has a substantial portion of its cash on deposit in the U.S. with the Bank or invested in CDs purchased from the Bank. In addition, the Company has cash invested in a money market fund at a separate institution. The Company also maintains certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of foreign operations. As of July 31, 2025 and January 31, 2025, approximately 8% and 1%, respectively, of the Company’s cash, cash equivalents, and investments were held by foreign subsidiaries in Ireland and the U.K. Management does not believe that the combined amount of the CDs and the cash deposited with the Bank, cash invested in the money market fund, and cash balances maintained at financial institutions in Ireland and the U.K., in excess of government-insured levels, represent material risks.

NOTE 4 – FAIR VALUE MEASUREMENTS

The following table presents the Company’s financial instruments as of July 31, 2025 and January 31, 2025 that are measured and recorded at fair value on a recurring basis:

	July 31, 2025			January 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	Inputs	Inputs	Inputs	Inputs	Inputs	Inputs
Cash equivalents:
Money market fund	$89,807	$—	$—	$93,067	$—	$—
Available-for-sale securities:
U.S. Treasury notes	—	296,664	—	—	226,745	—
Totals	$89,807	$296,664	$—	$93,067	$226,745	$—

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable includes amounts that have been billed and amounts that are billable to customers. As of July 31, 2025, there were billable amounts related to an overseas project in the total amount of $24.7 million, including the expected refund of the letter of credit draw identified in Note 9.

The amounts of the provision for credit losses for the three and six months ended July 31, 2025 were insignificant. The amount of the provision for credit losses for the three and six months ended July 31, 2024 was $0.5 million. The allowance for credit losses at July 31, 2025 and January 31, 2025 was $1.8 million and $1.9 million, respectively.

NOTE 6 – INTANGIBLE ASSETS

The goodwill balances related primarily to the Power Industry Services and Industrial Construction Services segments were $18.5 million and $9.5 million, respectively, at both July 31, 2025 and January 31, 2025. Management does not believe that any events or circumstances occurred or arose since January 31, 2025, that required an updated assessment of the goodwill balances.

The Company’s intangible assets, other than goodwill, relate primarily to the Industrial Construction Services segment and consisted of the following as of July 31, 2025 and January 31, 2025:

		July 31, 2025			January 31, 2025
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Amounts	Amortization	Amounts	Amounts	Amortization	Amounts
Trade name	15 years	$4,499	$2,899	$1,600	$4,499	$2,749	$1,750
Customer relationships	10 years	916	886	30	916	840	76
Totals		$5,415	$3,785	$1,630	$5,415	$3,589	$1,826

There were no additions to intangible assets during the three and six months ended July 31, 2025 and 2024, nor were there any impairment losses related to intangible assets during these periods. Amortization expense related to intangible assets for the three and six months ended July 31, 2025 was $0.1 million and $0.2 million, respectively, and was $0.1 million and $0.2 million for the three and six months ended July 31, 2024, respectively.

The following is a schedule of future amounts of amortization related to purchased intangibles:

Amortization
Years Ending January 31,	Expense
2026 (remainder)	$180
2027	300
2028	300
2029	300
2030	300
Thereafter	250
Total	$1,630

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

At July 31, 2025 and January 31, 2025, the Company did not have any borrowings outstanding under the Credit Agreement. However, the Bank has issued a letter of credit in the total outstanding amount of $0.3 million at July 31, 2025. At January 31, 2025, there were no outstanding letters of credit issued under the credit facilities.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement requires that the Company comply with certain financial covenants at its fiscal year-end and at each fiscal quarter-end. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of July 31, 2025, the Company was in compliance with the covenants and other requirements of the Credit Agreement.

NOTE 8 – COMMITMENTS

As of July 31, 2025, the estimated amount of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, was approximately $0.6 billion. As of July 31, 2025, the outstanding amount of bonds covering other risks, including warranty obligations and contract payment retentions related to completed activities, was $61.2 million.

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

In March 2025, a U.K. subsidiary of the Company sued EP NI Energy Limited and EP UK Investment Limited (together referred to as “EP”) in the High Court of Justice, Business and Property Courts of England and Wales for EP’s breach of contract and failure to remedy various events which negatively impacted the schedule and costs of an overseas project, resulting in EP receiving the benefits of the construction efforts of the Company’s U.K. subsidiary and the corresponding progress on the project without making payments to which the Company’s U.K. subsidiary was contractually entitled. As previously disclosed, the Company’s U.K. subsidiary provided the project owner notice to terminate as a result of project owner breaches of the contract. Those breaches were not resolved, as a result of which the contract terminated on May 3, 2024. Subsequently, the project owner made a draw for the full amount of a $9.7 million irrevocable letter of credit, or on-demand performance bond, issued by the Company’s bank. The Company believes the project owner improperly initiated the draw on the bond and, therefore, the amount should be refunded. This amount is included in accounts receivable as of July 31, 2025. The Company’s U.K. subsidiary has significant billable receivables, unresolved contract variations and claims for extensions of time, among other issues, related to the overseas project. The project owner has asserted counterclaims that the Company’s U.K. subsidiary disputes. The Company’s U.K. subsidiary will vigorously assert its rights and claims in order to recover its lost value and collect any remaining monies owed.

NOTE 10 – STOCK-BASED COMPENSATION

Stock-based compensation expense amounts for the three and six months ended July 31, 2025 were $2.3 million and $3.5 million, respectively, and they were $1.0 million and $2.2 million for the three and six months ended July 31, 2024, respectively. At July 31, 2025, there was $10.2 million in unrecognized compensation costs related to outstanding stock awards that the Company expects to recognize over the next three years.

During the six months ended July 31, 2025, the Company awarded performance-based restricted stock units covering a target of 5,500 shares of common stock, earnings per share performance-based restricted stock units covering a target of 16,450 shares of common stock, renewable energy performance-based restricted stock units covering a target of 2,500 shares of common stock, and time-based restricted stock units covering 32,350 shares of common stock. The number of shares of common stock to be issued under certain awards may exceed the number of target shares if certain performance goals are exceeded. The changes in the maximum number of shares of common stock issuable pursuant to outstanding restricted stock units for the six months ended July 31, 2025 are presented below (shares in thousands):

		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Outstanding, February 1, 2025	271	$32.69
Granted	84	$86.60
Issued	(99)	$30.49
Outstanding, July 31, 2025	256	$51.22

During the six months ended July 31, 2025, the Company awarded nonqualified stock options to purchase 4,000 shares of common stock at a weighted-average exercise price per share of $148.72. During the six months ended July 31, 2025, nonqualified stock options to purchase 230,433 shares of common stock were exercised at a weighted-average exercise price per share of $47.67. As of July 31, 2025, there were 223,067 nonqualified stock options outstanding.

Shares Withheld and Treasury Stock

For the six months ended July 31, 2025 and 2024, the Company used 233,478 shares and 260,630 shares of treasury stock, respectively, to settle stock option exercises and other share-based awards. For the six months ended July 31, 2025, the Company accepted 95,977 shares of common stock at the average price per share of $194.00 for the exercise price and/or tax withholding in connection with stock option exercises and other share-based award settlements. For the six months ended July 31, 2024, the Company accepted 417,431 shares of common stock at the average price per share of $68.04 for the exercise price and/or tax withholding in connection with stock option exercises and other share-based award settlements.

NOTE 11 – INCOME TAXES

The Company’s income tax amounts for the six months ended July 31, 2025 and 2024 differed from corresponding amounts computed by applying the federal corporate income tax rate of 21% to the income before income taxes for the periods as presented below:

	Six Months Ended July 31,
	2025	2024
U.S. statutory federal income tax expense	$13,739	$7,475
Difference resulting from:
State income taxes, net of federal tax effect	1,253	1,186
Unrecognized tax loss benefit	—	961
Executive compensation limitation	792	404
Stock-based compensation windfall	(7,994)	(531)
Other permanent differences and adjustments, net	(193)	19
Income tax expense	$7,597	$9,514

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. The legislation includes several changes to U.S. federal income tax law that generally allow for more favorable deductibility of certain business expenses beginning in calendar year 2025, including the restoration of immediate expensing for domestic research and development expenditures and the reinstatement of 100% bonus depreciation for qualified property. The OBBBA also includes certain modifications to the U.S. taxation of foreign activity, including changes to rules governing foreign tax credits, Global Intangible Low-Taxed Income (“GILTI”), Foreign-Derived Intangible Income (“FDII”), and the Base Erosion and Anti-Abuse Tax (“BEAT”), among other changes. Most of these modifications to the U.S. taxation of foreign activity are generally effective for tax years beginning after December 31, 2025.

Certain benefits from the OBBBA, such as deducting previously capitalized domestic research and development expenditures, are included in the income tax expense for the three and six months ended July 31, 2025. The Company is currently evaluating the impact on future periods. The Company does not expect the impact of the OBBBA to be material.

Net Operating Loss (“NOL”) Carryback

The tax changes enacted by the Coronavirus, Aid, Relief and Economic Security Act signed into law in March 2020 (the “CARES Act”) included re-establishing a carryback period for certain losses to five years. The NOLs eligible for carryback under the CARES Act included the Company’s domestic loss for the year ended January 31, 2020 (“Fiscal 2020”), which was approximately $39.5 million. The Company made the appropriate filing during the year ended January 31, 2021 with the Internal Revenue Service (the “IRS”) requesting carryback refunds of income taxes paid for the years ended January 31, 2016 (“Fiscal 2016”) and 2015 (“Fiscal 2015”) in the approximate total amount of $12.7 million, which is included in income tax refunds receivable along with related accrued interest. At the instruction of the IRS, the Company filed amended income tax returns for Fiscal 2016 and Fiscal 2015 during the year ended January 31, 2024. The bad debt deduction that generated the majority of the domestic NOL during Fiscal 2020 is under examination by the IRS. As of July 31, 2025, the IRS had not completed the examination and approval process for the Company’s amended tax returns and refund request.

Research and Development Tax Credits

During the year ended January 31, 2023, the Company filed amended federal income tax returns for the year ended January 31, 2022 (“Fiscal 2022”) and for the year ended January 31, 2021 (“Fiscal 2021”) that included research and development tax credits in the total amount of $5.8 million, which was netted with a provision for uncertain tax return positions in the amount of $2.4 million. In May 2023, the Company received notification that these amended federal income tax returns were selected for examination. In July 2025, the IRS concluded its examination of the Company’s amended federal income tax returns for Fiscal 2021 and Fiscal 2022 and issued its final revenue agents report that disallowed in full the research and development tax credits claimed by the Company for those periods. In August 2025, the Company began the formal process of challenging the IRS’s findings. The Company intends to contest the disallowance and believes it has substantial authority supporting its position. In addition, soon after the IRS issued its final revenue agents report in July 2025, the Company filed a notice of claim under its corresponding tax liability insurance policy, seeking recovery related to the disallowed research and development tax credits reported in the amended returns. The claim is currently under review by the insurance provider.

Income Tax Refunds

As of July 31, 2025 and January 31, 2025, the balances of other current assets in the condensed consolidated balance sheet included income tax refunds receivable, related accrued interest, and prepaid income taxes in the total amount of approximately $33.6 million and $30.9 million, respectively. The income tax refunds include the amounts expected to be received from the IRS upon its review and approval of the Company’s NOL carryback refund request and the completion of its examination of the amended tax returns for Fiscal 2022 and Fiscal 2021 as described above.

Income Tax Returns

The Company is subject to federal and state income taxes in the U.S., and income taxes in Ireland and the U.K. Tax treatments within each jurisdiction are subject to the interpretation of the related tax laws and regulations which require significant judgments to apply. The Company is no longer subject to income tax examinations by authorities for its fiscal years ended on or before January 31, 2021, except for those matters described above and several notable exceptions, including Ireland, the U.K. and several states where the open periods are one year longer.

Solar Energy Projects

The Company holds equity investments in Solar Tax Credit (“STC”) investments. Primarily, the STC investments are structured as limited liability companies that invest in solar energy projects that are eligible to receive energy tax credits. As of July 31, 2025, the Company had $11.5 million of remaining cash investment commitments related to its STC investments, which the Company paid in August 2025. At July 31, 2025 and January 31, 2025, the investment accounts balances were $3.2 million and $4.6 million, respectively, which are included in other assets in the condensed consolidated balance sheets.

The Company has elected to use the proportional amortization method (“PAM”) for STC investments that qualify. For the Company’s STC investments that qualify for PAM, the Company recognized $0.8 million and $1.5 million of income tax credits and other income tax benefits during the three and six months ended July 31, 2025, respectively. For the six months ended July 31, 2024, the Company recognized $0.7 million of income tax credits and other income tax benefits. For the three months ended July 31, 2024, the income tax credits and other income tax benefits recognized were not material. For the three and six months ended July 31, 2025, the Company recorded amortization related to STC investments of $0.7 million and $1.4 million, respectively. For the six months ended July 31, 2024, the Company recorded amortization related to STC investments of $0.7 million. For the three months ended July 31, 2024, the recorded amount of STC investment amortization was immaterial. The amount of non-income tax related activity and other returns related to the STC investments that qualify for PAM were not material for the three and six months ended July 31, 2025 and 2024.

For the three and six months ended July 31, 2025 and 2024, the Company’s share of activity from its STC investments that do not qualify for PAM was not material.

NOTE 12 – EARNINGS PER SHARE

Potentially dilutive securities include stock options and restricted stock units. Diluted earnings per share include only securities that are actually dilutive. Basic and diluted earnings per share are computed as follows (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net income	$35,275	$18,198	$57,825	$26,080

Weighted average shares outstanding – basic	13,731	13,403	13,680	13,331
Effect of stock awards	400	477	442	396
Weighted average shares outstanding – diluted	14,131	13,880	14,122	13,727

Earnings per share
Basic	$2.57	$1.36	$4.23	$1.96
Diluted	$2.50	$1.31	$4.09	$1.90

Anti-dilutive securities not included	—	75	2	209

NOTE 13 – STOCKHOLDERS’ EQUITY

During the six months ended July 31, 2025 and during Fiscal 2025, the Company paid dividends to stockholders as follows:

Record Date	Payment Date	Amount Per Share
July 23, 2025	July 31, 2025	$0.375
April 22, 2025	April 30, 2025	0.375
January 23, 2025	January 31, 2025	0.375
October 23, 2024	October 31, 2024	0.375
July 23, 2024	July 31, 2024	0.300
April 22, 2024	April 30, 2024	0.300

On April 10, 2025, the board of directors increased the total authorization to repurchase shares of the Company’s common stock by $25 million, bringing the aggregate authorized amount to $150 million. Pursuant to its established program and authorizations provided by Argan’s board of directors, the Company repurchased shares of its common stock during the six months ended July 31, 2025 and 2024 and added the shares to treasury stock. During these periods, the Company repurchased 56,117 shares and 5,600 shares of common stock, all on the open market, for aggregate prices of approximately $7.0 million, or $125.60 per share, and $0.3 million, or $44.87 per share, respectively.

NOTE 14 – CUSTOMER CONCENTRATIONS

The majority of the Company’s consolidated revenues relate to performance by the Power Industry Services segment. The following schedule presents the percentage of consolidated revenues for each reportable segment for the respective periods:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Power Industry Services	82.8%	76.5%	82.8%	73.8%
Industrial Construction Services	15.2	21.9	15.1	24.3
Telecommunications Infrastructure Services	2.0	1.6	2.1	1.9

The Company’s most significant customer relationships for the three months ended July 31, 2025 included three Power Industry Services customers, which accounted for 30%, 17% and 13% of consolidated revenues. The Company’s most significant customer relationships for the three months ended July 31, 2024 included three Power Industry Services customers, which accounted for 27%, 14%, and 12% of consolidated revenues. The Company’s most significant customer relationships for the six months ended July 31, 2025 included two Power Industry Services customers, which accounted for 27% and 23% of consolidated revenues. The Company’s most significant customer relationships for the six months ended July 31, 2024 included three Power Industry Services customers, which accounted for 28%, 13%, and 10% of consolidated revenues.

The accounts receivable balances from three major customers represented 29%, 23%, and 14% of the corresponding consolidated balance as of July 31, 2025. The accounts receivable balances from four major customers represented 22%, 16%, 13%, and 10% of the corresponding consolidated balance as of January 31, 2025.

The contract asset balances attributable to four major customers represented 33%, 15%, 11%, and 10% of the corresponding consolidated balance as of July 31, 2025, and the contract asset balances attributable to four major customers represented 26%, 15%, 15% and 13% of the corresponding consolidated balance as of January 31, 2025.

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

Intersegment revenues and the related cost of revenues are netted against the corresponding amounts of the segment receiving the intersegment services. For the six months ended July 31, 2025, intersegment revenues were $1.9 million. The amount of intersegment revenues for the three months ended July 31, 2025 was insignificant. For the three and six months ended July 31, 2024, intersegment revenues were $1.4 million and $1.4 million, respectively. Intersegment revenues for the aforementioned periods related to services provided by the Industrial Construction Services segment to the Power Industry Services segment and were based on prices negotiated by the parties.

Summarized below are certain operating results and financial position data of the Company’s reportable segments for the three and six months ended July 31, 2025 and 2024. Selling, general and administrative expenses include compensation and benefits expenses, professional fees, information technology expenses, insurance premiums, rent expense, business development expenses, amortization and depreciation. Other income, net, primarily includes earnings on invested funds. The “Other” column in each summary includes the Company’s corporate expenses.

Three Months Ended	Power	Industrial	Telecom
July 31, 2025	Services	Services	Services	Other	Totals
Revenues	$196,948	$36,065	$4,730	$—	$237,743
Cost of revenues	158,370	31,542	3,564	—	193,476
Gross profit	38,578	4,523	1,166	—	44,267
Selling, general and administrative expenses	7,744	1,838	913	3,717	14,212
Income (loss) from operations	30,834	2,685	253	(3,717)	30,055
Other income, net	4,422	1	11	1,147	5,581
Income (loss) before income taxes	$35,256	$2,686	$264	$(2,570)	35,636
Income tax expense					361
Net income					$35,275

Amortization of intangibles	$—	$98	$—	$—	$98
Depreciation	223	163	96	9	491
Property, plant and equipment additions	914	753	18	9	1,694

Current assets	$656,368	$52,060	$4,769	$115,587	$828,784
Current liabilities	451,599	26,758	3,964	2,001	484,322
Goodwill	18,476	9,467	90	—	28,033
Total assets	690,653	68,338	7,353	116,360	882,704

Three Months Ended	Power	Industrial	Telecom
July 31, 2024	Services	Services	Services	Other	Totals
Revenues	$173,760	$49,642	$3,613	$—	$227,015
Cost of revenues	150,233	43,200	2,477	—	195,910
Gross profit	23,527	6,442	1,136	—	31,105
Selling, general and administrative expenses	7,192	1,965	669	2,602	12,428
Income (loss) from operations	16,335	4,477	467	(2,602)	18,677
Other income, net	4,707	—	3	894	5,604
Income (loss) before income taxes	$21,042	$4,477	$470	$(1,708)	24,281
Income tax expense					6,083
Net income					$18,198

Amortization of intangibles	$—	$98	$—	$—	$98
Depreciation	148	210	104	1	463
Property, plant and equipment additions	1,947	241	161	—	2,349

Current assets	$476,912	$55,175	$4,405	$138,462	$674,954
Current liabilities	384,477	27,817	1,331	1,502	415,127
Goodwill	18,476	9,467	90	—	28,033
Total assets	506,365	71,787	7,041	141,381	726,574

Six Months Ended	Power	Industrial	Telecom
July 31, 2025	Services	Services	Services	Other	Totals
Revenues	$357,304	$65,249	$8,850	$—	$431,403
Cost of revenues	285,756	57,575	6,942	—	350,273
Gross profit	71,548	7,674	1,908	—	81,130
Selling, general and administrative expenses	14,530	3,450	1,831	6,922	26,733
Income (loss) from operations	57,018	4,224	77	(6,922)	54,397
Other income, net	8,794	1	43	2,187	11,025
Income (loss) before income taxes	$65,812	$4,225	$120	$(4,735)	65,422
Income tax expense					7,597
Net income					$57,825

Amortization of intangibles	$—	$196	$—	$—	$196
Depreciation	383	323	188	12	906
Property, plant and equipment additions	1,129	765	106	89	2,089

Six Months Ended	Power	Industrial	Telecom
July 31, 2024	Services	Services	Services	Other	Totals
Revenues	$284,026	$93,341	$7,330	$—	$384,697
Cost of revenues	249,225	81,079	5,344	—	335,648
Gross profit	34,801	12,262	1,986	—	49,049
Selling, general and administrative expenses	13,320	3,838	1,279	5,416	23,853
Income (loss) from operations	21,481	8,424	707	(5,416)	25,196
Other income, net	8,768	1	3	1,626	10,398
Income (loss) before income taxes	$30,249	$8,425	$710	$(3,790)	35,594
Income tax expense					9,514
Net income					$26,080

Amortization of intangibles	$—	$195	$—	$—	$195
Depreciation	285	455	201	2	943
Property, plant and equipment additions	2,219	273	179	—	2,671

NOTE 16 — SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Other current assets consisted of the following at July 31, 2025 and January 31, 2025:

	July 31,	January 31,
	2025	2025
Income tax refunds receivable and prepaid income taxes	$33,614	$30,881
Note receivable	4,608	5,023
Prepaid expenses	7,302	5,751
Raw materials inventory	1,256	320
Other	6,918	9,950
Total other current assets	$53,698	$51,925

Accrued expenses consisted of the following at July 31, 2025 and January 31, 2025:

	July 31,	January 31,
	2025	2025
Accrued project costs	$29,798	$31,620
Accrued compensation	20,854	29,772
Lease liabilities	2,378	2,710
Other	18,423	19,217
Total accrued expenses	$71,453	$83,319

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of July 31, 2025, and the results of their operations for the three and six month periods ended July 31, 2025 and 2024, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for Fiscal 2025 that was filed with the SEC on March 27, 2025 (the “Annual Report”).

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

Power Industry Services: This segment provides a full range of engineering, procurement, construction, commissioning, maintenance, project development and technical consulting services to the power generation market. The customers include primarily independent power producers, public utilities, power plant equipment suppliers and other commercial firms with significant power requirements. Customer projects are located in the U.S., Ireland and the U.K.

Industrial Construction Services: This segment primarily provides field services that support new plant construction and additions, maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the Southeast region of the U.S. and that may include the fabrication, delivery and installation of steel components such as piping systems and pressure vessels.

Telecommunications Infrastructure Services: This segment provides telecommunications project management, construction, installation, maintenance, repair and response services to commercial, local government and federal government customers primarily in the Mid-Atlantic region of the U.S.

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

Market Outlook

The majority of our consolidated revenues relate to performance in the U.S. by the Power Industry Services segment, which provides EPC services to design, build, and commission large-scale energy projects. In the U.S., electricity demand has reached its highest level in two decades, driven by the expansion of data centers supporting artificial intelligence technologies, the growing adoption of electric vehicles, and the reshoring of manufacturing activities. Keeping up with growing energy demand is further challenged by the aging fleet of traditional power facilities that are at or nearing the end of their operational lives. Throughout the U.S., the risk of electricity shortages grows as the retirement of traditional power plants outpaces their replacements. While renewable energy sources like solar and wind are expanding, they often cannot provide the same level of consistent, around-the-clock power generation as the retiring thermal plants. Natural gas-fired power plants are expected to remain a key component of future capacity additions due to their cost-effectiveness, reliability, and ability to support intermittent energy sources.

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

On July 4, 2025, the OBBBA was enacted into law. The legislation includes several changes to U.S. federal income tax law that generally allow for more favorable deductibility of certain business expenses beginning in calendar year 2025, including the restoration of immediate expensing for domestic research and development expenditures and the reinstatement of 100% bonus depreciation for qualified property. The OBBBA also includes certain modifications to the U.S. taxation of foreign activity, including changes to rules governing foreign tax credits, GILTI, FDII, and BEAT, among other changes. Most of these modifications to the U.S. taxation of foreign activity are generally effective for tax years beginning after December 31, 2025. Certain benefits from the OBBBA, such as deducting previously capitalized domestic research and development expenditures, are included in the income tax expense for the three and six months ended July 31, 2025. We are currently evaluating the impact on future periods. We do not expect the impact of the OBBBA to be material.

Project Backlog

At July 31, 2025 and January 31, 2025, our consolidated project backlog amounts of $2.0 billion and $1.4 billion, respectively, consisted substantially of projects within our Power Industry Services reporting segment.

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

We are committed to the construction of state-of-the-art, natural gas-fired power plants, as important elements of our country’s electricity-generation mix now and in the future. We target natural gas-fired power plants, renewable energy plants, energy storage, and industrial construction opportunities in the U.S., Ireland and the U.K. Our vision is to safely contribute to the construction of the energy infrastructure and state-of-the-art industrial facilities that are essential to future economic prosperity in the areas where we operate. We intend to realize this vision with motivated, creative, high-energy and customer-driven teams that are committed to delivering the best possible project results each and every time.

170 MW Thermal Project

In July 2025, we entered into an EPC services contract for the development of a power plant with a planned generation capacity of approximately 170 MW. The facility is located in County Meath, Ireland. Construction is expected to begin during the second half of Fiscal 2026, with an expected project completion date in calendar year 2028.

Sandow Lakes Power Station

In April 2025, we received a notice to proceed on an EPC services contract for a 1.2 GW combined-cycle natural gas-fired power plant in Lee County, Texas. Project activity commenced in the second quarter of Fiscal 2026. The project has an expected completion date in calendar year 2028.

Tarbert Next Generation Power Station

In January 2025, we entered into an EPC services contract for an approximately 300 MW biofuel power plant located in County Kerry, Ireland. The Tarbert Next Generation Power Station will run on 100% sustainable biofuels, specifically hydrotreated vegetable oil. Project activity commenced in the first quarter of Fiscal 2026. The project has an expected completion date towards the end of calendar year 2027.

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

Louisiana LNG Facility

In June 2024, we entered into a subcontract and received FNTP for the installation of five 90 MW gas turbines for the dedicated supply of power to a liquified natural gas (“LNG”) facility in Louisiana. This project, led by our Power Industry Services segment, was a collaboration with our Industrial Construction Services segment. The project was completed during the first half of Fiscal 2026.

405 MW Midwest Solar Project

In August 2024, we received FNTP on an EPC services contract to construct a utility-scale solar field in Illinois with the capacity to provide 405 MW of electrical power. Project completion is scheduled for the first half of Fiscal 2027.

Midwest Solar and Battery Projects

Between January and early May 2024, we received FNTPs for three state-of-the-art solar energy and battery energy storage facilities in Illinois. The three projects will cumulatively represent 160 MW of electrical power and 22 MW of energy storage. Two of these projects were completed in the fourth quarter of Fiscal 2025. Completion of the final project, which experienced certain regulatory delays, is expected within the first half of Fiscal 2027.

Trumbull Energy Center

In November 2022, we received FNTP on an EPC services contract for a 950 MW combined-cycle natural gas-fired power plant in Lordstown, Ohio. Project completion is scheduled for the first quarter of Fiscal 2027.

Industrial Construction Services Project Backlog

As of July 31, 2025, the Industrial Construction Services segment’s project backlog was approximately $189.0 million as compared to $53.2 million on January 31, 2025. During the six months ended July 31, 2025, the Industrial Construction Services segment added contracts to its project backlog related to an automotive plant, a data center, an aluminum rolling and recycling facility and water treatment plant, and facilities related to certain other industries.

Comparison of the Results of Operations for the Three Months Ended July 31, 2025 and 2024

The following schedule compares our operating results for the three months ended July 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
REVENUES
Power Industry Services	$196,948	$173,760	$23,188	13.3%
Industrial Construction Services	36,065	49,642	(13,577)	(27.3)
Telecommunications Infrastructure Services	4,730	3,613	1,117	30.9
Revenues	237,743	227,015	10,728	4.7
COST OF REVENUES
Power Industry Services	158,370	150,233	8,137	5.4
Industrial Construction Services	31,542	43,200	(11,658)	(27.0)
Telecommunications Infrastructure Services	3,564	2,477	1,087	43.9
Cost of revenues	193,476	195,910	(2,434)	(1.2)
GROSS PROFIT	44,267	31,105	13,162	42.3
Selling, general and administrative expenses	14,212	12,428	1,784	14.4
INCOME FROM OPERATIONS	30,055	18,677	11,378	60.9
Other income, net	5,581	5,604	(23)	(0.4)
INCOME BEFORE INCOME TAXES	35,636	24,281	11,355	46.8
Income tax expense	361	6,083	(5,722)	(94.1)
NET INCOME	$35,275	$18,198	$17,077	93.8%

DILUTED EARNINGS PER SHARE	$2.50	$1.31	$1.19	90.4%

Revenues

Power Industry Services

The revenues of the Power Industry Services business increased by 13.3%, or $23.1 million, to $196.9 million for the three months ended July 31, 2025 compared with revenues of $173.8 million for the three months ended July 31, 2024 as the quarterly construction activities increased for the 405 MW Midwest Solar Project and the 700 MW Combined-Cycle Project. The increase in revenues between quarters was partially offset by decreased construction activities associated with the Midwest Solar and Battery Projects, the Trumbull Energy Center, the Louisiana LNG Facility, the Shannonbridge Power Project, and the ESB FlexGen Peaker Plants, as those projects have partially or fully concluded. The revenues of this business segment represented approximately 82.8% of consolidated revenues for the quarter ended July 31, 2025 and 76.5% of consolidated revenues for the corresponding prior year quarter.

The primary drivers for this segment’s revenues for the three months ended July 31, 2024, were the construction of the Midwest Solar and Battery Projects, the Trumbull Energy Center, the 405 MW Midwest Solar Project and the Louisiana LNG Facility.

Industrial Construction Services

The revenues of Industrial Construction Services decreased by $13.5 million, or 27.3%, to $36.1 million for the three months ended July 31, 2025 compared to revenues of $49.6 million for the three months ended July 31, 2024, as the amounts of field services construction activities and vessel fabrication work decreased between periods. For the three months ended July 31, 2025 and 2024, the revenues of this segment represented 15.2% and 21.9% of consolidated revenues for the corresponding periods.

Telecommunications Infrastructure Services

The revenues of Telecommunications Infrastructure Services were $4.7 million for the three months ended July 31, 2025, compared with revenues of $3.6 million for the three months ended July 31, 2024.

Cost of Revenues

Cost of revenues were $193.5 million and $195.9 million for the three-month periods ended July 31, 2025 and 2024, respectively.

For the three-month period ended July 31, 2025, we reported a consolidated gross profit of approximately $44.3 million, which represented a gross profit percentage of approximately 18.6% of corresponding consolidated revenues. For the three-month period ended July 31, 2024, we reported a consolidated gross profit of approximately $31.1 million, which represented a gross profit percentage of approximately 13.7% of corresponding consolidated revenues. The gross profit percentage increased between periods primarily due to the changing mix of projects and contract types. The gross profit percentages of corresponding revenues for the Power Industry Services, Industrial Construction Services and the Telecommunications Infrastructure Services segments were 19.6%, 12.5% and 24.7%, respectively, for the quarter ended July 31, 2025. The gross profit percentages of corresponding revenues for the Power Industry Services, Industrial Construction Services and the Telecommunications Infrastructure Services segments were 13.5%, 13.0% and 31.4%, respectively, for the quarter ended July 31, 2024.

Selling, General and Administrative Expenses

These costs were $14.2 million and $12.4 million for the three months ended July 31, 2025 and 2024, respectively, and represented 6.0% and 5.5% of corresponding consolidated revenues, respectively.

Other Income, Net

For the three months ended July 31, 2025 and 2024, the net amounts of other income were $5.6 million and $5.6 million, respectively, which primarily reflected income earned during the period on investments, cash and cash equivalent balances.

Income Tax Expense

We recorded income tax expense for the three months ended July 31, 2025 in the net amount of approximately $0.4 million. Our effective income tax rate for the three months ended July 31, 2025 was 1.0%. This effective tax rate differed from the statutory federal tax rate of 21% due primarily to the favorable tax benefit resulting from stock option exercises during the period.

We recorded income tax expense for the three months ended July 31, 2024 in the net amount of approximately $6.1 million. Our effective income tax rate for the three months ended July 31, 2024 was 25.1%. This effective tax rate differed from the statutory federal tax rate of 21% due primarily to the typically unfavorable estimated effects of state income taxes and permanent differences.

Comparison of the Results of Operations for the Six Months Ended July 31, 2025 and 2024

The following schedule compares our operating results for the six months ended July 31, 2025 and 2024 (dollars in thousands):

	Six Months Ended July 31,
	2025	2024	$ Change	% Change
REVENUES
Power Industry Services	$357,304	$284,026	$73,278	25.8%
Industrial Construction Services	65,249	93,341	(28,092)	(30.1)
Telecommunications Infrastructure Services	8,850	7,330	1,520	20.7
Revenues	431,403	384,697	46,706	12.1
COST OF REVENUES
Power Industry Services	285,756	249,225	36,531	14.7
Industrial Construction Services	57,575	81,079	(23,504)	(29.0)
Telecommunications Infrastructure Services	6,942	5,344	1,598	29.9
Cost of revenues	350,273	335,648	14,625	4.4
GROSS PROFIT	81,130	49,049	32,081	65.4
Selling, general and administrative expenses	26,733	23,853	2,880	12.1
INCOME FROM OPERATIONS	54,397	25,196	29,201	115.9
Other income, net	11,025	10,398	627	6.0
INCOME BEFORE INCOME TAXES	65,422	35,594	29,828	83.8
Income tax expense	7,597	9,514	(1,917)	(20.1)
NET INCOME	$57,825	$26,080	$31,745	121.7%

DILUTED EARNINGS PER SHARE	$4.09	$1.90	$2.19	115.5%

Revenues

Power Industry Services

The revenues of the Power Industry Services segment increased by 25.8%, or $73.3 million, to $357.3 million for the six months ended July 31, 2025 compared with revenues of $284.0 million for the six months ended July 31, 2024 as the construction activities increased for the 405 MW Midwest Solar Project and the 700 MW Combined-Cycle Project. The increase in revenues between periods was partially offset by decreased construction activities associated with the Midwest Solar and Battery Projects, the Shannonbridge Power Project, and the ESB FlexGen Peaker Plants, as those projects have partially or fully concluded. The revenues of this business segment represented approximately 82.8% of consolidated revenues for the six months ended July 31, 2025 and 73.8% of consolidated revenues for the six months ended July 31, 2024.

The primary driver for this segment’s revenues for the six months ended July 31, 2024, were the construction activities of the Trumbull Energy Center, the Midwest Solar and Battery Projects, the Shannonbridge Power Project, and the ESB FlexGen Peaker Plants.

Industrial Construction Services

The revenues of our Industrial Construction Services segment decreased by $28.1 million, or 30.1%, to $65.2 million for the six months ended July 31, 2025 compared to revenues of $93.3 million for the six months ended July 31, 2024 as the amounts of field services and vessel fabrication work decreased meaningfully between periods. For the six months ended July 31, 2025 and 2024, the revenues of this segment represented 15.1% and 24.3% of consolidated revenues for the corresponding periods.

Telecommunications Infrastructure Services

The revenue results of this business segment were $8.9 million for the six-month period ended July 31, 2025, an increase of $1.5 million, or 20.7%, from the amount of revenues earned during the six months ended July 31, 2024.

Cost of Revenues

With the increase in consolidated revenues for the six months ended July 31, 2025 compared with the six months ended July 31, 2024, the consolidated cost of revenues also increased between the periods. These costs were $350.3 million and $335.6 million for the six-month periods ended July 31, 2025 and 2024, respectively.

For the six-month period ended July 31, 2025, we reported a consolidated gross profit of approximately $81.1 million, which represented a gross profit percentage of approximately 18.8% of corresponding consolidated revenues. For the six-month period ended July 31, 2024, we reported a consolidated gross profit of approximately $49.0 million, which represented a gross profit percentage of approximately 12.8% of corresponding consolidated revenues. The gross profit percentage increased between periods primarily due to the changing mix of projects and contract types, partially offset by the unfavorable profit adjustments on an overseas project recorded during the prior year in the amount of $2.8 million. The gross profit percentages of corresponding revenues for the Power Industry Services, Industrial Construction Services and the Telecommunications Infrastructure Services segments were 20.0%, 11.8% and 21.6%, respectively, for the six months ended July 31, 2025. The gross profit percentages of corresponding revenues for the Power Industry Services, Industrial Construction Services and the Telecommunications Infrastructure Services segments were 12.3%, 13.1% and 27.1%, respectively, for the six months ended July 31, 2024.

Selling, General and Administrative Expenses

These costs were $26.7 million and $23.9 million for the six months ended July 31, 2025 and 2024, respectively, and represented 6.2% and 6.2% of corresponding consolidated revenues, respectively.

Other Income, Net

Other income, net, for the six months ended July 31, 2025 and 2024 was $11.0 million and $10.4 million, respectively, which primarily reflected income earned during the period on investments, cash and cash equivalent balances.

Income Taxes

We incurred income tax expense for the six months ended July 31, 2025 in the amount of approximately $7.6 million, which represents an effective income tax rate of 11.6%. This effective tax rate differed from the statutory federal tax rate of 21% due primarily to the favorable tax benefit resulting from stock option exercises during the period.

For the six months ended July 31, 2024, we reported income tax expense in the amount of approximately $9.5 million, which represented an effective tax rate of 26.7% for the period. This effective tax rate differed from the statutory federal tax rate of 21% due primarily to the unrecognized tax loss benefit for the six months ended July 31, 2024 and the typically unfavorable estimated effects of state income taxes and permanent differences.

Liquidity and Capital Resources as of July 31, 2025

At July 31, 2025 and January 31, 2025, our balances of cash and cash equivalents were $177.9 million and $145.3 million, respectively, which represented an increase of $32.6 million during the current fiscal year.

The net amount of cash provided by operating activities for the six months ended July 31, 2025 was $69.9 million. Our net income for the six months ended July 31, 2025, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $64.6 million. The increase in contract liabilities of $17.6 million and the decrease in contract assets of $4.7 million represented sources of cash during the period. The increase of accounts receivable in the amount of $3.2 million and the increase of other assets of $1.7 million represented uses of cash during the period. The decrease in the combined level of accounts payable and accrued expenses in the amount of $12.0 million represented a use of cash during the period as well.

During the six months ended July 31, 2025, our primary source of cash from investing activities was the net maturities of CDs issued by the Bank, in the amount of $55.0 million. We used $67.2 million, net of maturities, to invest in AFS securities consisting of U.S. Treasury notes. We also used $2.1 million for purchases of property, plant, and equipment.

For the six months ended July 31, 2025, we used $24.9 million in cash for financing activities, including $7.0 million used to repurchase shares of common stock pursuant to our share purchase program and $10.3 million used for the payment of regular cash dividends. We also used $7.6 million for share-based award settlements, which represented payments for withholding taxes reimbursed by shares of common stock, net with proceeds received from stock option exercises. As of July 31, 2025, there were no restrictions with respect to intercompany payments between the holding company and all subsidiaries.

At July 31, 2025, a portion of our balance of cash and cash equivalents was invested in a money market fund with most of its net assets invested in cash, U.S. Treasury obligations, other obligations issued by U.S. Government agencies and sponsored enterprises, and repurchase agreements secured by U.S. government obligations. The majority of our domestic operating bank account balances are maintained with the Bank. We do maintain certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of our overseas operations.

In order to monitor the actual and necessary levels of liquidity for our business, we focus on net liquidity, or working capital, in addition to our cash balances. During the six months ended July 31, 2025, our net liquidity increased by $43.0 million to $344.5 million from $301.4 million as of January 31, 2025, due primarily to our net income, partially offset by the payment of cash dividends, common stock repurchases, and net cash paid for withholding taxes due to stock-based award net settlements. As we have no debt service, as our fixed asset acquisitions in a reporting period are typically low, and as our net liquidity includes our short-term investments and AFS investments, our levels of working capital are not subjected to the volatility that affects our levels of cash and cash equivalents.

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

At July 31, 2025, we did not have any borrowings outstanding under the Credit Agreement. However, the Bank has issued a letter of credit in the total outstanding amount of $0.3 million at July 31, 2025.

We have pledged the majority of the Company’s assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement requires that we comply with certain financial covenants at its fiscal year-end and at each fiscal quarter-end. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of July 31, 2025, we were in compliance with the covenants and other requirements of the Credit Agreement.

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

As of July 31, 2025, the estimated amount of our unsatisfied bonded performance obligations, covering all of our subsidiaries, was approximately $0.6 billion. In addition, as of July 31, 2025, the outstanding amount of bonds covering other risks, including warranty obligations and contract payment retentions related to completed activities, was $61.2 million.

When sufficient information about claims related to performance on projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such losses. As our subsidiaries are wholly owned, any actual liability related to contract performance is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. Any amounts that we may be required to pay in excess of the estimated costs to complete contracts in progress as of July 31, 2025 are not estimable.

Solar Energy Project Investments

We make investments in limited liability companies that make equity investments in solar energy projects that are eligible to receive energy tax credits, for which we have received substantially all of the income tax benefits associated with those investments. During the six months ended July 31, 2025, we did not make any cash payments to any solar tax credit entities. As of July 31, 2025, we had $11.5 million of remaining cash investment commitments related to a solar fund, which we paid in August 2025. It is likely that we will evaluate opportunities to make other alternative energy project investments in the future.

Development Financing

We selectively participate in power plant project development and related financing activities 1) to maintain a proprietary pipeline for future EPC services contract opportunities, 2) to secure exclusive rights to EPC contracts, and 3) to generate profits through interest income and project development success fees.

In Fiscal 2025, we funded a loan to a special purpose entity in the amount of $5.0 million to support the development phase of a natural gas-fired power plant, which remains outstanding as of July 31, 2025. We may enter into other support arrangements in the future in connection with power plant development opportunities when they arise and when we are confident that providing early financial support for the projects will lead to the award of the corresponding EPC contracts to us.

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

The following tables present the determinations of EBITDA for the three and six months ended July 31, 2025 and 2024, respectively (amounts in thousands):

	Three Months Ended
	July 31,
	2025	2024
Net income, as reported	$35,275	$18,198
Income tax expense	361	6,083
Depreciation	491	463
Amortization of intangible assets	98	98
EBITDA	$36,225	$24,842

	Six Months Ended
	July 31,
	2025	2024
Net income, as reported	$57,825	$26,080
Income tax expense	7,597	9,514
Depreciation	906	943
Amortization of intangible assets	196	195
EBITDA	$66,524	$36,732

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the six months ended July 31, 2025.

For a broader discussion of the Company’s exposure to market risks, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 31, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to the Company and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure in the reports.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended July 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 9 to the accompanying condensed consolidated financial statements for discussion of the status of an outstanding legal proceeding as of July 31, 2025. In the normal course of business, we may have pending claims and legal proceedings. It is our opinion, based on information available at this time, that any current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

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

Information related to our share repurchases for the three months ended July 31, 2025 follows:

				Approximate Dollar
			Total Number of	Value of Shares That May Yet
			Shares Purchased as Part	Be Purchased under the
	Total Number of	Average Price per	of Publicly Announced	Plans or Programs
Period	Shares Repurchased	Share Paid	Plans or Programs	(Dollars in Thousands)
May 1 - 31, 2025	94	$144.00	—	$40,647
June 1 - 30, 2025	49,318	$235.43	—	$40,647
July 1 - 31, 2025	2,896	$226.19	1,000	$40,447
Total	52,308		1,000

For the month ended May 31, 2025, we accepted 94 shares of our common stock at the average price per share of $144.00 for the exercise price and/or tax withholding in connection with stock option exercises and restricted stock unit settlements that occurred during the month. For the month ended June 30, 2025, we accepted 49,318 shares of our common stock at the average price per share of $235.43 for the exercise price and/or tax withholding in connection with stock option exercises and restricted stock unit settlements that occurred during the month. For the month ended July 31, 2025, we accepted 1,896 shares of our common stock at the average price per share of $240.00 for the exercise price and/or tax withholding in connection with stock option exercises and restricted stock unit settlements that occurred during the month.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

During the quarter ended July 31, 2025, no director or officer of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

ARGAN, INC.

September 4, 2025	By:	/s/ David H. Watson
David H. Watson
President and Chief Executive Officer

September 4, 2025	By:	/s/ Joshua S. Baugher
Joshua S. Baugher
Senior Vice President, Chief Financial Officer and
Treasurer