Form 10-Q
period 2025-10-31
ARGAN INC
filed 2025-12-04
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

October 31, 2025

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

Common stock, $0.15 par value: 13,873,410 shares as of November 28, 2025.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
REVENUES	$251,153	$257,008	$682,556	$641,705
Cost of revenues	204,204	212,681	554,477	548,329
GROSS PROFIT	46,949	44,327	128,079	93,376
Selling, general and administrative expenses	14,316	13,995	41,049	37,848
INCOME FROM OPERATIONS	32,633	30,332	87,030	55,528
Other income, net	7,061	6,646	18,086	17,044
INCOME BEFORE INCOME TAXES	39,694	36,978	105,116	72,572
Provision for income taxes	8,957	8,968	16,554	18,482
NET INCOME	30,737	28,010	88,562	54,090

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Foreign currency translation adjustments	165	(957)	3,535	(1,933)
Net unrealized gains (losses) on available-for-sale securities	1,296	(659)	2,894	(169)
COMPREHENSIVE INCOME	$32,198	$26,394	$94,991	$51,988

EARNINGS PER SHARE
Basic	$2.22	$2.07	$6.45	$4.04
Diluted	$2.17	$2.00	$6.27	$3.91

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	13,830	13,530	13,731	13,398
Diluted	14,157	14,034	14,134	13,830

CASH DIVIDENDS PER SHARE	$0.500	$0.375	$1.250	$0.975

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	October 31,	January 31,
	2025	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$306,294	$145,263
Investments	420,527	379,874
Accounts receivable, net	170,381	175,808
Contract assets	38,402	28,430
Other current assets	61,567	51,925
TOTAL CURRENT ASSETS	997,171	781,300
Property, plant and equipment, net	15,777	14,463
Goodwill	28,033	28,033
Intangible assets, net	1,532	1,826
Deferred taxes, net	—	552
Right-of-use and other assets	8,356	10,053
TOTAL ASSETS	$1,050,869	$836,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$100,798	$97,297
Accrued expenses	67,144	83,319
Contract liabilities	451,918	299,241
TOTAL CURRENT LIABILITIES	619,860	479,857
Deferred taxes, net	6,116	—
Noncurrent liabilities	5,183	4,513
TOTAL LIABILITIES	631,159	484,370

COMMITMENTS AND CONTINGENCIES (see Notes 8 and 9)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 15,828,289 shares issued; 13,873,410 and 13,634,214 shares outstanding at October 31, 2025 and January 31, 2025, respectively	2,374	2,374
Additional paid-in capital	167,075	168,966
Retained earnings	363,960	292,698
Treasury stock, at cost – 1,954,879 and 2,194,075 shares at October 31, 2025 and January 31, 2025, respectively	(113,590)	(105,643)
Accumulated other comprehensive loss	(109)	(6,538)
TOTAL STOCKHOLDERS’ EQUITY	419,710	351,857
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,050,869	$836,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional			Accumulated Other
	Outstanding	Par	Paid-in	Retained	Treasury	Comprehensive	Total
	Shares	Value	Capital	Earnings	Stock	Loss	Stockholders' Equity
Balances, February 1, 2025	13,634,214	$2,374	$168,966	$292,698	$(105,643)	$(6,538)	$351,857
Net income	—	—	—	22,550	—	—	22,550
Foreign currency translation gain	—	—	—	—	—	3,621	3,621
Net unrealized gains on available-for-sale securities	—	—	—	—	—	2,680	2,680
Stock compensation expense	—	—	1,188	—	—	—	1,188
Stock option exercises and restricted stock unit settlements, net	59,472	—	(4,556)	—	(1,526)	—	(6,082)
Common stock repurchases	(55,117)	—	—	—	(6,849)	—	(6,849)
Cash dividends	—	—	—	(5,070)	—	—	(5,070)
Balances, April 30, 2025	13,638,569	2,374	165,598	310,178	(114,018)	(237)	363,895
Net income	—	—	—	35,275	—	—	35,275
Foreign currency translation loss	—	—	—	—	—	(251)	(251)
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(1,082)	(1,082)
Stock compensation expense	—	—	2,265	—	—	—	2,265
Stock option exercises and restricted stock unit settlements, net	174,006	—	(1,247)	—	(303)	—	(1,550)
Common stock repurchases	(1,000)	—	—	—	(199)	—	(199)
Cash dividends	—	—	—	(5,177)	—	—	(5,177)
Balances, July 31, 2025	13,811,575	2,374	166,616	340,276	(114,520)	(1,570)	393,176
Net income	—	—	—	30,737	—	—	30,737
Foreign currency translation gain	—	—	—	—	—	165	165
Net unrealized gains on available-for-sale securities	—	—	—	—	—	1,296	1,296
Stock compensation expense	—	—	1,860	—	—	—	1,860
Stock option exercises and restricted stock unit settlements, net	61,835	—	(1,401)	—	930	—	(471)
Cash dividends	—	—	—	(7,053)	—	—	(7,053)
Balances, October 31, 2025	13,873,410	$2,374	$167,075	$363,960	$(113,590)	$(109)	$419,710

Balances, February 1, 2024	13,242,520	$2,374	$164,183	$225,507	$(97,528)	$(3,597)	$290,939
Net income	—	—	—	7,882	—	—	7,882
Foreign currency translation loss	—	—	—	—	—	(790)	(790)
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(969)	(969)
Stock compensation expense	—	—	1,211	—	—	—	1,211
Stock option exercises and restricted stock unit settlements, net	113,260	—	(893)	—	(13)	—	(906)
Common stock repurchases	(5,600)	—	—	—	(187)	—	(187)
Cash dividends	—	—	—	(4,025)	—	—	(4,025)
Balances, April 30, 2024	13,350,180	2,374	164,501	229,364	(97,728)	(5,356)	293,155
Net income	—	—	—	18,198	—	—	18,198
Foreign currency translation loss	—	—	—	—	—	(186)	(186)
Net unrealized gains on available-for-sale securities	—	—	—	—	—	1,459	1,459
Stock compensation expense	—	—	1,004	—	—	—	1,004
Stock option exercises and restricted stock unit settlements, net	147,370	—	397	—	(1,916)	—	(1,519)
Cash dividends	—	—	—	(4,043)	—	—	(4,043)
Balances, July 31, 2024	13,497,550	2,374	165,902	243,519	(99,644)	(4,083)	308,068
Net income	—	—	—	28,010	—	—	28,010
Foreign currency translation loss	—	—	—	—	—	(957)	(957)
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(659)	(659)
Stock compensation expense	—	—	1,175	—	—	—	1,175
Stock option exercises and restricted stock unit settlements, net	77,254	—	1,364	—	(2,643)	—	(1,279)
Common stock repurchases	(5,700)	—	—	—	(459)	—	(459)
Cash dividends	—	—	—	(5,195)	—	—	(5,195)
Balances, October 31, 2024	13,569,104	$2,374	$168,441	$266,334	$(102,746)	$(5,699)	$328,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$88,562	$54,090
Adjustments to reconcile net income to net cash provided by operating activities
Stock compensation expense	5,313	3,390
Depreciation	1,411	1,376
Changes in accrued interest on investments	1,426	2,992
Non-cash lease expense	3,091	2,415
Deferred income tax expense	5,721	1,060
Other	(1,645)	1,299
Changes in operating assets and liabilities
Accounts receivable	5,548	(85,084)
Contract assets	(9,972)	3,569
Other assets	(9,599)	4,514
Accounts payable and accrued expenses	(145)	43,707
Contract liabilities	152,677	89,632
Net cash provided by operating activities	242,388	122,960

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(75,000)	(135,000)
Maturities of short-term investments	110,000	117,500
Purchases of available-for-sale securities	(127,198)	(110,045)
Maturities of available-for-sale securities	55,000	9,230
Purchases of property, plant and equipment	(2,672)	(5,218)
Investments in solar energy projects	(11,519)	(3,312)
Net cash used in investing activities	(51,389)	(126,845)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchases	(7,048)	(646)
Payments of cash dividends	(17,300)	(13,263)
Settlements of share-based awards, net of withholding taxes paid	(8,103)	(3,704)
Net cash used in financing activities	(32,451)	(17,613)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	2,483	(185)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	161,031	(21,683)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	145,263	197,032
CASH AND CASH EQUIVALENTS, END OF PERIOD	$306,294	$175,349

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets obtained in exchange for lease obligations	$3,647	$1,995
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds	$27,378	$15,133
Cash paid for operating leases	$2,991	$2,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2025

(Tabular dollar amounts in thousands, except per share data)

(Unaudited)

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Argan, Inc. (“Argan”) conducts its operations through its wholly-owned subsidiaries across three distinct reportable business segments: Power Industry Services, Industrial Construction Services, and Telecommunication Infrastructure Services. Argan and these consolidated subsidiaries are hereinafter collectively referred to as the “Company.”

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

Basis of Presentation and Significant Accounting Policies

The Company’s fiscal year ends on January 31 each year. The condensed consolidated financial statements include the accounts of Argan and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (“Fiscal 2025”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair statement of the financial position of the Company as of October 31, 2025, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which introduces more detailed requirements for annual disclosures for income taxes. The ASU requires public business entities to present specific categories in the income tax rate reconciliation and to provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose the amounts of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdiction. The amendments in this update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have an impact on the Company’s financial position or its results of operations.

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

NOTE 2 – REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenues

The following table presents consolidated revenues for the three and nine months ended October 31, 2025 and 2024, disaggregated by the geographic area where the corresponding projects were located:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
United States	$222,637	$239,489	$617,938	$559,069
Republic of Ireland	19,303	16,981	46,435	74,039
United Kingdom	9,213	538	18,183	8,597
Totals	$251,153	$257,008	$682,556	$641,705

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

Contract Assets and Liabilities

During the nine months ended October 31, 2025 and 2024, there were no material unusual or one-time adjustments to contract assets or contract liabilities balances. The Company recognized the following revenues that were included in the contract liabilities balances at the beginning of the respective period:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenues recognized from contract liabilities	$151,890	$132,068	$297,723	$175,630

Contract retentions are billed amounts which, pursuant to the terms of the applicable contract, are not paid by customers until a defined phase of a contract or project has been completed and accepted. These retained amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. The amounts retained by project owners and other customers under construction contracts as of October 31, 2025 and January 31, 2025 were $38.3 million and $15.8 million, respectively.

Variable Consideration

Variable consideration includes unapproved change orders where the Company has project-owner directive for additional work or other changes in scope but has not yet obtained approval for the associated price or the corresponding additional effort. These amounts are included in the transaction price when it is considered probable that the applicable costs, including those for additional effort, will be recovered through a modification to the contract price. As of October 31, 2025 and January 31, 2025, the aggregate amounts of contract variations, which primarily related to an overseas project and were included in the corresponding transaction prices pending customer approvals, were $10.0 million and $8.0 million, respectively.

Remaining Unsatisfied Performance Obligations (“RUPO”)

As of October 31, 2025, the Company had RUPO of $3.0 billion. The largest portion of RUPO at any date usually relates to engineering, procurement and construction (“EPC”) services and other construction contracts with typical performance durations of one to four years. The Company estimates that approximately 8% of the RUPO amount as of October 31, 2025 will be included in the amount of consolidated revenues that will be recognized during the remainder of the year ending January 31, 2026 (“Fiscal 2026”). Most of the remaining amount of the RUPO balances as of October 31, 2025 is expected to be recognized in revenues during the fiscal years ending January 31, 2027 (“Fiscal 2027”), 2028 (“Fiscal 2028”) and 2029 (“Fiscal 2029”).

It is important to note that estimates may be changed in the future and that cancellations, deferrals or scope adjustments may occur related to work included in the amount of RUPO as of October 31, 2025. Accordingly, RUPO may be adjusted to reflect project delays and cancellations, revisions to project scope and cost and foreign currency exchange fluctuations, or to revise estimates, as effects become known. Such adjustments to RUPO may materially reduce future revenues below Company estimates.

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash Equivalents

As of October 31, 2025 and January 31, 2025, certain amounts of cash equivalents were invested in money market funds with assets invested in high-quality money market instruments, including U.S. Treasury obligations; obligations of U.S. government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by such obligations. The balances of accrued dividends as of October 31, 2025 and January 31, 2025 were $0.3 million and $0.3 million, respectively.

Investments

The Company’s investments consisted of the following as of October 31, 2025 and January 31, 2025:

	October 31,	January 31,
	2025	2025
Short-term investments	$117,411	$153,129
Available-for-sale securities	303,116	226,745
Total investments	$420,527	$379,874

Short-Term Investments

Short-term investments as of October 31, 2025 and January 31, 2025, consisted solely of CDs with initial maturities of one year or less purchased from Bank of America, N.A. (the “Bank”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest. The balances of accrued interest on the CDs as of October 31, 2025 and January 31, 2025 were $2.4 million and $3.1 million, respectively.

Available-For-Sale Securities

The Company’s available-for-sale (“AFS”) securities consisted of the following amounts of amortized cost, allowance for credit losses, gross unrealized gains and losses and estimated fair value by contractual maturity as of October 31, 2025 and January 31, 2025:

	October 31, 2025
		Allowance for	Gross	Gross	Estimated
	Amortized	Credit	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Losses	Value
U.S. Treasury notes:
Due within one year	$45,381	$—	$160	$8	$45,533
Due in one to three years	65,748	—	1,016	—	66,764
Due in three to five years	188,571	—	2,589	341	190,819
Totals	$299,700	$—	$3,765	$349	$303,116

	January 31, 2025
		Allowance for	Gross	Gross	Estimated
	Amortized	Credit	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Losses	Value
U.S. Treasury notes:
Due within one year	$50,676	$—	$126	$7	$50,795
Due in one to three years	84,881	—	381	105	85,157
Due in three to five years	91,599	—	124	930	90,793
Totals	$227,156	$—	$631	$1,042	$226,745

As of October 31, 2025 and January 31, 2025, interest receivable in the amounts of $1.9 million and $2.1 million were included in the balances of AFS securities. For the three and nine months ended October 31, 2025 and 2024, there were no sales of the Company’s AFS securities and, therefore, there were no amounts of gains or losses reclassified out of other comprehensive income into net income.

The Company does not believe the unrealized losses represent credit losses based on the evaluation of evidence as of October 31, 2025, which includes an assessment of whether it is more likely than not that the Company will be required to sell or intends to sell the investments before recovery of their corresponding amortized cost bases.

Earnings on Cash and Invested Funds

The Company earns interest and dividends on its cash equivalents and invested funds. The Company also earns interest on most of its cash balances. Earnings on invested funds and cash account balances for the three and nine months ended October 31, 2025 were $5.9 million and $16.9 million, respectively, and they were $5.6 million and $15.7 million for the three and nine months ended October 31, 2024, respectively. Earnings on investments are included in other income, net, in the condensed consolidated statements of earnings.

As of October 31, 2025 and January 31, 2025, the weighted average annual yields of the Company’s outstanding invested funds and interest-bearing cash account balances were 3.6% and 4.1%, respectively.

Concentration Risk

The Company has a substantial portion of its cash on deposit with the Bank or invested in CDs purchased from the Bank. In addition, the Company has cash invested in money market funds at separate institutions. The Company maintains certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of foreign operations. As of October 31, 2025 and January 31, 2025, approximately 10% and 1%, respectively, of the Company’s cash, cash equivalents, and investments were held by foreign subsidiaries in Ireland and the U.K. Management does not believe that the combined amounts of the CDs and the cash deposited with the Bank, cash invested in money market funds, and cash balances maintained at financial institutions in Ireland and the U.K., in excess of government-insured levels, represent material risks.

NOTE 4 – FAIR VALUE MEASUREMENTS

The following table presents the Company’s financial instruments as of October 31, 2025 and January 31, 2025 that are measured and recorded at fair value on a recurring basis:

	October 31, 2025			January 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	Inputs	Inputs	Inputs	Inputs	Inputs	Inputs
Cash equivalents:
Money market funds	$120,776	$—	$—	$93,067	$—	$—
Available-for-sale securities:
U.S. Treasury notes	—	303,116	—	—	226,745	—
Totals	$120,776	$303,116	$—	$93,067	$226,745	$—

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable includes amounts that have been billed and amounts that are billable to customers. As of October 31, 2025, there were billable amounts related to an overseas project in the total amount of $24.5 million, including the expected refund of the letter of credit draw identified in Note 9.

The amounts of the provision for credit losses for the three and nine months ended October 31, 2025 were insignificant. The amounts of the provision for credit losses for the three and nine months ended October 31, 2024 were $0.2 million and $0.7 million, respectively. There was no allowance for credit losses as of October 31, 2025. The allowance for credit losses as of January 31, 2025 was $1.9 million.

NOTE 6 – INTANGIBLE ASSETS

The goodwill balances related primarily to the Power Industry Services and Industrial Construction Services segments were $18.5 million and $9.5 million, respectively, at both October 31, 2025 and January 31, 2025. Management does not believe that any events or circumstances occurred or arose since January 31, 2025, that required an updated assessment of the goodwill balances.

The Company’s intangible assets, other than goodwill, relate primarily to the Industrial Construction Services segment and consisted of the following as of October 31, 2025 and January 31, 2025:

		October 31, 2025			January 31, 2025
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Amounts	Amortization	Amounts	Amounts	Amortization	Amounts
Trade name	15 years	$4,499	$2,975	$1,524	$4,499	$2,749	$1,750
Customer relationships	10 years	916	908	8	916	840	76
Totals		$5,415	$3,883	$1,532	$5,415	$3,589	$1,826

There were no additions to intangible assets during the three and nine month periods ended October 31, 2025 and 2024, nor were there any impairment losses related to intangible assets during these periods. Amortization expense related to intangible assets for the three and nine months ended October 31, 2025 was $0.1 million and $0.3 million, respectively, and was $0.1 million and $0.3 million for the three and nine months ended October 31, 2024, respectively.

The following is a schedule of future amounts of amortization related to purchased intangibles:

Amortization
Years Ending January 31,	Expense
2026 (remainder)	$83
2027	300
2028	300
2029	300
2030	300
Thereafter	249
Total	$1,532

NOTE 7 – FINANCING ARRANGEMENTS

On May 24, 2024, the Company and the Bank executed the Second Amended and Restated Replacement Credit Agreement with an expiration date of May 31, 2027 (the “Credit Agreement”), which was amended on October 23, 2025. The Credit Agreement has a base lending commitment amount of $35.0 million and establishes the interest rate for revolving loans at the Secured Overnight Financing Rate (“SOFR”) plus 1.85%. In addition to the base commitment, the credit facility includes an accordion feature that allows for an additional commitment amount of $30.0 million, subject to certain conditions. The Company may use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business as defined in the Credit Agreement. Further, on May 31, 2024, the Company entered into a companion facility, in the amount of $25.0 million, pursuant to which an overseas subsidiary of the Company may cause the Bank’s European entity to issue letters of credit on its behalf that will be secured by a blanket parent company guarantee that was issued by Argan to the Bank.

As of October 31, 2025 and January 31, 2025, the Company did not have any borrowings outstanding under the Credit Agreement. However, the Bank has issued a letter of credit in the outstanding amount of $0.3 million as of October 31, 2025. As of January 31, 2025, there were no outstanding letters of credit issued under the credit facilities.

The Company has pledged most of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement requires that the Company comply with certain financial covenants at its fiscal year-end and at each fiscal quarter-end. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of October 31, 2025, the Company was in compliance with the covenants and other requirements of the Credit Agreement.

NOTE 8 – COMMITMENTS

As of October 31, 2025, the estimated amount of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, was approximately $0.5 billion. As of October 31, 2025, the outstanding amount of bonds covering other risks, including warranty obligations and contract payment retentions related to completed activities, was $69.5 million.

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

In March 2025, a U.K. subsidiary of the Company sued EP NI Energy Limited and EP UK Investment Limited (together referred to as “EP”) in the High Court of Justice, Business and Property Courts of England and Wales for EP’s breach of contract and failure to remedy various events which negatively impacted the schedule and costs of an overseas project, resulting in EP receiving the benefits of the construction efforts of the Company’s U.K. subsidiary and the corresponding progress on the project without making payments to which the Company’s U.K. subsidiary was contractually entitled. As previously disclosed, the Company’s U.K. subsidiary provided the project owner notice to terminate as a result of project owner breaches of the contract. Those breaches were not resolved, as a result of which the contract terminated on May 3, 2024. Subsequently, the project owner made a draw for the full amount of a $9.6 million irrevocable letter of credit, or on-demand performance bond, issued by the Company’s bank. The Company believes the project owner improperly initiated the draw on the bond and, therefore, the amount should be refunded. This amount is included in accounts receivable as of October 31, 2025. The Company’s U.K. subsidiary has significant billable receivables, unresolved contract variations and claims for extensions of time, among other issues, related to the overseas project. The project owner has asserted counterclaims that the Company’s U.K. subsidiary disputes. The Company’s U.K. subsidiary will vigorously assert its rights and claims in order to recover its lost value and collect any remaining monies owed.

NOTE 10 – STOCK-BASED COMPENSATION

Stock-based compensation expense amounts for the three and nine months ended October 31, 2025 were $1.9 million and $5.3 million, respectively, and they were $1.2 million and $3.4 million for the three and nine months ended October 31, 2024, respectively. As of October 31, 2025, there was $9.0 million in unrecognized compensation costs related to outstanding stock awards that the Company expects to recognize over the next three years.

During the nine months ended October 31, 2025, the Company awarded performance-based restricted stock units covering a target of 5,500 shares of common stock, earnings per share performance-based restricted stock units covering a target of 16,450 shares of common stock, renewable energy performance-based restricted stock units covering a target of 2,500 shares of common stock, and time-based restricted stock units covering 32,350 shares of common stock. The number of shares of common stock to be issued under certain awards may exceed the number of target shares if certain performance goals are exceeded. The changes in the maximum number of shares of common stock issuable pursuant to outstanding restricted stock units for the nine months ended October 31, 2025 are presented below (shares in thousands):

		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Outstanding, February 1, 2025	271	$32.69
Granted	85	$86.25
Issued	(107)	$30.08
Forfeited	(1)	$15.20
Outstanding, October 31, 2025	248	$52.23

During the nine months ended October 31, 2025, the Company awarded nonqualified stock options to purchase 4,000 shares of common stock at a weighted-average exercise price per share of $148.72. During the nine months ended October 31, 2025, nonqualified stock options to purchase 295,433 shares of common stock were exercised at a weighted-average exercise price per share of $46.61. As of October 31, 2025, there were 158,067 nonqualified stock options outstanding.

Shares Withheld and Treasury Stock

For the nine months ended October 31, 2025 and 2024, the Company used 295,313 shares and 337,884 shares of treasury stock, respectively, to settle stock option exercises and other share-based awards. For the nine months ended October 31, 2025, the Company accepted 107,530 shares of common stock at the average price per share of $203.43 for the exercise price and/or tax withholding in connection with stock option exercises and other share-based award settlements. For the nine months ended October 31, 2024, the Company accepted 532,860 shares of common stock at the average price per share of $73.92 for the exercise price and/or tax withholding in connection with stock option exercises and other share-based award settlements.

NOTE 11 – PROVISION FOR INCOME TAXES

The Company’s provision for income tax amounts for the nine months ended October 31, 2025 and 2024 differed from corresponding amounts computed by applying the federal corporate income tax rate of 21% to the consolidated amounts of income before income taxes for the periods as presented below:

	Nine Months Ended October 31,
	2025	2024
U.S. statutory federal income tax expense	$22,074	$15,240
Difference resulting from:
State income taxes, net of federal tax effect	2,493	2,297
Unrecognized tax loss benefit	55	921
Executive compensation limitation	1,263	917
Stock-based compensation windfall	(9,095)	(1,114)
Other permanent differences and adjustments, net	(236)	221
Provision for income taxes	$16,554	$18,482

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

Certain benefits from the OBBBA, such as deducting previously capitalized domestic research and development expenditures, were included in the provision for income taxes for the second quarter of Fiscal 2026. The Company is currently evaluating the impact on future periods. The Company does not expect the impact of the OBBBA to be material.

Net Operating Loss (“NOL”) Carryback

The tax changes enacted by the Coronavirus, Aid, Relief and Economic Security Act signed into law in March 2020 (the “CARES Act”) included re-establishing a carryback period for certain losses to five years. The NOLs eligible for carryback under the CARES Act included the Company’s domestic loss for the year ended January 31, 2020 (“Fiscal 2020”). In accordance with the provisions of the CARES Act, the Company filed for income tax refunds totaling approximately $12.7 million during the year ended January 31, 2021, for taxes paid in prior years. These amounts are included in income tax refunds receivable along with related accrued interest.

The refund claims were primarily generated by a bad debt deduction recorded during Fiscal 2020. This deduction was selected for examination by the Internal Revenue Service (“IRS”). Based on correspondence with the IRS examination team in November 2025, the Company expects the IRS to close the examination with no changes.

Research and Development Tax Credits

During the year ended January 31, 2023, the Company filed amended federal income tax returns for the year ended January 31, 2022 (“Fiscal 2022”) and for the year ended January 31, 2021 (“Fiscal 2021”) that included previously unclaimed research and development tax credits in the total amount of $5.8 million, which was netted with a provision for uncertain tax return positions in the amount of $2.4 million. In May 2023, the Company received notification that these amended federal income tax returns were selected for examination. In July 2025, the IRS concluded its examination of the Company’s amended federal income tax returns for Fiscal 2021 and Fiscal 2022 and issued its final revenue agents report that disallowed in full the research and development tax credits claimed by the Company for those periods. In August 2025, the Company began the formal process of challenging the IRS’s findings. The Company intends to contest the disallowance and believes it has substantial authority supporting its position. In addition, soon after the IRS issued its final revenue agents report in July 2025, the Company filed a notice of claim under its corresponding tax liability insurance policy.

Income Tax Refunds

As of October 31, 2025 and January 31, 2025, the balances of other current assets in the condensed consolidated balance sheet included income tax refunds receivable, related accrued interest, and prepaid income taxes in the total amount of approximately $38.8 million and $30.9 million, respectively. The income tax refunds receivable include the Company’s NOL carryback refund as described above.

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

Solar Energy Projects

The Company holds equity investments in Solar Tax Credit (“STC”) investments. Primarily, the STC investments are structured as limited liability companies that invest in solar energy projects that are eligible to receive energy tax credits. In August 2025, the Company paid its remaining $11.5 million cash investment commitment related to its STC investments, which is included in cash paid for income taxes on the condensed consolidated statements of cash flows. As of October 31, 2025 and January 31, 2025, the investment accounts balances were $2.5 million and $4.6 million, respectively, which are included in other assets in the condensed consolidated balance sheets.

The Company has elected to use the proportional amortization method (“PAM”) for STC investments that qualify. For the Company’s STC investments that qualify for PAM, the Company recognized $0.8 million and $2.3 million of income tax credits and other income tax benefits during the three and nine months ended October 31, 2025, respectively. For the nine-

month period ended October 31, 2024, the Company recognized $0.7 million of income tax credits and other income tax benefits. For the three months ended October 31, 2024, the income tax credits and other income tax benefits recognized were not material. For the three and nine month periods ended October 31, 2025, the Company recorded amortization related to STC investments of $0.7 million and $2.1 million, respectively. For the nine-month period ended October 31, 2024, the Company recorded amortization related to STC investments of $0.7 million. For the three month period ended October 31, 2024, the recorded amount of STC investment amortization was immaterial. The amount of non-income tax related activity and other returns related to the STC investments that qualify for PAM were not material for the three and nine month periods ended October 31, 2025 and 2024.

For the three and nine months ended October 31, 2025 and 2024, the Company’s share of activity from its STC investments that do not qualify for PAM was not material.

NOTE 12 – EARNINGS PER SHARE

Potentially dilutive securities include stock options and restricted stock units. Diluted earnings per share include only securities that are actually dilutive. Basic and diluted earnings per share are computed as follows (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net income	$30,737	$28,010	$88,562	$54,090

Weighted average shares outstanding – basic	13,830	13,530	13,731	13,398
Effect of stock awards	327	504	403	432
Weighted average shares outstanding – diluted	14,157	14,034	14,134	13,830

Earnings per share
Basic	$2.22	$2.07	$6.45	$4.04
Diluted	$2.17	$2.00	$6.27	$3.91

Anti-dilutive securities not included	—	—	1	140

NOTE 13 – STOCKHOLDERS’ EQUITY

On September 10, 2025, the board of directors increased the Company’s quarterly cash dividend by 33% from $0.375 to $0.500 per share of common stock. During the nine months ended October 31, 2025 and during Fiscal 2025, the Company paid dividends to stockholders as follows:

Record Date	Payment Date	Amount Per Share
October 23, 2025	October 31, 2025	$0.500
July 23, 2025	July 31, 2025	0.375
April 22, 2025	April 30, 2025	0.375
January 23, 2025	January 31, 2025	0.375
October 23, 2024	October 31, 2024	0.375
July 23, 2024	July 31, 2024	0.300
April 22, 2024	April 30, 2024	0.300

On April 10, 2025, the board of directors of Argan increased the total authorization to repurchase shares of the Company’s common stock by $25 million, bringing the aggregate authorized amount to $150 million. Pursuant to its established program and authorizations provided by Argan’s board of directors, the Company repurchased shares of its common stock during the nine months ended October 31, 2025 and 2024 and added the shares to treasury stock. During these periods, the Company repurchased 56,117 shares and 11,300 shares of common stock, all on the open market, for aggregate prices of approximately $7.0 million, or $125.60 per share, and $0.6 million, or $57.11 per share, respectively.

NOTE 14 – CUSTOMER CONCENTRATIONS

Most of the Company’s consolidated revenues relate to performance by the Power Industry Services segment. The following schedule presents the percentage of consolidated revenues for each reportable segment for the respective periods:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Power Industry Services	77.8%	82.5%	81.0%	77.3%
Industrial Construction Services	19.7	16.1	16.8	21.0
Telecommunications Infrastructure Services	2.5	1.4	2.2	1.7

The Company’s most significant customer relationships for the three months ended October 31, 2025 included two Power Industry Services customers, which accounted for 27% and 14% of consolidated revenues. The Company’s most significant customer relationships for the three months ended October 31, 2024 included four Power Industry Services customers, which accounted for 29%, 15%, 13%, and 11% of consolidated revenues. The Company’s most significant customer relationships for the nine months ended October 31, 2025 included two Power Industry Services customers, which accounted for 27% and 18% of consolidated revenues. The Company’s most significant customer relationships for the nine months ended October 31, 2024 included two Power Industry Services customers, which accounted for 28% and 12% of consolidated revenues.

The accounts receivable balances from four major customers represented 26%, 18%, 14%, and 13% of the corresponding consolidated balance as of October 31, 2025. The accounts receivable balances from four major customers represented 22%, 16%, 13%, and 10% of the corresponding consolidated balance as of January 31, 2025.

The contract asset balances attributable to two major customers represented 20% and 18% of the corresponding consolidated balance as of October 31, 2025, and the contract asset balances attributable to four major customers represented 26%, 15%, 15% and 13% of the corresponding consolidated balance as of January 31, 2025.

NOTE 15 – SEGMENT REPORTING

Segments represent components of an enterprise for which discrete financial information is available that is evaluated regularly by the Company’s chief executive officer, who is the Company’s chief operating decision maker (the “CODM”), in determining how to allocate resources and in assessing performance. The CODM uses income before income taxes to assess the performance of the Company’s business segments and to make determinations on the allocation of resources. The Company’s reportable segments recognize revenues and incur expenses, and they are organized in separate business units with different management teams, customers, talents, and services. The Company’s reportable segments may include more than one operating segment.

Intersegment revenues and the related cost of revenues are netted against the corresponding amounts of the segment receiving the intersegment services. For the three and nine months ended October 31, 2025, intersegment revenues were $0.7 million and $2.7 million, respectively. For the three and nine months ended October 31, 2024, intersegment revenues were $3.5 million and $4.8 million, respectively. Intersegment revenues for the aforementioned periods primarily reflected services provided by the Industrial Construction Services segment to the Power Industry Services segment and in the current period also included services provided by the Telecommunication Infrastructure Services segment to the Industrial Construction Services segment. Pricing for these services was based on amounts negotiated between the parties.

Summarized below are certain operating results and financial position data of the Company’s reportable segments for the three and nine months ended October 31, 2025 and 2024. Selling, general and administrative expenses include compensation and benefits expenses, professional fees, information technology expenses, insurance premiums, rent expense, business development expenses, amortization and depreciation, incurred directly by each segment. Other income, net, primarily includes earnings on invested funds. The “Other” column in each summary includes the Company’s corporate expenses.

Three Months Ended	Power	Industrial	Telecom
October 31, 2025	Services	Services	Services	Other	Totals
Revenues	$195,507	$49,361	$6,285	$—	$251,153
Cost of revenues	156,748	42,505	4,951	—	204,204
Gross profit	38,759	6,856	1,334	—	46,949
Selling, general and administrative expenses	8,096	1,832	925	3,463	14,316
Income (loss) from operations	30,663	5,024	409	(3,463)	32,633
Other income, net	5,901	—	11	1,149	7,061
Income (loss) before income taxes	$36,564	$5,024	$420	$(2,314)	39,694
Provision for income taxes					8,957
Net income					$30,737

Amortization of intangibles	$—	$98	$—	$—	$98
Depreciation	267	145	90	3	505
Property, plant and equipment additions	371	133	79	—	583

Current assets	$729,492	$79,327	$6,531	$181,821	$997,171
Current liabilities	564,192	48,596	5,252	1,820	619,860
Goodwill	18,476	9,467	90	—	28,033
Total assets	763,310	95,448	9,564	182,547	1,050,869

Three Months Ended	Power	Industrial	Telecom
October 31, 2024	Services	Services	Services	Other	Totals
Revenues	$212,096	$41,337	$3,575	$—	$257,008
Cost of revenues	173,283	36,757	2,641	—	212,681
Gross profit	38,813	4,580	934	—	44,327
Selling, general and administrative expenses	8,466	1,848	705	2,976	13,995
Income (loss) from operations	30,347	2,732	229	(2,976)	30,332
Other income (loss), net	5,618	1	(1)	1,028	6,646
Income (loss) before income taxes	$35,965	$2,733	$228	$(1,948)	36,978
Provision for income taxes					8,968
Net income					$28,010

Amortization of intangibles	$—	$98	$—	$—	$98
Depreciation	158	166	109	—	433
Property, plant and equipment additions	2,304	236	5	2	2,547

Current assets	$542,558	$50,294	$4,236	$120,053	$717,141
Current liabilities	411,735	20,663	2,131	1,635	436,164
Goodwill	18,476	9,467	90	—	28,033
Total assets	572,828	67,172	6,673	122,191	768,864

Nine Months Ended	Power	Industrial	Telecom
October 31, 2025	Services	Services	Services	Other	Totals
Revenues	$552,811	$114,610	$15,135	$—	$682,556
Cost of revenues	442,504	100,080	11,893	—	554,477
Gross profit	110,307	14,530	3,242	—	128,079
Selling, general and administrative expenses	22,626	5,282	2,756	10,385	41,049
Income (loss) from operations	87,681	9,248	486	(10,385)	87,030
Other income, net	14,695	1	54	3,336	18,086
Income (loss) before income taxes	$102,376	$9,249	$540	$(7,049)	105,116
Provision for income taxes					16,554
Net income					$88,562

Amortization of intangibles	$—	$294	$—	$—	$294
Depreciation	650	468	278	15	1,411
Property, plant and equipment additions	1,500	898	185	89	2,672

Nine Months Ended	Power	Industrial	Telecom
October 31, 2024	Services	Services	Services	Other	Totals
Revenues	$496,122	$134,678	$10,905	$—	$641,705
Cost of revenues	422,508	117,836	7,985	—	548,329
Gross profit	73,614	16,842	2,920	—	93,376
Selling, general and administrative expenses	21,786	5,686	1,984	8,392	37,848
Income (loss) from operations	51,828	11,156	936	(8,392)	55,528
Other income, net	14,386	2	2	2,654	17,044
Income (loss) before income taxes	$66,214	$11,158	$938	$(5,738)	72,572
Provision for income taxes					18,482
Net income					$54,090

Amortization of intangibles	$—	$293	$—	$—	$293
Depreciation	443	621	310	2	1,376
Property, plant and equipment additions	4,523	509	184	2	5,218

NOTE 16 — SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Other current assets consisted of the following as of October 31, 2025 and January 31, 2025:

	October 31,	January 31,
	2025	2025
Income tax refunds receivable and prepaid income taxes	$38,780	$30,881
Prepaid expenses	6,311	5,751
Raw materials inventory	6,759	320
Note receivable	4,608	5,023
Other	5,109	9,950
Total other current assets	$61,567	$51,925

Accrued expenses consisted of the following as of October 31, 2025 and January 31, 2025:

	October 31,	January 31,
	2025	2025
Accrued project costs	$28,954	$31,620
Accrued compensation	28,045	29,772
Lease liabilities	2,626	2,710
Other	7,519	19,217
Total accrued expenses	$67,144	$83,319

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of October 31, 2025, and the results of their operations for the three and nine month periods ended October 31, 2025 and 2024, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for Fiscal 2025 that was filed with the SEC on March 27, 2025 (the “Annual Report”).

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

We may make opportunistic acquisitions and/or investments by identifying companies with significant potential for profitable growth and realizable synergies with one or more of our existing businesses. As a result, we may have more than one industrial focus depending on the opportunities and/or needs of our customers. Acquired companies will be operated in a manner that we believe will best provide long-term and enduring value for our stockholders.

Market Outlook

Most of our consolidated revenues relate to performance in the U.S. by the Power Industry Services segment, which provides EPC services to design, build, and commission large-scale energy projects. In the U.S., electricity demand has reached its highest level in two decades, driven by the build-out of data centers supporting artificial intelligence technologies, the adoption of electric vehicles, and the reshoring of manufacturing activities. Keeping up with growing energy demand is further challenged by the aging fleet of traditional power facilities that are at or nearing the end of their operational lives. Throughout the U.S., the risk of electricity shortages is rising as the retirement of traditional power plants outpaces their replacements. While renewable energy sources like solar and wind are increasingly prevalent, they often cannot provide the same level of consistent, around-the-clock power generation as the retiring thermal plants. Natural gas-fired power plants are expected to remain a key component of future capacity additions due to their cost-effectiveness, reliability, and ability to support intermittent energy sources.

Utility-scale solar, wind, and battery storage projects continue to expand their prevalence, supported by declining capital costs, improved energy storage systems that enhance grid reliability, and supportive tax and policy incentives. Despite their increasing cost competitiveness and their rapid deployment over the past several years, the long-term trajectory of renewables may be influenced by shifts in energy policy, evolving regulatory frameworks, and grid integration challenges.

Recent changes in U.S. trade policy, including the implementation of new or increased tariffs, have introduced cost and supply chain uncertainties affecting certain construction materials and equipment. Tariffs on imported materials, including steel and aluminum, could significantly impact the cost of building power plants. Tariff measures may also cause import delays, increasing lead times necessary for materials to arrive at our construction sites. The resulting rise in material costs and delivery delays could lead to higher overall project costs and changes to project timelines. As the current U.S. administration’s approach to tariffs remains fluid, the full extent of these effects remains uncertain. We continue to monitor developments closely, as prolonged or expanded trade restrictions could negatively affect project costs, timing, and customer demand.

On July 4, 2025, the OBBBA was enacted into law. The legislation includes several changes to U.S. federal income tax law that generally allow for more favorable deductibility of certain business expenses beginning in calendar year 2025, including the restoration of immediate expensing for domestic research and development expenditures and the reinstatement of 100% bonus depreciation for qualified property. The OBBBA also includes certain modifications to the U.S. taxation of foreign activity, including changes to rules governing foreign tax credits, GILTI, FDII, and BEAT, among other changes. Most of these modifications to the U.S. taxation of foreign activity are generally effective for tax years beginning after December 31, 2025. Certain benefits from the OBBBA, such as deducting previously capitalized domestic research and development expenditures, are included in the provision for income taxes for the three and nine months ended October 31, 2025. We are currently evaluating the impact on future periods. We do not expect the impact of the OBBBA to be material.

Project Backlog

As of October 31, 2025 and January 31, 2025, our consolidated project backlog amounts of $3.0 billion and $1.4 billion, respectively, consisted substantially of projects within our Power Industry Services reporting segment.

The amount of our project backlog reported at a point in time represents the expected revenue from the remaining work on projects where the scope is sufficiently defined and the contract value can be reasonably estimated. While the inclusion of contract values in project backlog involves management judgment based on the facts and circumstances, we typically include the value of the contract in project backlog upon receiving a notice to proceed from the project owner. In making the determination of project backlog, management may consider several factors, including terms of the contract, the degree of project financing and permitting, and historical experience with similar contracts. The start of new projects is primarily controlled by project owners and delays may occur that are beyond our control.

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

860 MW Thermal Project

In October 2025, we entered into an EPC services contract and received the corresponding full notice to proceed (“FNTP”) for the construction of an approximately 860 MW natural gas-fired power plant located in the ERCOT market. Construction is expected to begin during the fourth quarter of Fiscal 2026, with an expected project completion date in calendar year 2028.

1.4 GW Thermal Project

In October 2025, we received FNTP on an EPC services contract for a 1.4 GW combined-cycle natural gas-fired power plant in Ward County, Texas. Construction is expected to begin during the fourth quarter of Fiscal 2026, with an expected project completion date in calendar year 2029.

170 MW Thermal Project

In July 2025, we entered into an EPC services contract for the development of a power plant with a planned electricity generation capacity of approximately 170 MW. The facility will be built in County Meath, Ireland. Project activity commenced in the third quarter of Fiscal 2026. The project has an expected project completion date in calendar year 2028.

Sandow Lakes Power Station

In April 2025, we received a notice to proceed on an EPC services contract to build a 1.2 GW combined-cycle natural gas-fired power plant in Lee County, Texas. Project activity commenced in the second quarter of Fiscal 2026. The project has an expected completion date in calendar year 2028.

Tarbert Next Generation Power Station

In January 2025, we entered into an EPC services contract to build an approximately 300 MW biofuel power plant located in County Kerry, Ireland. The Tarbert Next Generation Power Station will run on 100% sustainable biofuels, specifically hydrotreated vegetable oil. Project activity commenced in the first quarter of Fiscal 2026. The project has an expected completion date towards the end of calendar year 2027.

700 MW Combined-Cycle Project

In December 2024, we entered into an EPC services contract and received the corresponding FNTP to build an approximately 700 MW combined-cycle natural gas-fired power plant located in the U.S. Project activity commenced in the fourth quarter of Fiscal 2025. Project completion is scheduled for the fiscal year ending January 31, 2028.

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

Midwest Solar and Battery Projects

Between January and early May 2024, we received FNTPs for three state-of-the-art solar energy and battery energy storage facilities in Illinois. The three projects will cumulatively represent 160 MW of electrical power and 22 MW of energy storage. Two of these projects were completed in the fourth quarter of Fiscal 2025. Completion of the final project, which has experienced certain regulatory delays, is expected to occur within the first half of Fiscal 2027.

Trumbull Energy Center

In November 2022, we received FNTP related to an EPC services contract for the construction of a 950 MW combined-cycle natural gas-fired power plant in Lordstown, Ohio. Project completion is scheduled for the first quarter of Fiscal 2027.

Industrial Construction Services Project Backlog

As of October 31, 2025, the Industrial Construction Services segment’s project backlog was approximately $158.8 million as compared to $53.2 million on January 31, 2025. During the nine months ended October 31, 2025, the Industrial Construction Services segment added contracts to its project backlog related to an automotive plant, a data center, an aluminum rolling and recycling facility and water treatment plant, and facilities related to certain other industries.

Comparison of the Results of Operations for the Three Months Ended October 31, 2025 and 2024

The following schedule compares our operating results for the three months ended October 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
REVENUES
Power Industry Services	$195,507	$212,096	$(16,589)	(7.8)%
Industrial Construction Services	49,361	41,337	8,024	19.4
Telecommunications Infrastructure Services	6,285	3,575	2,710	75.8
Revenues	251,153	257,008	(5,855)	(2.3)
COST OF REVENUES
Power Industry Services	156,748	173,283	(16,535)	(9.5)
Industrial Construction Services	42,505	36,757	5,748	15.6
Telecommunications Infrastructure Services	4,951	2,641	2,310	87.5
Cost of revenues	204,204	212,681	(8,477)	(4.0)
GROSS PROFIT	46,949	44,327	2,622	5.9
Selling, general and administrative expenses	14,316	13,995	321	2.3
INCOME FROM OPERATIONS	32,633	30,332	2,301	7.6
Other income, net	7,061	6,646	415	6.2
INCOME BEFORE INCOME TAXES	39,694	36,978	2,716	7.3
Provision for income taxes	8,957	8,968	(11)	(0.1)
NET INCOME	$30,737	$28,010	$2,727	9.7%

DILUTED EARNINGS PER SHARE	$2.17	$2.00	$0.17	8.5%

Revenues

Power Industry Services

The revenues of the Power Industry Services business decreased by 7.8%, or $16.6 million, to $195.5 million for the three months ended October 31, 2025 compared with revenues of $212.1 million for the three months ended October 31, 2024 as the quarterly construction activities decreased for the Trumbull Energy Center and the Midwest Solar and Battery Projects, and as activities had concluded prior to the current quarter for the Louisiana LNG Facility. The decrease in revenues between quarters was partially offset by increased construction activities associated with the 405 MW Midwest Solar Project and the 700 MW Combined-Cycle Project. The revenues of this business segment represented approximately 77.8% of consolidated revenues for the quarter ended October 31, 2025 and 82.5% of consolidated revenues for the corresponding prior year quarter.

The primary drivers for this segment’s revenues for the three months ended October 31, 2024, were the construction of the Midwest Solar and Battery Projects, the Trumbull Energy Center, the 405 MW Midwest Solar Project and the Louisiana LNG Facility.

Industrial Construction Services

The revenues of Industrial Construction Services increased by $8.1 million, or 19.4%, to $49.4 million for the three months ended October 31, 2025 compared to revenues of $41.3 million for the three months ended October 31, 2024, as the amounts of field services construction activities and vessel fabrication work increased between periods. For the three months ended October 31, 2025 and 2024, the revenues of this segment represented 19.7% and 16.1% of consolidated revenues for the corresponding periods.

Telecommunications Infrastructure Services

The revenues of Telecommunications Infrastructure Services were $6.3 million for the three months ended October 31, 2025, compared with revenues of $3.6 million for the three months ended October 31, 2024.

Cost of Revenues

Cost of revenues were $204.2 million and $212.7 million for the three-month periods ended October 31, 2025 and 2024, respectively.

For the three-month period ended October 31, 2025, we reported a consolidated gross profit of approximately $46.9 million, which represented a gross profit percentage of approximately 18.7% of corresponding consolidated revenues. For the three-month period ended October 31, 2024, we reported a consolidated gross profit of approximately $44.3 million, which represented a gross profit percentage of approximately 17.2% of corresponding consolidated revenues. The gross profit percentage increased between periods primarily due to the changing mix of projects and contract types. The gross profit percentages of corresponding revenues for the Power Industry Services, Industrial Construction Services and the Telecommunications Infrastructure Services segments were 19.8%, 13.9% and 21.2%, respectively, for the quarter ended October 31, 2025. The gross profit percentages of corresponding revenues for the Power Industry Services, Industrial Construction Services and the Telecommunications Infrastructure Services segments were 18.3%, 11.1% and 26.1%, respectively, for the quarter ended October 31, 2024.

Selling, General and Administrative Expenses

These costs were $14.3 million and $14.0 million for the three months ended October 31, 2025 and 2024, respectively, and represented 5.7% and 5.4% of corresponding consolidated revenues, respectively.

Other Income, Net

For the three months ended October 31, 2025 and 2024, the net amounts of other income were $7.1 million and $6.6 million, respectively, which primarily reflected income earned during the periods on investments, cash and cash equivalent balances.

Provision for Income Taxes

We recorded income tax expense for the three months ended October 31, 2025 in the net amount of approximately $9.0 million. Our effective income tax rate for the three months ended October 31, 2025 was 22.6%. This effective tax rate differed from the statutory federal tax rate of 21% due primarily to the typically unfavorable estimated effects of state income taxes, partially offset by the favorable tax benefit resulting from stock option exercises during the period.

We recorded income tax expense for the three months ended October 31, 2024 in the net amount of approximately $9.0 million. Our effective income tax rate for the three months ended October 31, 2024 was 24.3%. This effective tax rate differed from the statutory federal tax rate of 21% due primarily to the typically unfavorable estimated effects of state income taxes and permanent differences.

Comparison of the Results of Operations for the Nine Months Ended October 31, 2025 and 2024

The following schedule compares our operating results for the nine months ended October 31, 2025 and 2024 (dollars in thousands):

	Nine Months Ended October 31,
	2025	2024	$ Change	% Change
REVENUES
Power Industry Services	$552,811	$496,122	$56,689	11.4%
Industrial Construction Services	114,610	134,678	(20,068)	(14.9)
Telecommunications Infrastructure Services	15,135	10,905	4,230	38.8
Revenues	682,556	641,705	40,851	6.4
COST OF REVENUES
Power Industry Services	442,504	422,508	19,996	4.7
Industrial Construction Services	100,080	117,836	(17,756)	(15.1)
Telecommunications Infrastructure Services	11,893	7,985	3,908	48.9
Cost of revenues	554,477	548,329	6,148	1.1
GROSS PROFIT	128,079	93,376	34,703	37.2
Selling, general and administrative expenses	41,049	37,848	3,201	8.5
INCOME FROM OPERATIONS	87,030	55,528	31,502	56.7
Other income, net	18,086	17,044	1,042	6.1
INCOME BEFORE INCOME TAXES	105,116	72,572	32,544	44.8
Provision for income taxes	16,554	18,482	(1,928)	(10.4)
NET INCOME	$88,562	$54,090	$34,472	63.7%

DILUTED EARNINGS PER SHARE	$6.27	$3.91	$2.36	60.4%

Revenues

Power Industry Services

The revenues of the Power Industry Services segment increased by 11.4%, or $56.7 million, to $552.8 million for the nine months ended October 31, 2025 compared with revenues of $496.1 million for the nine months ended October 31, 2024 as the construction activities increased for the 405 MW Midwest Solar Project and the 700 MW Combined-Cycle Project. The increase in revenues between periods was partially offset by decreased construction activities associated with the Midwest Solar and Battery Projects, the Trumbull Energy Center, the Shannonbridge Power Project, the ESB FlexGen Peaker Plants, and the Louisiana LNG Facility, as those projects are in their later stages or have fully concluded. The revenues of this business segment represented approximately 81.0% of consolidated revenues for the nine months ended October 31, 2025 and 77.3% of consolidated revenues for the nine months ended October 31, 2024.

The primary driver for this segment’s revenues for the nine months ended October 31, 2024, were the construction activities of the Midwest Solar and Battery Projects, the Trumbull Energy Center, the 405 MW Midwest Solar Project, and the Louisiana LNG Facility.

Industrial Construction Services

The revenues of our Industrial Construction Services segment decreased by $20.1 million, or 14.9%, to $114.6 million for the nine months ended October 31, 2025 compared to revenues of $134.7 million for the nine months ended October 31, 2024 as the amounts of field services and vessel fabrication work decreased meaningfully between periods. For the nine months ended October 31, 2025 and 2024, the revenues of this segment represented 16.8% and 21.0% of consolidated revenues for the corresponding periods.

Telecommunications Infrastructure Services

The revenue results of this business segment were $15.1 million for the nine-month period ended October 31, 2025, an increase of $4.2 million, or 38.8%, from the amount of revenues earned during the nine months ended October 31, 2024.

Cost of Revenues

With the increase in consolidated revenues for the nine months ended October 31, 2025 compared with the nine months ended October 31, 2024, the consolidated cost of revenues also increased between the periods. These costs were $554.5 million and $548.3 million for the nine-month periods ended October 31, 2025 and 2024, respectively.

For the nine-month period ended October 31, 2025, we reported a consolidated gross profit of approximately $128.1 million, which represented a gross profit percentage of approximately 18.8% of corresponding consolidated revenues. For the nine-month period ended October 31, 2024, we reported a consolidated gross profit of approximately $93.4 million, which represented a gross profit percentage of approximately 14.6% of corresponding consolidated revenues. The consolidated gross profit percentage increased between periods primarily due to the changing mix of projects and contract types. The gross profit percentages of corresponding revenues for the Power Industry Services, Industrial Construction Services and the Telecommunications Infrastructure Services segments were 20.0%, 12.7% and 21.4%, respectively, for the nine months ended October 31, 2025. The gross profit percentages of corresponding revenues for the Power Industry Services, Industrial Construction Services and the Telecommunications Infrastructure Services segments were 14.8%, 12.5% and 26.8%, respectively, for the nine months ended October 31, 2024.

Selling, General and Administrative Expenses

These costs were $41.0 million and $37.8 million for the nine months ended October 31, 2025 and 2024, respectively, and represented 6.0% and 5.9% of corresponding consolidated revenues, respectively.

Other Income, Net

Other income, net, for the nine months ended October 31, 2025 and 2024 was $18.1 million and $17.0 million, respectively, which primarily reflected income earned during the period on investments, cash and cash equivalent balances.

Provision for Income Taxes

We recorded income tax expense for the nine months ended October 31, 2025 in the amount of approximately $16.6 million, which represents an effective income tax rate of 15.7%. This effective tax rate differed from the statutory federal tax rate of 21% due primarily to the favorable tax benefit resulting from stock option exercises during the period, partially offset by the typically unfavorable estimated effects of state income taxes.

For the nine months ended October 31, 2024, we reported income tax expense in the amount of approximately $18.5 million, which represented an effective tax rate of 25.5% for the period. This effective tax rate differed from the statutory federal tax rate of 21% due primarily to the typically unfavorable estimated effects of state income taxes.

Liquidity and Capital Resources as of October 31, 2025

As of October 31, 2025 and January 31, 2025, our balances of cash and cash equivalents were $306.3 million and $145.3 million, respectively, which represented an increase of $161.0 million during the current fiscal year.

The net amount of cash provided by operating activities for the nine months ended October 31, 2025 was $242.4 million. Our net income for the nine months ended October 31, 2025, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $103.9 million. The increase in contract liabilities of $152.7 million and the decrease in accounts receivable in the amount of $5.5 million represented sources of cash during the period. The increase of contract assets of $10.0 million and the increase of other assets of $9.6 million represented uses of cash during the period. The decrease in the combined level of accounts payable and accrued expenses in the amount of $0.1 million represented a use of cash during the period as well.

During the nine months ended October 31, 2025, our primary source of cash from investing activities was the net maturities of CDs issued by the Bank, in the amount of $35.0 million. We used $72.2 million, net of maturities, to invest in AFS securities consisting of U.S. Treasury notes. We also used $11.5 million to fund our remaining capital contribution obligation to a solar energy project and $2.7 million for purchases of property, plant, and equipment.

For the nine months ended October 31, 2025, we used $32.5 million in cash for financing activities, including $7.0 million used to repurchase shares of common stock pursuant to our share purchase program and $17.3 million used for the payment of regular cash dividends. We also used $8.1 million for share-based award settlements, which represented payments for withholding taxes reimbursed by shares of common stock, net of proceeds received from stock option exercises. As of October 31, 2025, there were no restrictions with respect to intercompany payments between the holding company and all subsidiaries.

As of October 31, 2025, certain amounts of our cash equivalents were invested in money market funds with assets invested in cash, U.S. Treasury obligations, other obligations issued by U.S. Government agencies and sponsored enterprises, and repurchase agreements secured by such obligations. Most of our operating bank account balances are maintained with the Bank. We do maintain certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of our overseas operations.

In order to monitor the actual and necessary levels of liquidity for our business, we focus on net liquidity, or working capital, in addition to our cash balances. During the nine months ended October 31, 2025, our net liquidity increased by $75.9 million to $377.3 million from $301.4 million as of January 31, 2025, due primarily to our net income, partially offset by the payment of cash dividends, common stock repurchases, and net cash paid for withholding taxes due to stock-based award net settlements. As we have no debt service, as our fixed asset acquisitions in a reporting period are typically low, and as our net liquidity includes our short-term investments and AFS investments, our levels of working capital are not subjected to the volatility that affects our levels of cash and cash equivalents.

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

Financing Arrangements

On May 24, 2024, we executed with the Bank the Credit Agreement with an expiration date of May 31, 2027. The Credit Agreement, which was amended on October 23, 2025, has a base lending commitment amount of $35.0 million and establishes the interest rate for revolving loans at SOFR plus 1.85%. In addition to the base commitment, the credit facility includes an accordion feature that allows for an additional commitment amount of $30.0 million, subject to certain conditions. We may use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business as defined in the Credit Agreement. Further, on May 31, 2024, we entered into a companion facility, in the amount of $25.0 million, pursuant to which an overseas subsidiary of the Company may cause the Bank’s European entity to issue letters of credit on its behalf that are secured by a blanket parent company guarantee issued by Argan to the Bank.

As of October 31, 2025, we did not have any outstanding borrowings under the Credit Agreement. However, the Bank has issued a letter of credit in the total outstanding amount of $0.3 million as of October 31, 2025.

We have pledged the majority of the Company’s assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement requires that we comply with certain financial covenants at its fiscal year-end and at each fiscal quarter-end. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of October 31, 2025, we were in compliance with the covenants and other requirements of the Credit Agreement.

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

As of October 31, 2025, the estimated amount of our unsatisfied bonded performance obligations, covering all of our subsidiaries, was approximately $0.5 billion. In addition, as of October 31, 2025, the outstanding amount of bonds covering other risks, including warranty obligations and contract payment retentions related to completed activities, was $69.5 million.

When sufficient information about claims related to performance on projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such losses. As our subsidiaries are wholly owned, any actual liability related to contract performance is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. Any amounts that we may be required to pay in excess of the estimated costs to complete contracts in progress as of October 31, 2025 are not estimable.

Solar Energy Project Investments

We make investments in limited liability companies that make equity investments in solar energy projects that are eligible to receive energy tax credits, for which we have received substantially all of the income tax benefits associated with those investments. During the nine months ended October 31, 2025, we made $11.5 million of cash contributions to solar tax credit entities. As of October 31, 2025, we had no remaining cash investment commitments related to the solar tax credit entities. It is likely that we will evaluate opportunities to make other alternative energy project investments in the future.

Development Financing

We selectively participate in power plant project development and related financing activities 1) to maintain a proprietary pipeline for future EPC services contract opportunities, 2) to secure exclusive rights to EPC contracts, and 3) to generate profits through interest income and project development success fees.

In Fiscal 2025, we funded a loan to a special purpose entity in the amount of $5.0 million to support the development phase of a natural gas-fired power plant, which remains outstanding as of October 31, 2025. We may enter into other support arrangements in the future in connection with power plant development opportunities when they arise and when we are confident that providing early financial support for the projects will lead to the award of the corresponding EPC contracts to us.

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

The following tables present the determinations of EBITDA for the three and nine months ended October 31, 2025 and 2024, respectively (amounts in thousands):

	Three Months Ended
	October 31,
	2025	2024
Net income, as reported	$30,737	$28,010
Provision for income taxes	8,957	8,968
Depreciation	505	433
Amortization of intangible assets	98	98
EBITDA	$40,297	$37,509

	Nine Months Ended
	October 31,
	2025	2024
Net income, as reported	$88,562	$54,090
Provision for income taxes	16,554	18,482
Depreciation	1,411	1,376
Amortization of intangible assets	294	293
EBITDA	$106,821	$74,241

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the nine months ended October 31, 2025.

For a broader discussion of the Company’s exposure to market risks, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of October 31, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to the Company and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure in the reports.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended October 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 9 to the accompanying condensed consolidated financial statements for discussion of the status of an outstanding legal proceeding as of October 31, 2025. In the normal course of business, we may have pending claims and legal proceedings. It is our opinion, based on information available at this time, that the resolution of any current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

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

Information related to our share repurchases for the three months ended October 31, 2025 follows:

				Approximate Dollar
			Total Number of	Value of Shares That May Yet
			Shares Purchased as Part	Be Purchased under the
	Total Number of	Average Price per	of Publicly Announced	Plans or Programs
Period	Shares Repurchased	Share Paid	Plans or Programs	(Dollars in Thousands)
August 1 - 31, 2025	—	$—	—	$40,447
September 1 - 30, 2025	4,406	$230.64	—	$40,447
October 1 - 31, 2025	7,147	$313.33	—	$40,447
Total	11,553		—

For the month ended September 30, 2025, we accepted 4,406 shares of our common stock at the average price per share of $230.64 for the exercise price and/or tax withholding in connection with stock option exercises and restricted stock unit settlements that occurred during the month. For the month ended October 31, 2025, we accepted 7,147 shares of our common stock at the average price per share of $313.33 for the exercise price and/or tax withholding in connection with stock option exercises and restricted stock unit settlements that occurred during the month.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

During the quarter ended October 31, 2025, no director or officer of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Title
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on September 4, 2025).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on April 15, 2009).
10.1

First Amendment to Second Amended and Restated Replacement Credit Agreement, dated October 23, 2025, among Argan, Inc. and certain subsidiaries of Argan, Inc., as borrowers, and Bank of America, N.A., as the lender.

10.2	The Nonqualified Deferred Compensation Plan, adopted by Gemma Power Systems, LLC, effective as of September 9, 2025.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350. *
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350. *
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	Inline XBRL Taxonomy Label Linkbase.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase.
101.DEF	Inline XBRLTaxonomy Extension Definition Document.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*The certification is being furnished and shall not be considered filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

December 4, 2025	By:	/s/ David H. Watson
David H. Watson
President and Chief Executive Officer

December 4, 2025	By:	/s/ Joshua S. Baugher
Joshua S. Baugher
Senior Vice President, Chief Financial Officer and
Treasurer