Form 10-K
period 2026-01-31
ARGAN INC
filed 2026-03-26
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended January 31, 2026

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

Not Applicable

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $2,828,180,674 on July 31, 2025 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price on the NYSE as reported for that date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of March 20, 2026: 13,945,962 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this form 10-K.

ARGAN, INC. AND SUBSIDIARIES

2026 ANNUAL REPORT ON FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (the “2026 Annual Report”) that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements.

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

Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of this 2026 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise.

ITEM 1. BUSINESS.

Argan, Inc. (“Argan”) is primarily an engineering and construction firm that conducts its operations through its wholly-owned subsidiaries across three distinct reportable business segments: Power, Industrial, and Teledata. Argan and these consolidated subsidiaries are hereinafter collectively referred to as the “Company.”

Through the Power segment, we provide a full range of engineering, procurement, construction, commissioning, maintenance, project development, and technical consulting services to the power generation market. The customers include primarily independent power producers, public utilities, power plant equipment suppliers and other commercial firms with significant power requirements. Customer projects are located in the United States (the “U.S.”), the Republic of Ireland (“Ireland”) and the United Kingdom (the “U.K.”).

The Industrial segment provides on-site services that support new plant construction and additions, maintenance turnarounds, shutdowns and emergency mobilizations for industrial operations primarily located in the Southeast region of the U.S. and that may include the fabrication, delivery and installation of metal components such as piping systems and pressure vessels.

The Teledata segment provides project management, construction, installation, maintenance, repair, and emergency response services across power distribution and information, communications, and data networks. The segment’s customers include commercial and industrial organizations, as well as state and federal government agencies, primarily throughout the Mid-Atlantic region of the U.S.

Together, these segments enable us to serve a wide range of client needs across power generation, industrial construction, and teledata infrastructure, establishing our presence as a diversified provider in the construction and engineering sectors.

Holding Company Structure

Argan was organized as a Delaware corporation in May 1961. Argan operates as a holding company that may make opportunistic acquisitions and/or investments by identifying companies with significant potential for profitable growth and realizable synergies with one or more of our existing construction businesses. However, we may have more than one industrial focus depending on the opportunity and/or needs of our customers. Each of our wholly-owned subsidiaries is operated by us as an independent business with strategic oversight provided by Argan to allow each to react to its own market conditions independently. Acquired companies will be operated in a manner that we believe will best provide long-term and enduring value for our stockholders.

Power Segment

The Power segment historically represents a significant portion of our operations. As a full-service engineering, procurement and construction (“EPC”) services provider, this segment has proven capabilities in designing, building, and commissioning large-scale energy projects, primarily in the U.S. The segment’s extensive design, construction, project management, start-up and operating experience has expanded over time, supported by a substantial portfolio of installed power-generating capacity. Past projects include combined-cycle facilities, simple-cycle peaking plants, biofuel plants, biomass plants, solar fields, solar fields with battery storage and wind farms. The customers include primarily independent power producers, public utilities, and other commercial firms with significant power requirements. Typically, the scope of work for the segment includes complete plant engineering and design, procurement of power generation and balance of plant equipment, and full turnkey construction from site development through electrical interconnection and plant performance testing. The durations of these projects typically range between one to four years.

The segment also conducts operations internationally in Ireland and the U.K., which represent our primary international operations. The international operations of the Power segment focus on the performance of engineering and construction services for major electric utilities in Ireland, independent power plant owners, major data center operators, and original equipment manufacturers. Additionally, the international operations of the segment provides turbine, boiler and large rotating equipment engineering, procurement, installation, commissioning and outage services to power plants.

The revenues of our Power business segment were $756.5 million, $693.0 million and $416.3 million for the fiscal years ended January 31, 2026 (“Fiscal 2026”), 2025 (“Fiscal 2025”) and 2024 (“Fiscal 2024”), respectively, or 80.1%, 79.3% and 72.6% of our consolidated revenues for the corresponding periods, respectively. The substantial portions of the revenues of this reportable segment for these three years were derived from the performance of activities under EPC services and other construction contracts with the owners of power plant projects.

Power Segment Project Backlog

As of January 31, 2026, the project backlog for this reporting segment was over $2.7 billion. The comparable backlog amount as of January 31, 2025, was approximately $1.3 billion. Our reported amount of project backlog at a point in time represents the expected revenue from the remaining work on projects where scope is sufficiently defined and contract value can be reasonably estimated. While the inclusion of contract values in project backlog involves management judgment based on the facts and circumstances, we typically include the value of the contract in project backlog upon receiving a notice to proceed from the project owner. In making the determination of project backlog, management may consider several factors, including terms of the contract, the degree of project financing and permitting, and historical experience with similar contracts. The start of new projects is primarily controlled by project owners and delays may occur that are beyond our control. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of currently active major projects for this reporting segment.

Labor and Materials

Our Power segment is supported by a workforce of project leadership, skilled craft labor, and administrative and support staff. We perform work on job sites in different states and countries. The skilled craft labor pool is unique in each region due to a variety of factors, including different employment environments, competing infrastructure projects located near our sites that utilize the same labor pool, and decreased and aging labor pools resulting from demographic trends. These dynamics have contributed to rising wages for craft labor. As such, we take a carefully considered and tailored approach at each job site to acquire and retain the required personnel resources when we need them, especially craft labor, and to maintain optimum productivity on each of our projects. Depending on the project, we may utilize direct hires, subcontractors, existing internal personnel, or a combination of the three. We generally have managed to successfully staff each of our jobs effectively.

In connection with the engineering and construction of traditional power plants, biofuel plants, and other renewable energy systems, we procure materials for installation on our various projects. We are not dependent upon any one source for major equipment components or any other construction materials we use to complete a particular power project, although in certain cases the number of suppliers providing such equipment is limited. Project owners may also directly procure and supply certain major components of the power plants, at times with our assistance. We have significant experience in delivering EPC projects with the latest turbine technology and working with the major gas-fired turbine manufacturers in our markets to meet each project owner’s specific power plant requirements. EPC project requirements may vary considerably.

In the past, we have had to navigate supply chain disruptions and other sourcing issues that have or could have impacted our projects. Supply chain constraints may cause delays in the construction timelines for new power plants or, in some cases, lead project owners to defer or forgo new projects altogether. As we go forward, there may be unscheduled delays in the delivery of materials, machinery and equipment ordered by us or by a project owner or other unanticipated challenges to our ability to complete major job tasks when planned, among other impacts. We actively attempt to manage these risks during periods of uncertainty.

The costs of materials needed to complete our projects may fluctuate from time to time. During periods of increased price volatility, we may take steps to reduce our exposure, including limiting the duration of pricing quotes and, for major fixed-price contracts, procuring much of the equipment and construction supplies during the early phases of a project. In recent fiscal years, we believe we have effectively managed the economic challenges affecting our active projects, including inflationary pressures.

In addition, supply chain constraints and trade policy developments, including the imposition of tariffs and other import restrictions, may adversely affect the availability and pricing of construction materials and certain power plant equipment. Tariffs or similar measures affecting imported materials, including steel and aluminum, could increase project costs and create uncertainty in budgeting, contract negotiations and project scheduling. While we generally seek commercial terms that seek to limit these risks, we also work closely with our customers to navigate the evolving tariff landscape and assess potential impacts on procurement, project planning and cost management; however, delays in the delivery of critical materials and equipment may extend project timelines and increase costs. The scope, timing and duration of such trade measures, and any potential retaliatory actions by trading partners, remain uncertain.

Competition

Our Power segment competes with large and well capitalized private and public firms in the construction and engineering services industry including firms that have global businesses. We also may compete with regional construction services companies in the markets where planned projects might be located.

To compete with these firms, we emphasize our proven track record as a value-add choice for the design, build and commissioning of natural gas-fired and alternative energy power systems. Our successful experience includes the efficient completion and maintenance of natural gas-fired combined-cycle and simple cycle power plants, biomass plants, solar fields, wind farms, and biofuel processing facilities, most performed on an EPC services contract basis. Through the Power segment, we provide a full range of competitively priced development, consulting, engineering, procurement, construction, commissioning and maintenance services to project owners. We can react quickly to their requirements while bringing a strong, experienced team to help navigate through difficult technical, scheduling and construction issues. We believe that the culture of our Power segment encourages motivated, creative, high-energy and customer-focused teams that deliver results. Our projects are directed by dedicated field project management teams, and our project owner customers have direct access to the business segment’s senior management.

The competitive landscape for EPC services demands the ability to understand specific project design requirements, current pricing dynamics, labor availability, and the development cycle of a project. For domestic gas-fired power plant EPC work, particularly combined-cycle projects, the number of capable competitors has declined  over the past decade as several major firms have exited the market, been acquired, or moved away from fixed-price contracts. However, growing demand for new gas-fired generation may attract new entrants or prompt former competitors to re-engage. The firms that remain active in this space continue to be highly capable and competitive. Our competition for domestic renewable energy projects, such as solar, is more diverse.

Customers

For Fiscal 2026, our most significant customer relationships included three Power segment customers, which accounted for approximately 23%, 16% and 11% of consolidated revenues. For Fiscal 2025, our most significant customer relationships included three Power segment customers, which accounted for 28%, 13% and 10% of consolidated revenues. For Fiscal 2024, our most significant customer relationships included three Power segment customers, which accounted for 19%, 16% and 15% of consolidated revenues. No other customer of this reportable segment represented greater than 10% of consolidated revenues for Fiscal 2026, Fiscal 2025 or Fiscal 2024.

Regulation

Our Power segment operations are subject to various federal, state, local and foreign laws and regulations including: licensing for contractors; building codes; permitting and inspection requirements applicable to construction projects; regulations relating to worker safety and environmental protection; and special bidding, procurement and employee compensation requirements. Many state and local regulations governing construction require permits and licenses to be held by individuals who have passed an examination or met other requirements. We believe that we have the licenses required to conduct our current operations and that we are in compliance with applicable regulatory requirements. We continue to monitor these requirements and acquire additional licenses and adjust to regulatory changes as needed.

Energy facilities, including the pipelines required to supply natural gas fuel to power plants, are subject to a myriad of federal and state laws and regulations governing environmental protection, air quality, water quality and noise and height restrictions. Recently, evolving regulatory frameworks, including permitting reforms and policy adjustments, are generally creating a more favorable environment for the continued development of natural gas-fired power plants, while still allowing renewable energy facility development.

Development Financing

We selectively participate in power plant project development and related financing activities. EPC contractors in our industry also periodically execute certain contracts jointly with third parties through joint ventures, limited partnerships, and limited liability companies for the purpose of completing a project or program for a project owner. These special purpose entities are generally dissolved upon completion of the corresponding project or program. Not all such business development endeavors are successful, and we have recorded impairment losses as a result in the past.

Industrial Segment

Our Industrial segment provides industrial construction and field services and also operates a pipe and vessel fabrication facility. The segment serves industrial customers primarily in the Southeastern United States. Its fabrication facility and warehouse, which totals over 90,000 square feet, and offices are located near Greenville, North Carolina.

For the recent fiscal years, industrial field service construction projects typically represent most of the segment’s annual revenues, with the remaining revenues contributed by projects consisting primarily of pipe and vessel fabrication. The revenues of our Industrial segment were $167.6 million, $167.6 million, and $142.8 million for Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively, representing approximately 17.7%, 19.2%, and 24.9% of our consolidated revenues for the corresponding fiscal years. Over the last several years, the segment’s business development efforts have emphasized the pursuit and award of larger field service construction projects and long-term fabrication projects.

Recent and current major customers of the Industrial segment include leading companies in the aluminum rolling and recycling industry, datacenter development, electric vehicle manufacturing, fertilizer and other specialty chemicals, and engineering and construction services supporting large-scale industrial development. The Industrial segment also serves major pulp and paper companies, water and wastewater treatment facilities, and a variety of other industrial customers. Many of these customers are large multinational organizations with significant global operations and capital investment programs. These customer relationships demonstrate that the segment is a trusted industrial services provider to large, well-capitalized customers from across North America and other international markets that are expanding or locating new production facilities within the segment’s geographic region.

The Industrial segment’s operations require a workforce consisting of project leadership, skilled craft labor, and administrative and support staff. Depending on project requirements, the segment supplements its permanent workforce with temporary labor, subcontractors, and specialty trades. The availability of qualified craft labor and experienced project personnel can affect project scheduling and costs, particularly during periods of strong industrial construction activity. The segment maintains training and safety programs designed to support workforce development, compliance with applicable regulatory standards, and safe work practices. In Fiscal 2026, we promoted the segment’s then-president to also serve as chief executive officer of the segment as part of our long-term succession planning.

Projects performed by the Industrial segment require a variety of materials and equipment, including structural steel, pipe, fittings, pressure vessels, fabricated components, and specialized construction equipment. These materials are generally sourced from multiple domestic and international suppliers and distributors. While supply chain disruptions or price volatility in certain materials can occur from time to time, the segment generally has been able to obtain required materials in the normal course of business. The segment’s fabrication facility provides additional flexibility by allowing certain pipe and vessel fabrication work to be performed internally.

The markets served by the Industrial segment are competitive and include a range of regional and national industrial construction contractors, specialty mechanical contractors, and fabrication companies. Competition is based on factors including technical expertise, safety performance, project execution capability, reputation, cost competitiveness, customer relationships, and the ability to deliver projects on schedule. The segment generally competes for projects through a combination of negotiated contracts, repeat business with existing customers, and competitive bidding processes.

Teledata Segment

Our Teledata segment provides utility construction services and comprehensive technology wiring solutions to customers primarily in the Mid-Atlantic region of the U.S., with additional operations in markets across New England and the Southeast. The segment strengthens and modernizes both outside plant and inside plant infrastructure supporting information technology, operational technology, IoT connectivity, and power infrastructure.

Services provided to our outside premises customers include trenchless directional boring and excavation for underground communication and power networks, aerial cable services, and the installation of buried cable, high and low voltage electric lines, and private area outdoor lighting systems. Inside premises wiring services include structured cable installations, terminations and connectivity that provide the physical transport for high-speed data, voice, video and security networks.

Consistently, a major portion of the segment’s revenue-producing activity each year is performed pursuant to task or work orders issued under master agreements with major customers. Over recent years, major customers have included electricity cooperatives, counties and municipalities, various state government agencies, and technology-oriented government contracting firms. Through an acquisition in December 2021, the segment expanded its business footprint into the Tidewater area of Virginia. In Fiscal 2025, we hired a new chief executive officer for the segment with over 25 years of industry experience who will focus on expanding the market presence of the business segment.

Teledata segment revenues were $20.6 million, $13.5 million and $14.3 million for Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively, representing approximately 2.2%, 1.5%, and 2.5% of our consolidated revenues for the corresponding fiscal years.

The segment operates in the fragmented and competitive telecommunication and infrastructure services industry. We compete with providers ranging from regional companies to larger firms servicing multiple regions, as well as large national and multi-national contractors. We believe that we compete favorably with the other companies in our market space by emphasizing our high-quality reputation, outstanding customer base, security-cleared personnel and highly motivated work force in competing for larger and more diverse contracts.

Employees

The total number of personnel employed by us at any one time is subject to the volume and nature of construction in progress and the relative amount of work performed by subcontractors. Our skilled craft workforce typically expands and contracts based on the number of active projects and the stage of the project cycle. However, our non-craft workforce is currently at its highest level as we continue to support growth across all of our business segments. As of January 31, 2026, we had 1,409 employees, which includes craft and non-craft labor, substantially all of whom were full-time. We believe that our employee relations are generally good. We are committed to maintaining a stable and experienced workforce, and we consider employee retention to be an important factor in our ability to execute projects efficiently, meet customer expectations, and manage safety and quality performance. Our efforts to support employee retention include competitive compensation and benefits, regular communication between management and employees, training and professional development initiatives, and programs designed to promote workplace safety, employee engagement, and a culture of accountability.

Financing Arrangements

On May 24, 2024, we executed the Second Amended and Restated Replacement Credit Agreement with an expiration date of May 31, 2027 (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”), which was amended on October 23, 2025. The Credit Agreement has a base lending commitment amount of $35.0 million and establishes the interest rate for revolving loans at the Secured Overnight Financing Rate (“SOFR”) plus 1.85%. In addition to the base commitment, the credit facility includes an accordion feature that allows for an additional commitment amount of $30.0 million, subject to certain conditions. We may use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business as defined in the Credit Agreement. Further, on May 31, 2024, we entered a companion facility, in the amount of $25.0 million, pursuant to which an overseas subsidiary of the Company may cause the Bank’s European entity to issue letters of credit on its behalf that will be secured by a blanket parent company guarantee that was issued by Argan to the Bank.

As of January 31, 2026 and 2025, we did not have any borrowings outstanding under the Credit Agreement. However, the Bank has issued a letter of credit in the amount of $0.3 million as of January 31, 2026. As of January 31, 2025, there were no outstanding letters of credit issued under the credit facilities.

We have pledged most of the Company’s assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement requires that we comply with certain financial covenants at each fiscal year-end and fiscal quarter-end. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of January 31, 2026, we were in compliance with the covenants and other requirements of the Credit Agreement.

Safety, Risk Management, Insurance and Performance Bonds

We are committed to ensuring that our employees perform their work in a safe environment. We regularly communicate with our employees to promote safety and to instill safe work habits. Each of our business segments has experienced full-time safety staff committed to ensuring a safe workplace, as well as compliance with applicable permits, insurance and laws. Our reportable incident rates using OSHA methodology, weighted by hours worked by our subsidiaries, were 0.45, 0.56, 0.43, 0.60, and 0.48 for calendar years 2025, 2024, 2023, 2022, and 2021, respectively. For calendar years 2024, 2023, 2022, and 2021, our rates were significantly lower than the national average rates in our industry (NAICS – 2379); the national average rate for calendar year 2025 has not yet been published by the Bureau of Labor Statistics.

In Fiscal 2024, we added a senior vice president, legal, to our headquarters staff. Among other duties, he contributes to and enhances our ongoing process of standardizing and minimizing the amount of commercial risk that our different operations accept in their customer contracts.

We retain qualified insurance brokerage assistance in the regular evaluation of the adequacy of insurance coverage amounts and the annual negotiation of premium amounts in the areas of property and casualty insurance, general liability, umbrella coverage, director and officer insurance, cybersecurity insurance and other specialty coverages. In a prior fiscal year, we purchased specialty insurance related to the full recovery of the research and development tax credits we claimed in our amended federal income tax returns for the year ended January 31, 2022 (“Fiscal 2022”) and the year ended January 31, 2021 (“Fiscal 2021”) (see Note 12 to the accompanying consolidated financial statements). We believe that our insurance coverage amounts are adequate, but not excessive, and provide the proper amounts of coverage where we believe insurable risks may exist.

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

Responsible Business

Our on-going commitment to environmental, health and safety, community outreach, corporate governance, and other relevant public policy matters is supported by the responsible business committee of our board of directors. Its charter requires it to assist our senior management in: (a) setting our general strategy relating to responsible business matters, as well as developing, implementing, and monitoring initiatives and policies for us based on that strategy; (b) overseeing communications with employees, investors, and other stakeholders with respect to responsible business matters; and (c) anticipating and monitoring developments relating to, and improving management’s understanding of, responsible business matters.

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

We maintain a website on the Internet at www.arganinc.com that includes access to financial data. Information on our website is not incorporated by reference into this 2026 Annual Report. Copies of our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our Proxy Statements, are available, as soon as reasonably practicable, after we electronically file such materials with, or furnish them to, the SEC, without charge and upon written request provided to our Corporate Secretary at Argan, Inc., 4075 Wilson Boulevard, Suite 440, Arlington, Virginia 22203.

ITEM 1A. RISK FACTORS.

Our business is challenged by a changing environment that involves many known and unknown risks and uncertainties. The risks described below discuss factors that have affected and/or could affect us in the future. There may be others. We may be affected by risks that are currently unknown to us or are immaterial at this time. If any such events did occur, our business, financial condition and results of operations could be adversely affected in a material manner. Our future results may also be impacted by other risk factors listed from time to time in our future filings with the SEC, including, but not limited to, our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q. As the most significant portion of our consolidated entity is represented by the Power segment, the risk factor discussions included below are focused on that business. However, as many of these same risks exist for our other reportable segments, the Industrial segment and the Teledata segment, a review and assessment of the following risk factors should be performed with those similarities in mind.

Risks Related to Our Business

Demand for our services may decrease during economic downturns or unpredictable economic cycles, which could affect our businesses adversely.

Substantial portions of the revenues and profits earned by our reportable business segments are generated from construction-type projects, the awarding and/or funding of which we do not directly control. The engineering and construction industry is subject to cyclical fluctuations due to economic conditions, project owners’ business cycles, labor and materials constraints, subcontractor pricing, interest rate changes, and regulatory or political developments.

During periods of reduced economic activity, customers may delay, reduce, or cancel projects, including new construction, maintenance, repairs, and outage work. In addition, adverse industry conditions may reduce our customers’ ability or willingness to fund capital expenditures. These conditions could result in delays, reductions, or cancellations of projects that are important to our business and future results.

Future revenues are dependent on the awards of utility-scale natural gas-fired and renewable energy EPC projects to us, the receipt of corresponding full notices-to-proceed, and our ability to successfully complete the projects that we start.

Most of our consolidated revenues are generated by the Power segment, which represented 80.1%, 79.3% and 72.6% of consolidated revenues for Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively. The Power segment earns most of its revenues from long-term natural gas-fired EPC services contracts. In addition, a significant portion of our consolidated revenues in any given year may be derived from a limited number of customers, and customer concentration may vary from year to year.

Contracts may be delayed or canceled after award, and project commencement is often subject to receipt of a notice to proceed. Failure to secure future EPC project awards, obtain notices to proceed, or successfully complete awarded projects could adversely affect our future revenues, profitability, and cash flows.

Our financial results may fluctuate due to the timing of large construction projects.

Our Power segment performs work on a limited number of large construction projects during any given fiscal reporting period. Revenue for these projects is generally recognized over time based on progress toward completion, which is often measured using costs incurred. The timing of equipment purchases, subcontractor services, and other project activities may vary over the life of a contract, which can result in fluctuations in quarterly or annual revenues and operating results. In addition, the timing of project commencements and completions may contribute to variability in reported results between periods. As a result, our consolidated revenues, cash flows from operations, net income and earnings per share may vary from period to period.

Actual results could differ from the assumptions and estimates used to prepare our consolidated financial statements.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures.

For fixed-price customer contracts, we recognize revenues over time based on the proportion of costs incurred to date relative to total estimated costs. We review and update estimated costs monthly. Contract results may also be affected by estimates related to change orders and the resolution of contract disputes. Changes in contract values or estimated costs may result in cumulative catch-up adjustments to revenue and profit, which could be material. Actual contract values and costs may differ from estimates, which could reduce or reverse previously recognized revenues and profits.

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

Project cancellations or scope modifications may occur that could reduce the amount of our project backlog and the associated revenues and profits that we earn. Our projects generally provide our customers with the right to terminate existing contracts unilaterally at their convenience as long as they compensate us for work already completed and compensate us for the additional costs incurred by us to terminate corresponding subcontracts, terminate equipment orders, and demobilize and vacate construction sites. These costs would most likely be meaningful. Should any unexpected delay, suspension or termination of the work under such projects occur, our results of operations may be materially and adversely affected. Although we believe that the customer commitments represented by project backlog are firm, we cannot guarantee that amounts in project backlog will be recognized as future revenues or will result in profitable operating results.

Unsuccessful efforts to develop energy plant projects could result in write-offs and the loss of future business.

The development of a power plant construction project is expensive. The developers of power projects may form single purpose entities, such as limited liability companies, limited partnerships or joint ventures, to perform the development activities, which are typically funded by external sources. Periodically, we provide financial support to new projects during their development phase to improve their viability and enhance our likelihood of securing the EPC contract for power plant construction. While some of these initiatives have yielded positive results and success fees, others have not, resulting in the write-off of loan and interest balances and the loss of potential construction projects.

Future bonding requirements may adversely affect our ability to compete for certain projects.

Our construction contracts frequently require payment and/or performance bonds from surety companies as a condition of contract award. Although we have historically maintained sufficient bonding capacity, sureties typically issue bonds on a project-by-project basis and may require additional collateral or adjust bonding terms. Changes in market conditions, our financial position, project size, or a surety’s assessment of risk could affect the availability or cost of bonding. If bonding capacity were to become more limited, we could seek bonding from other surety providers, pursue joint ventures, increase work with clients that do not require bonds, or provide other forms of project security, such as letters of credit or cash. However, if adequate bonding or alternative arrangements were not available, our ability to compete for certain projects could be affected.

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

Geopolitical conflicts and related global disruptions may also adversely affect energy markets and supply chains. For example, the war in Ukraine and other international conflicts have contributed to volatility in global energy supply and pricing, increased transportation costs, shipping disruptions, and delays in the delivery of materials and equipment. In addition, escalation of military conflict involving Iran could disrupt global oil and liquefied natural gas (“LNG”) markets, including potential impacts to shipping through key transit routes. These conditions may increase project costs, delay schedules, or reduce demand for certain projects.

Although our contracts with certain customers include provisions intended to provide limited relief from some of these risks, the effectiveness of such protection may depend on factors outside our control, including the financial condition of our customers. The ultimate impact of natural disasters, human-made disasters, or other catastrophic events depends on the severity, duration, and geographic scope of the event, as well as its effects on customers, supply chains, labor availability, and broader economic conditions. Any of these factors could adversely affect our business, financial condition, and results of operations.

Disruptions or unfavorable changes in power market economics, including reductions in spark spreads or changes in capacity market pricing, could reduce demand for new power generation projects in certain regions.

Historically, a portion of our EPC business has been driven by the development of utility-scale power generation projects. In many regions, the economic viability of new generation projects depends on the expected margin between wholesale electricity prices and the cost of fuel and operations, commonly referred to as the spark spread. In certain wholesale markets, project economics may depend in part on revenues from capacity markets that compensate power generators for maintaining available capacity to support grid reliability. Declines in spark spreads resulting from lower power prices, higher fuel costs, or other market conditions, as well as decreases in capacity market prices or changes to capacity market rules that reduce expected revenues, could reduce the expected returns on new power generation projects and discourage or delay project development. If fewer projects are developed in regions important to our business, our revenues, profitability, and cash flows could be adversely affected.

Artificial intelligence poses risks that could adversely affect our business, financial condition, and results of operations.

We may use artificial intelligence, machine learning, and similar technologies (“AI”), including AI-enabled features in third-party products, to support our business processes. Although our current use of AI is limited, we may expand our use of these technologies over time.

AI creates data security, confidentiality, and privacy risks. Unauthorized or improper use of AI tools by employees, vendors, or third parties could result in the disclosure of sensitive or proprietary information, including customer information, pricing, contract terms, and other confidential business data. In addition, we may have limited control over how third-party AI tools process, store, or protect data, even where contractual protections are in place. AI-related laws, regulations, and contractual requirements are evolving and may impose additional compliance costs, restrict our use of AI, or expose us to regulatory investigations, litigation, or liability. Any of these risks could adversely affect our business, financial condition, and results of operations.

Finally, our competitors may adopt and implement AI technologies more effectively or rapidly than we do, potentially giving them a competitive advantage. If we are unable to adopt and integrate AI tools in a cost-effective and timely manner, our business, financial condition, and results of operations could be materially and adversely affected.

Risks Related to Our Market

If the price of natural gas increases or becomes more volatile, the demand for our construction services could decline.

A significant portion of our power construction business has historically been supported by the development of combined-cycle natural gas-fired power plants. The economics of these projects, and the willingness of developers and lenders to finance them, are sensitive to natural gas prices and related market expectations. If natural gas prices increase or become more volatile, developers may delay, reduce, or cancel new natural gas-fired generation projects or may be unable to obtain construction or permanent financing on acceptable terms.

Natural gas prices may be affected by a variety of factors, including changes in domestic supply and demand dynamics, increased U.S. LNG exports, and regulatory developments affecting natural gas production. A significant portion of U.S. natural gas supply is produced using hydraulic fracturing and horizontal drilling, which remain subject to evolving federal, state, and local regulation and public opposition. If these or other factors limit natural gas production or increase price volatility, the economic attractiveness of natural gas-fired power plants could decline. Any reduction in the development of new natural gas-fired power plants could reduce demand for our EPC services and adversely affect our revenues, profitability, and cash flows.

Soft demand for electrical power may cause deterioration in our financial outlook.

Forecasts generally indicate a significant increase in electricity demand in the United States for the foreseeable future, driven largely by the expansion in the number of data centers, the increase in electric vehicle sales, and the onshoring of manufacturing facilities. We believe that these trends have resulted in increased demand for our EPC contract services. However, future softness in the demand for electrical power in the U.S. could result in the delay, curtailment or cancellation of future gas-fired power plant projects, thus decreasing the overall demand for our EPC services and adversely impacting the financial outlook for our Power business.

Intense global competition for engineering, procurement, and construction contracts could reduce our market share.

The EPC market for utility-scale power generation projects is highly competitive and subject to changes in participant strategies over time. While certain competitors have reduced their participation in this market or limited their willingness to enter fixed-price contracts, other competitors remain well-capitalized and have significant personnel, equipment, and operating scale. In addition, as utilities and developers pursue new generation capacity, additional firms may re-enter or expand their participation in the market.

Our ability to compete effectively depends on factors including financial strength, access to skilled labor and equipment, execution performance, and the effective use of technology. Competitive pressures may require us to accept lower margins, assume greater contractual risk, or offer more favorable terms to customers. If we are unable to compete successfully and win new projects on acceptable terms, we could lose market share, experience reduced revenues and profitability, or incur losses on individual projects.

Changes in electricity generation resource mix could affect demand for new natural gas-fired power plant projects.

Electricity generation from utility-scale renewable resources, including solar and wind, continues to increase in the United States. This growth has been supported by regulatory and policy initiatives, tax incentives, declining technology and storage costs, and increasing energy storage capacity. As a result, utilities and developers may place greater emphasis on renewable and storage solutions when planning future generation capacity. If the development of renewable energy and energy storage accelerates faster than anticipated, or if power markets shift away from baseload generation toward alternative generation or peak-load solutions, the number or size of new natural gas-fired power plant projects could decline. Any such reduction in demand could adversely affect our future revenues, profitability, and cash flow.

Unexpected changes in the foreign countries in which we operate could result in project disruptions, increased costs and potential losses.

A portion of our business is conducted outside the United States, primarily in Ireland and the U.K. Our international operations are subject to economic, political, regulatory, and social conditions that may change rapidly and are outside our control. These risks include:

●	changes in government policies, laws, regulations, treaties, or leadership;
●	embargoes or other trade restrictions, including sanctions;
●	restrictions on the movement of currency or capital;
●	tax or tariff increases;
●	currency exchange rate fluctuations;
●	changes in labor conditions and difficulties in staffing and managing overseas operations; and
●	other social, political and economic instability.

Our level of exposure to these risks will vary for each significant project we perform overseas, depending on the location and the stage of the project. To the extent that our international business is affected by unexpected and adverse foreign economic changes, including trade retaliation from certain countries, we may experience project disruptions and losses which could significantly reduce our consolidated revenues and profits, or could cause losses reflected at the consolidated level.

Risks Related to the Regulatory Environment

We are required to comply with environmental laws and regulations that may add unforeseen costs to our businesses.

Our operations are subject to compliance with federal, state and local environmental laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by hazardous substances. Certain environmental laws impose substantial penalties for non-compliance and others impose strict, retroactive, and joint and several liability upon persons responsible for releases of hazardous substances. Compliance obligations and enforcement priorities may change over time, and compliance costs could increase and adversely affect our results of operations.

In addition, regulations and stakeholder expectations relating to greenhouse gas emissions disclosures and sustainability reporting are evolving and vary by jurisdiction. In the jurisdictions we operate, governments and regulatory bodies vary in their support of or opposition to sustainability matters, leading to rapid shifts in reporting obligations. New or expanded reporting requirements, including those adopted or proposed in the U.S., the European Union, and certain states, may require us to collect additional data, enhance internal controls, obtain third-party assurance, and devote significant management time and resources. These requirements may also be subject to legal, regulatory, or political changes that create uncertainty and additional compliance burdens.

Compliance with and monitoring of these evolving requirements may increase our costs, require significant resource allocation, and divert management’s attention from other operational and financial priorities.

Changes in U.S. trade policy, including the imposition of tariffs, could increase our costs, disrupt supply chains, and reduce demand for construction projects.

Changes in U.S. trade policy, including the imposition or expansion of tariffs, trade restrictions, export controls, or other regulatory measures affecting imports or international supply chains, could increase the cost or reduce the availability of materials, equipment, and components used in our projects. Such measures may also result in import delays, longer lead times, or supply chain disruptions. Responding to changes in trade policies and supply chain conditions may also require increased management attention and result in additional administrative costs.

Higher costs or supply constraints could increase project costs or affect project schedules. Although our contracts may include provisions that address certain changes in project costs or inputs, such provisions may not fully mitigate the effects of tariffs, supply disruptions, or other trade-related developments. In addition, uncertainty regarding trade policies or global supply conditions may cause customers to delay, reduce, or cancel planned construction projects. If these conditions occur, our business, financial condition, and results of operations could be adversely affected.

Delays or failures in obtaining required regulatory approvals, including permits, interconnection agreements, and pipeline approvals, could delay or prevent energy projects and adversely affect our results.

The commencement and execution of projects performed by our Power segment depend on obtaining numerous regulatory approvals, including environmental, construction, and operating permits. These approvals may be delayed, challenged, or denied due to regulatory review public opposition, litigation, or other factors outside our control. In addition, projects may be delayed or terminated if developers are unable to secure timely interconnection agreements with transmission organizations. The development of new natural gas-fired power plants may also depend on the availability of fuel supply, which in some cases requires the construction of new natural gas pipelines. Delays, opposition, or legal challenges affecting pipeline projects could further delay or prevent the development of power plants.

If required approvals are not obtained, or are delayed beyond expected timelines, construction projects may be postponed or canceled, which could adversely affect our revenues, profitability, and cash flows.

Risks Related to Our Operational Execution

We may experience reduced profits or incur losses under fixed-price contracts if costs increase above estimates.

A significant portion of our work is performed under long-term, fixed-price contracts. The prices for these contracts are based on our estimates of project costs, schedules, labor productivity, and other assumptions. If our estimates are inaccurate, or if we are unable to complete projects within agreed cost and schedule parameters, we may experience cost overruns that are not recoverable from customers, which could reduce profitability or result in losses. Cost overruns or delays could also harm our reputation and reduce future business opportunities.

Factors that may contribute to contract cost overruns, delays, or other execution issues include:

●	inflation, specifically increases in the cost of labor, materials, components, equipment, warranties, or subcontractor services;
●	labor availability and productivity;
●	supply chain disruptions and delivery delays;
●	technical, engineering, or design issues;
●	poor workmanship;
●	weather and other force majeure events;
●	project changes; and
●	the effectiveness of our project controls and forecasting tools.

If we are unable to accurately estimate, manage, and control costs and schedules on fixed-price contracts, our business, financial condition, and results of operations could be adversely affected.

Our continued success depends on our ability to attract, hire and retain talented personnel.

Our future success depends in part on our ability to attract, develop, retain and motivate experienced management and other skilled personnel, particularly project leadership. Our operations require a highly skilled workforce with specialized experience. Competition for qualified personnel may be intense, and there can be no assurance that we will be successful in maintaining experienced management teams or an adequately skilled workforce to execute our long-term construction contracts successfully and to support our future growth strategy. The loss of key personnel, the inability to complete management transitions without significant loss of effectiveness, or the inability to hire and retain qualified employees in the future could negatively impact our ability to manage our business in the future.

The shortage of skilled craft labor may negatively impact our ability to execute on our long-term construction contracts.

Increased infrastructure spending and general economic expansion may increase the demand for employees with the types of skills needed for the completion of our projects. There is a risk that our construction project schedules become unachievable or that labor expenses will increase unexpectedly due to a shortage in the available supply of skilled personnel. Increased labor costs may influence our customers’ decisions regarding the feasibility or scheduling of specific projects, potentially leading to delays or cancellations that could materially affect our business adversely. Labor shortages, productivity decreases or increased labor costs could impair our ability to maintain our business or grow our revenues. In general, we have been effective in staffing our projects with the necessary resources and managing labor costs. However, the inability to hire and retain qualified skilled employees in the future, including workers in the construction crafts, could negatively impact our ability to complete our long-term construction contracts successfully.

If we guarantee the timely completion or the performance of a project, we could incur additional costs to fulfill such obligations.

In certain of our fixed-price long-term contracts, we guarantee that we will complete a project by a scheduled date. Sometimes, we commit that the project, when completed, will also achieve certain performance standards. Subsequently, we may fail to complete the project on time or equipment that we install may not meet guaranteed performance standards. In those cases, we may be held responsible for costs incurred by the customer resulting from any delay or any modification to the plant made for the purpose of achieving the performance standards, generally in the form of contractually agreed-upon liquidated damages or obligations to re-perform substandard work. If we are required to pay such costs, the total costs of the project could exceed our original estimate, and we could experience reduced profits or a loss related to the applicable project.

We may be involved in litigation, liability claims, and contract disputes which could reduce our profits and cash flows.

We construct large and complex energy facilities, where design, construction, or systems failures could result in personal injury, property damage, or other losses. In addition, the nature of our business may result in contract disputes and claims by project owners, subcontractors, and vendors, including claims relating to costs, schedule delays, workmanship, change orders, withheld retention or contract payments, offsets, or contract termination. We have been, and may in the future be, named as a defendant in legal proceedings, including matters arising in the ordinary course of business (see Item 3, Legal Proceedings). In addition, from time to time, we and/or certain of our current or former directors, officers or employees could be named as parties to other types of lawsuits.

Litigation and dispute resolution can involve complex factual and legal issues, may continue for extended periods, and can be costly and time-consuming. Claims may result in significant damages, settlement payments, or other remedies, and even when we prevail, these matters may divert management attention and harm our reputation.

We maintain insurance coverage for certain risks; however, coverage may be unavailable for some exposures, may be subject to deductibles, exclusions, and self-insured retentions, and may be insufficient to cover all losses. In addition, certain risks, including environmental and pollution-related exposures, may not be fully insurable. Any material uninsured loss, or loss in excess of insurance limits or reserves, could adversely affect our business, financial condition, results of operations, and cash flows.

Our failure to recover adequately on contract variations submitted to project owners could have a material effect on our financial results.

We may submit contract variations to project owners for additional amounts exceeding the contract price or for amounts not included in the original contract price. Variations occur due to matters such as owner-caused delays or changes from the initial project scope, both of which may result in additional costs. At times, contract variation submissions can be the subject of lengthy negotiation, arbitration, or litigation proceedings, and it is difficult to accurately predict when these differences will be fully resolved. When these types of events occur and unresolved matters are pending, we have used existing liquidity to cover cost overruns pending their resolution. A failure to promptly recover on these types of customer submissions could have a negative impact on our revenues, liquidity and profitability in the future.

Our dependence upon third parties to perform portions of our work and supply materials and equipment could adversely affect our project performance and profitability.

We rely on subcontractors to perform portions of our construction work and on third-party manufacturers and suppliers to provide significant equipment and materials necessary to complete our projects. Many of these inputs are specialized and may be available only from a limited number of qualified sources. If we are unable to obtain qualified subcontractors, equipment, or materials when needed, our ability to perform projects on schedule and within budget could be adversely affected.

In addition, if the costs of subcontractors, equipment, or materials exceed our estimates, our gross profit may be reduced and we could incur losses, particularly on fixed-price contracts. If a subcontractor, supplier, or manufacturer fails to perform, deliver, or meet contractual requirements, we may be required to self-perform work or obtain substitute labor, materials, or equipment on an expedited basis or at higher cost, which could adversely affect project schedules and profitability.

Disputes with subcontractors, manufacturers, or suppliers regarding scope, performance, or payment may result in arbitration or litigation and could increase costs. In addition, if subcontractors fail to pay their lower-tier subcontractors, suppliers, or employees, liens may be asserted against our projects, which could require us to incur additional costs to resolve the liens or pursue legal remedies.

Any of these events could adversely affect our business, results of operations, and cash flows.

Failure to maintain safe work sites could result in significant losses as we work on projects that are inherently dangerous.

Our project sites can place our employees and others near large and/or mechanized equipment, high voltage electrical equipment, moving vehicles, dangerous processes or highly regulated materials, and in challenging environments. Consequently, safety is a primary focus of our business and is critical to our reputation. Many of our customers require that we meet certain safety criteria to be eligible to bid on contracts. Further, regulatory changes implemented by OSHA or similar government agencies could impose additional costs on us. We maintain programs with the primary purpose of implementing effective health, safety and environmental procedures throughout our company. If we fail to implement appropriate safety procedures and/or if our procedures fail, our employees or others may suffer injuries or illness. The failure to comply with such procedures, client contracts or applicable regulations could subject us to losses and liability, and could adversely impact our ability to complete awarded projects as planned, obtain projects in the future, or recruit and retain qualified craft labor.

Work stoppages, union negotiations and other labor problems could adversely affect us.

The performance of certain large-scale construction contracts may result in our hiring of employees in the U.S. and overseas who are represented by labor unions. We make sincere efforts to maintain favorable relationships and conduct good-faith negotiations with union officials. However, there can be no assurances that such efforts will eliminate the possibilities of unfavorable conflicts in the future. A lengthy strike or the occurrence of other work disputes, slowdowns or stoppages at any of our current or future construction project sites could have an adverse effect on us, resulting in cost overruns, schedule delays or even lawsuits that could be significant. In addition, labor incidents could result in negative publicity for us thereby damaging our business reputation and perhaps harming our prospects for the receipt of future construction contract awards in certain locales.

Future acquisitions or investments may not occur, and any acquisitions we complete may not be successfully integrated, which could limit our growth and adversely affect our results.

We may pursue opportunistic acquisitions or strategic investments to support growth, expand capabilities, or create synergies with our existing businesses. However, suitable acquisition targets may be difficult to identify, negotiations may be protracted or unsuccessful, and due diligence may identify issues that prevent us from completing transactions on acceptable terms, or at all. As a result, we may be unable to complete acquisitions or investments that support our growth strategy.

The timing, size, and financing of any future acquisitions are uncertain. Potential transactions may require the use of cash, equity, or a combination of both. The use of cash could reduce our financial flexibility, and our ability to raise additional capital may depend on market conditions, our operating results, and other factors outside our control. Our ability to use equity as consideration may be limited by the market price and liquidity of our common stock and the willingness of sellers to accept it. If adequate financing or acceptable consideration is not available, we may be unable to pursue attractive opportunities.

Even when acquisitions are completed, we may not achieve the anticipated benefits, including expected growth, margins, or synergies. Integrating acquired businesses may involve significant risks, including diversion of management attention, difficulty retaining key personnel, the discovery of previously unknown liabilities or project costs, challenges integrating systems and controls, and impairment of goodwill or other intangible assets.

In addition, we may determine that it is in our best interest to divest certain businesses. We may be unable to complete divestitures on acceptable terms or within desired timeframes, and any such transactions could result in losses.

Failure to successfully execute acquisitions, integrations, or divestitures could adversely affect our business, financial condition, results of operations, and reputation.

Our failure to protect our management information systems against security breaches could adversely affect our business and results of operations.

Our information systems are subject to the risk of unauthorized access, cyberattacks, phishing, malware, malicious code, system intrusions and other security incidents, including attempts to access or misuse our confidential and proprietary information and that of our customers, business partners and other third parties. Methods used to obtain unauthorized access evolve rapidly, and the increasing use of artificial intelligence has introduced additional cybersecurity risks that may be difficult to anticipate or mitigate. A successful security breach could result in the misappropriation of assets or information, manipulation of data, or damage to, or disruption of, our systems.

We rely heavily on computer, information, and communications technology and related systems, some of which are hosted or supported by third-party service providers. Disruptions in system availability, whether due to cybersecurity incidents, third-party failures or other causes, could delay or prevent the performance of critical business operations. While we maintain safeguards designed to protect the availability and security of our information technology systems, these measures may not be sufficient, and we may be required to expend significant additional resources to prevent, detect, respond to or remediate cybersecurity incidents.

We are subject to privacy and data protection laws and regulations in the United States and internationally, including the General Data Protection Regulation (“GDPR”) in the European Union, as well as contractual obligations requiring the protection of confidential and proprietary information. Although we have implemented security measures and technologies intended to protect sensitive information and support regulatory compliance, these measures may not prevent all security incidents. Any failure, or perceived failure, to comply with applicable laws, regulations or contractual obligations could result in litigation, regulatory investigations, fines, penalties or reputational harm.

While we do not operate in the high-technology sector and do not maintain large volumes of sensitive personal data, we maintain significant cash balances, which may make us a target for social engineering schemes, business email compromise, or other fraud. We maintain various insurance coverages intended to limit financial loss from these risks; however, such insurance may not cover all types of losses or may be insufficient to cover the full extent of any loss incurred.

As previously disclosed, we were the target of a complex criminal scheme in Fiscal 2024 that resulted in fraudulently-induced outbound wire transfers to a third-party account (see Note 17 to the accompanying consolidated financial statements). Although we are not aware of any other material cybersecurity incidents, we may be subject to future attacks or security breaches. Any such incident could adversely affect our reputation, business relationships, financial condition, results of operations or cash flows.

Changes in tax laws or tax rates could increase our tax expense.

We are subject to income taxes in the U.S. and in foreign jurisdictions. Changes in tax laws, tax treaties or regulations, or in their interpretation or enforcement, in any jurisdiction where we operate could increase our effective tax rate, increase our tax liabilities, or increase our costs of tax compliance.

Certain of our tax positions may be successfully challenged by tax authorities which could result in additional income tax expense.

The determination of our worldwide provision for income taxes requires significant judgment and involves the application of complex tax laws and regulations. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related appeals, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the realization of deferred tax assets, changes in uncertain tax positions, and changes in our tax strategies.

The examination of our income tax returns by tax authorities, or the resolution of any related appeals, could result in adjustments to income taxes previously recorded or paid. Any such adjustments could have a material adverse effect on our net earnings and cash flows from operations. See Note 12 to the accompanying consolidated financial statements for a discussion of our income tax examinations.

Violations of the Foreign Corrupt Practices Act or similar anti-bribery laws may harm our business.

The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to officials or others for the purpose of obtaining or retaining business. We maintain policies, procedures and internal controls designed to promote compliance with these laws. However, we cannot provide assurance that our controls and procedures will prevent violations by our employees or by third parties acting on our behalf, including partners, subcontractors or suppliers.

If we are found to be liable for anti-bribery law violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others including our partners, subcontractors or suppliers), we could suffer from criminal or civil penalties or other sanctions, including contract cancellations or debarment, and damage to our reputation, any of which could have a material adverse effect on our business. Litigation or investigations relating to alleged or suspected violations of anti-bribery laws, even if such litigation or investigations demonstrate ultimately that we did not violate anti-bribery laws, could be costly, and could divert management’s attention away from other aspects of our business.

Risks Related to an Investment in Our Securities

Our acquisition strategy may result in dilution to our stockholders.

We may make future acquisitions of other businesses that require the use of cash, issuances of common stock, and/or debt financing. Stock issuances and financing, if obtained, may not be on terms favorable to us and could result in substantial dilution to our stockholders at the time(s) of these transactions.

Future restricted stock issuances and stock option exercises will dilute the ownership of the Company’s current stockholders.

We award restricted stock units and stock options to directors, executives, and other key employees. The number of shares of our common stock that will ultimately be issued in connection with the restricted stock unit awards is not known. Any issuance will result in the dilution of the stock ownership of current stockholders. Additionally, future exercises of options to purchase shares of common stock at prices below prevailing market prices will result in ownership dilution for current stockholders.

Our officers, directors and certain unaffiliated stockholders may have meaningful control over the Company.

As of January 31, 2026, our executive officers and directors as a group directly owned approximately 2.7% of our voting shares. In addition, as of December 31, 2025, two other stockholders beneficially owned, in the aggregate, approximately 12.2% of our shares. As a result, these stockholders may be able to influence corporate actions such as the election of directors, amendments to our certificate of incorporation, the consummation of any merger, the sale of all or substantially all of our assets, or other actions requiring stockholder approval.

We may not pay cash dividends in the future.

Our board of directors evaluates our ongoing operational and financial performance in order to determine what role strategically aligned dividends should play in creating shareholder value. We have paid regular and special cash dividends in the past. Since Fiscal 2019, we have paid quarterly cash dividends. There can be no assurance that the evaluations of our board of directors will result in the payment of regular or special cash dividends, or a change in the amounts of such dividends, in the future.

We may discontinue the repurchase of our common stock in the future.

Under our share repurchase program, our board of directors has authorized us to repurchase shares of our common stock in the open market or through investment banking institutions, privately negotiated transactions, or direct purchases. We began to repurchase shares of our common stock in November 2021, and we have repurchased shares of our common stock during each fiscal year since then. The timing and amount of stock repurchase transactions depend on market and business conditions, applicable legal and credit requirements, and other corporate considerations. We have no obligation to repurchase any amount of our common stock under the share repurchase program. We could suspend, modify or discontinue our share repurchase program at any time, and we cannot guarantee that we will continue to make common stock repurchases up to the authorized amount.

Provisions of our certificate of incorporation and Delaware law could deter takeover attempts.

Provisions of our certificate of incorporation and Delaware law may delay, prevent, or complicate a merger, tender offer or proxy contest involving us. Among other things, our board of directors may issue up to 500,000 shares of our preferred stock and may determine the price, rights, preferences, privileges and restrictions, including voting and conversion rights, of these shares. The issuance of preferred stock by us could adversely affect the rights of holders of common stock by, among other factors, establishing dividend rights, liquidation rights and voting rights that are superior to the rights of the holders of the common stock. In addition, Delaware law limits transactions between us and other parties that acquire significant amounts of our stock without approval of our board of directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

We manage cybersecurity risk through programs implemented across our subsidiaries and corporate headquarters. The programs are designed to identify and address entity-specific risks related to our digital and physical assets and to protect our infrastructure, systems, data, customers, business partners and financial information from cybersecurity incidents. Corporate management provides oversight of the cybersecurity risk management programs across the organization.

Our cybersecurity programs are administered by information security, information technology and compliance professionals and managed by senior management at each subsidiary. The programs are integrated into our enterprise risk management process and are designed to align with recognized frameworks and industry standards, as applicable, and to comply with applicable legal and regulatory requirements. The audit committee of our board of directors oversees management’s cybersecurity programs and the reporting of cybersecurity incidents.

Risk Management and Strategy

Our cybersecurity professionals evaluate and refine cybersecurity measures as our business and operational needs evolve. Depending on each subsidiary’s environment, our controls include network and endpoint security tools, encryption, access controls (including multi-factor authentication), and patch and configuration management. We use managed endpoint detection and response tools to monitor, detect and respond to threats across desktops, laptops and mobile devices.

We maintain business continuity and disaster recovery plans intended to support the restoration of critical systems and operations following disruptions, including cybersecurity incidents. We also engage external specialists from time to time to assess our cybersecurity programs through activities such as audits, risk assessments and penetration testing. Such engagements differ across our subsidiaries, as they are tailored to the specific risk profile of each subsidiary, ensuring that each entity works with experts most suited to their specific cybersecurity needs. Management reports significant results and recommendations to the audit committee and, as appropriate, the board of directors.

We provide regular cybersecurity awareness training to employees, including training on phishing, social engineering and sensitive data handling, and we conduct periodic simulated phishing exercises. We also evaluate cybersecurity risks associated with third-party service providers that require access to our systems and, where appropriate, conduct ongoing reviews of vendor security practices. In addition, we maintain cybersecurity insurance obtained from industry-leading underwriters.

Our strategy for responding to cybersecurity incidents involves a well-defined plan at each subsidiary that prescribes dedicated cross-functional personnel to each response team, ensuring a coordinated and predefined response. These plans, which undergo regular review, assert the ability of system recovery processes and provide response frameworks for escalating issues. The plans are designed to minimize the impacts on our operations and stakeholders, initiate appropriate communications both within and outside of the organization, and identify recommendations for improvement.

Governance and Oversight

While our management team is tasked with the day-to-day handling of risks facing our organization, our audit committee, as delegated by the board of directors and documented in its charter, oversees cybersecurity risk and governance. Management provides the audit committee periodic updates regarding information security matters, including cybersecurity initiatives, vulnerability and risk assessments, third-party evaluations, and emerging threats. The audit committee also consults with internal audit and external specialists as needed. Our audit committee or the board of directors ensures that cybersecurity is seamlessly integrated into our strategic planning, aligning with our broader organizational goals.

Additionally, we have established a cross-organizational IT steering committee, comprising senior and executive leadership, enterprise risk management representatives, and IT management. To build a comprehensive cybersecurity strategy across the organization, this committee convenes as needed to discuss ongoing cybersecurity initiatives, emerging regulatory requirements and industry standards, and results of risk assessments.

Cybersecurity incidents, if any, are regularly reported to cross-functional teams at each subsidiary through the dedicated means we have in place, and events deemed critical are reported to the chief executive officer and chief financial officer. Moreover, the audit committee and the board of directors are promptly informed of any significant cybersecurity incident, along with continuous updates until resolution.

Cybersecurity Risks, Threats and Material Incidents

Cybersecurity threats are continually evolving, and no controls can provide absolute assurance against a cybersecurity incident. A successful breach or disruption could adversely affect our operations, financial condition or results of operations. Refer to “Our failure to protect our management information systems against security breaches could adversely affect our business and results of operations” in Item 1A. Risk Factors.

As previously disclosed, we were targeted by a complex criminal scheme early in Fiscal 2024 that resulted in fraudulently-induced outbound wire transfers to a third-party account (see Note 17 to the accompanying consolidated financial statements). We promptly discovered the fraudulent activity and contacted the remitting and receiving banks, dispute resolution experts, and federal and local law enforcement authorities. We also informed the audit committee and provided regular updates during investigation and recovery efforts. As a result of the fraud loss, net of funds recovered, and professional fees incurred related to an independent forensic investigation and recovery efforts, we recognized $2.7 million of loss in Fiscal 2024. We are unaware of any other significant security breaches at any of our business locations.

ITEM 2. PROPERTIES.

Our corporate headquarters are in Arlington, Virginia, where we lease office space.

Our Power segment owns and occupies a three-story office building in Glastonbury, Connecticut, which serves as its U.S. headquarters. The international operations of our Power segment owns two floors and leases an additional floor of an office building located in Limerick, Ireland, which serves as its headquarters. In addition, it owns an operations support facility in Nenagh, Ireland, that includes approximately 10,663 square feet of warehouse space and a small amount of office space. It also leases office space in a building located in Derby, England.

Our Industrial segment owns and occupies an industrial fabrication and warehouse facility (approximately 90,000 square feet), which includes office space, where it is headquartered in Winterville, North Carolina. In addition, the segment leases several offices that are located nearby.

Our Teledata segment is headquartered in Tracys Landing, Maryland, where it leases facilities that include approximately five acres of land, a 2,400 square foot maintenance facility, and office space. The segment also leases office space and warehouse space (approximately 11,460 square feet) in Hampton, Virginia.

We believe our owned and leased properties are adequate to support our current operations. Our operations in the field may require us to occupy additional facilities for project support, staging, or work performed at or near customer premises or job sites. Accordingly, we may lease local office space, construction offices on or near job sites, storage yards for equipment and materials, and temporary housing units under short-term arrangements. These costs are expensed as incurred and are included primarily in the cost of revenues.

ITEM 3. LEGAL PROCEEDINGS.

In the normal course of business, the Company may have pending claims and legal proceedings. We maintain accrued expense balances for the estimated amounts of legal costs expected to be billed related to any significant matter. In the opinion of management, based on information available at this time, there are no current claims and proceedings that would have a material adverse effect on the consolidated financial statements (see Note 10 to the accompanying consolidated financial statements). However, the outcomes of such legal claims and proceedings are subject to inherent uncertainties.

In March 2025, our U.K. subsidiary sued EP NI Energy Limited and EP UK Investment Limited (together referred to as “EP”) in the High Court of Justice, Business and Property Courts of England and Wales for EP’s breach of contract and failure to remedy various events which negatively impacted the schedule and costs of an overseas project, resulting in EP receiving the benefits of the construction efforts of our U.K. subsidiary and the corresponding progress on the project without making payments to which our U.K. subsidiary was contractually entitled. Our U.K. subsidiary provided the project owner notice to terminate because of project owner breaches of the contract. Those breaches were not resolved, as a result of which the contract terminated on May 3, 2024. Subsequently, the project owner made a draw for the full amount of a $10.0 million irrevocable letter of credit, or on-demand performance bond, issued by our bank. We believe the project owner improperly initiated the draw on the bond and, therefore, the amount should be refunded. This amount is included in accounts receivable as of January 31, 2026. Our U.K. subsidiary has significant billable receivables, unresolved contract variations and claims for extensions of time, among other issues, related to an overseas project. The project owner has asserted counterclaims that our U.K. subsidiary disputes. Our U.K. subsidiary will vigorously assert its rights and claims to recover its lost value and collect any remaining monies owed.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our common stock trade under the symbol AGX on the New York Stock Exchange (the “NYSE”). As of March 20, 2026, we had approximately 41 stockholders of record. This number does not include shareholders for whom shares were held in “street name.”

Dividends

Since Fiscal 2019, we have paid consecutive quarterly cash dividends. The regular quarterly dividend amount was increased from $0.25 per share of our common stock to $0.30 per share for the quarter ended October 31, 2023, to $0.375 per share for the quarter ended October 31, 2024, and to $0.50 per share for the quarter ended October 31, 2025. Each quarter, our board of directors evaluates the Company’s ongoing operational and financial performance in determining the amount of the regular dividend and any special dividend. There can be no assurance that these evaluations will result in the payment of cash dividends in the future.

Share Repurchase Program

In June 2020, our board of directors approved a share repurchase program to repurchase shares of our common stock (the “Share Repurchase Program”). The board has subsequently increased the authorization, the most recent occurring on April 10, 2025, when the board approved an additional $25 million increase, resulting in a total authorized amount of $150 million. In Fiscal 2025, the board extended the Share Repurchase Program through January 2027.

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

Information relating to our share repurchases for the fiscal quarter ended January 31, 2026 is as follows:

				Approximate Dollar
			Total Number of	Value of Shares That May Yet
			Shares Purchased as Part	Be Purchased under the
	Total Number of	Average Price per	of Publicly Announced	Plans or Programs
Period	Shares Repurchased	Share Paid	Plans or Programs	(Dollars in Thousands)
November 1 - 30, 2025	—	$—	—	$40,447
December 1 - 31, 2025	4,300	$322.86	4,300	$39,059
January 1 - 31, 2026	15,454	$327.99	4,282	$37,618
Total	19,754		8,582

For the month ended January 31, 2026, we accepted 11,172 shares of our common stock at the average price per share of $324.79 in exchange for the exercise price and/or tax withholding in connection with stock option exercises and restricted stock unit settlements that occurred during the month.

Common Stock Price Performance Graph

The graph presented below compares the percentage change in the cumulative total stockholder return on our common stock for the last five years with the S&P 500, a broad market index, and the Dow Jones US Heavy Construction TSM Index, a group index of companies where their focus is limited primarily to heavy civil construction. The returns are calculated assuming that an investment with a value of $100 was made in our common stock and in each index as of January 31, 2021, and that all dividends were reinvested in additional shares of common stock. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

	Years Ended January 31,
	2021	2022	2023	2024	2025	2026
Argan, Inc.	$100.00	$87.89	$94.88	$110.75	$346.55	$886.07
S&P 500	100.00	123.29	113.16	136.72	172.78	201.03
Dow Jones US Heavy Construction TSM	100.00	124.95	160.62	180.75	279.88	440.20

Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of our 2026 Annual Report may include projections, assumptions and beliefs that are intended to be “forward-looking statements.” They should be read while considering our cautionary statement regarding “forward-looking statements” presented at the beginning of this 2026 Annual Report. The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of January 31, 2026, and the results of their operations for Fiscal 2026 and

Fiscal 2025, and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in Item 8 of this 2026 Annual Report.

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended January 31, 2025, that was filed with the SEC on March 27, 2025, for a discussion of financial trends, variance drivers and other significant matters for Fiscal 2025 as compared with Fiscal 2024.

Overview

The Company is primarily a construction firm that conducts operations through its wholly-owned subsidiaries across three distinct reportable business segments.

Power: Our Power segment provides a full range of engineering, procurement, construction, commissioning, maintenance, project development and technical consulting services to the power generation market. The customers include primarily independent power producers, public utilities, power plant equipment suppliers and other commercial firms with significant power requirements. Customer projects are located in the U.S., Ireland and the U.K.

Industrial: Our Industrial segment provides field services supporting new plant construction and plant additions for industrial facilities primarily located in the Southeast region of the U.S. The segment also fabricates, delivers, and installs metal components, including piping systems and pressure vessels, and performs maintenance turnarounds, shutdowns, and emergency mobilizations.

Teledata: Our Teledata segment provides project management, construction, installation, maintenance, repair, and emergency response services across power distribution and information, communications, and data networks.  The segment’s customers include commercial and industrial organizations, as well as state and federal government agencies, primarily throughout the Mid-Atlantic region of the U.S.

Project Backlog

As of January 31, 2026 and 2025, our consolidated project backlog amount of $2.9 billion and $1.4 billion, respectively, consisted substantially of projects within our Power segment.

The amount of our project backlog reported at a point in time represents the expected revenues from the remaining work on projects where the scope is sufficiently defined and the contract value can be reasonably estimated. While the inclusion of contract values in project backlog involves management judgment based on the facts and circumstances, we typically include the value of the contract in project backlog upon receiving a notice to proceed from the project owner. In making the determination of project backlog, management may consider several factors, including terms of the contract, the degree of project financing and permitting, and historical experience with similar contracts. The start of new projects is primarily controlled by project owners and delays may occur that are beyond our control.

We are committed to the construction of state-of-the-art, natural gas-fired power plants, as important elements of our country’s electricity-generation mix now and in the future. We target natural gas-fired power plants, renewable energy plants, energy storage, and industrial construction opportunities in the U.S., and natural gas-fired power plants and biomass power plants in Ireland and the U.K. Our vision is to safely contribute to the construction of the energy infrastructure and state-of-the-art industrial facilities that are essential to future economic prosperity in the areas where we operate. We intend to realize this vision with motivated, creative, high-energy and customer-driven teams that are committed to delivering the best possible project results each and every time.

860 MW Thermal Project

In October 2025, we entered an EPC services contract and received the corresponding full notice to proceed (“FNTP”) for the construction of an approximately 860 MW natural gas-fired power plant located in the ERCOT market. Construction began during the fourth quarter of Fiscal 2026, and the project has an expected completion date in calendar year 2028.

1.4 GW Thermal Project

In October 2025, we received FNTP on an EPC services contract for a 1.4 GW combined-cycle natural gas-fired power plant in Ward County, Texas. Construction began during the fourth quarter of Fiscal 2026, and the project has an expected completion date in calendar year 2029.

170 MW Thermal Project

In July 2025, we entered an EPC services contract for the construction of a power plant with a planned electricity generation capacity of approximately 170 MW in County Meath, Ireland. Project activity commenced in the third quarter of Fiscal 2026. The project has an expected project completion date in calendar year 2028.

Sandow Lakes Power Station

In April 2025, we received a notice to proceed on an EPC services contract to build a 1.2 GW combined-cycle natural gas-fired power plant in Lee County, Texas. Project activity commenced in the second quarter of Fiscal 2026. The project has an expected completion date in calendar year 2028.

Tarbert Next Generation Power Station

In January 2025, we entered an EPC services contract to build an approximately 300 MW biofuel power plant located in County Kerry, Ireland. The Tarbert Next Generation Power Station will run on 100% sustainable biofuels, specifically hydrotreated vegetable oil. Project activity commenced in the first quarter of Fiscal 2026. The project has an expected completion date towards the end of calendar year 2027.

700 MW Combined-Cycle Project

In December 2024, we entered an EPC services contract and received the corresponding FNTP to build an approximately 700 MW combined-cycle natural gas-fired power plant located in the U.S. Project activity commenced in the fourth quarter of Fiscal 2025. Project completion is scheduled for calendar year 2028.

Louisiana LNG Facility

In June 2024, we entered a subcontract and received FNTP for the installation of five 90 MW gas turbines for the dedicated supply of power to a LNG facility in Louisiana. This project, led by our Power segment, was a collaboration with our Industrial segment. Project work was completed during the first half of Fiscal 2026.

405 MW Midwest Solar Project

In August 2024, we received FNTP on an EPC services contract to construct a utility-scale solar field in Illinois with the capacity to provide 405 MW of electrical power. Project completion is scheduled for Fiscal 2027.

Midwest Solar and Battery Projects

Between January and early May 2024, we received FNTPs for three state-of-the-art solar energy and battery energy storage facilities in Illinois. The three projects will cumulatively represent 160 MW of electrical power and 22 MW of energy storage. Two of these projects were completed in Fiscal 2025. Completion of the final project, which has experienced certain regulatory delays, is expected to occur within the first half of Fiscal 2027.

Trumbull Energy Center

In November 2022, we received FNTP related to an EPC services contract for the construction of a 950 MW combined-cycle natural gas-fired power plant in Lordstown, Ohio. Substantial completion of the project was reached during the fourth quarter of Fiscal 2026. Project completion is scheduled for the first half of Fiscal 2027.

Industrial Segment Project Backlog

As of January 31, 2026, our Industrial segment’s project backlog was approximately $253.0 million as compared to $53.2 million on January 31, 2025. During Fiscal 2026, the Industrial segment added contracts to its project backlog related to an automotive plant, data centers, an aluminum rolling and recycling facility, a water treatment plant, and facilities related to certain other industries.

Contract Termination

In prior fiscal years, our U.K subsidiary recognized an estimated contract loss related to an overseas project in the amount of approximately $13.4 million, of which $3.4 million was recorded during Fiscal 2025 and the remainder was recorded in Fiscal 2024. Our U.K subsidiary has significant billable receivables, unresolved contract variations and claims for extensions of time, among other issues, related to an overseas project (see Note 10 to the accompanying consolidated financial statements).

Market Outlook

Power Market Outlook

Electricity demand in the United States has increased to its highest levels in approximately two decades, driven by continued growth in data centers, increased electrification across transportation and industrial sectors, and ongoing onshoring of manufacturing activities. At the same time, a significant portion of the existing power generation fleet is aging or being retired, creating challenges for grid reliability as capacity additions struggle to keep pace with rising demand.

Grid operators have emphasized the need for additional dispatchable, reliable power sources to support system stability, particularly during periods of peak demand or reduced renewable output. These dynamics continue to influence investment decisions across the power generation sector. The timing and economics of power generation projects may also be influenced by evolving federal, state, and local regulatory requirements, permitting processes, and energy-related incentive programs, which can affect development schedules, financing, and project viability.

Natural gas remains the primary source of utility-scale electricity generation in the United States and continues to play a central role in maintaining grid reliability. The retirement of coal-fired facilities, combined with the efficiency, flexibility, and lower emissions profile of modern combined-cycle and simple-cycle gas plants, has supported sustained demand for natural gas-fired generation.

The pace of new gas-fired power plant development faces certain challenges, including equipment supply constraints, the limited number of EPC contractors, interconnection delays, evolving regulatory requirements, and financing considerations. In addition, long-term clean energy and decarbonization goals adopted by various jurisdictions may influence development timelines. However, recent actions by grid operators and state governments highlight a growing recognition of the importance of dispatchable generation in supporting reliability. Programs designed to incentivize new power capacity, including gas-fired facilities, reflect this focus. We believe that the operating efficiency, fuel availability, and operational flexibility of natural gas-fired power plants position them to remain a critical component of the U.S. generation mix, particularly as a complement to renewable energy resources.

Utility-scale solar generation and battery storage capacity continue to grow in the United States, supported by declining technology costs, advancements in energy storage, and available incentives. Battery storage, in particular, has become increasingly important in addressing the intermittency of renewable generation and enhancing grid flexibility. While renewable capacity additions are expected to continue, these resources typically require firm, dispatchable generation to ensure reliability. As a result, renewable energy development often requires natural gas-fired generation and energy storage solutions to support system balance and performance.

Behind-the-meter ("BTM") generation is becoming more prevalent among commercial and industrial customers, particularly data center developers facing tight timelines and interconnection constraints. As BTM resources expand alongside renewables, grid operators may require additional flexible dispatchable generation to maintain reliability, which could support continued demand for natural gas-fired power plants.

Nuclear energy may influence future generation capacity additions, with industry focus increasingly shifting toward small modular reactors ("SMRs") given the extended timelines, regulatory complexity, and high capital costs associated with conventional nuclear development. While interest in nuclear has grown due to its minimal carbon footprint, meaningful new capacity is generally not expected at scale for several years.

Our domestic operations of our Power segment historically has represented the predominant portion of our power-related revenues. However, overseas power markets may continue to provide important new power construction opportunities, particularly in Ireland and the United Kingdom. Both markets are pursuing ambitious renewable energy objectives while also emphasizing the need for flexible, dispatchable generation and grid-supporting technologies to maintain reliability as renewable penetration increases. In Ireland, energy policy continues to support the development of additional generation and grid support resources, including natural gas-fired generation, battery storage, and other technologies intended to enhance security of supply. In the U.K., energy policy continues to evolve, with ongoing efforts to expand renewable generation while recognizing the role of flexible conventional generation and grid infrastructure in supporting system reliability. We continue to pursue selective construction opportunities in these markets consistent with our experience in power generation and related infrastructure.

Across many of these markets, the demand for new power generation capacity and related infrastructure is occurring at a pace that exceeds the industry’s ability to construct new facilities in the near term. A limited number of experienced EPC contractors, along with constraints in specialized labor, major equipment manufacturing capacity, and project development timelines, have created a supply-constrained environment for large-scale power generation construction. As a result, project developers and utilities often rely on a relatively small group of contractors with demonstrated experience in the engineering and construction of large-scale power generation facilities.

We believe these market dynamics have contributed to a strong pipeline of project opportunities. Our backlog growth in recent periods reflects these conditions and the continued demand for experienced contractors capable of executing complex power generation projects. However, the timing and extent of future project awards remain subject to a variety of factors, including regulatory developments, financing conditions, permitting timelines, equipment availability, and broader economic conditions, any of which could affect the pace at which new power generation projects move forward.

Industrial Market Outlook

Industrial field services typically represent most of the revenues within our Industrial segment, with the remaining revenues derived primarily from metal fabrication projects. While the Industrial segment has executed projects across the U.S., its core operating footprint is concentrated in the Southeastern U.S., a region that continues to attract industrial investment due to favorable business climates, established transportation infrastructure, access to modern seaports, and supportive state and local economic development programs.

Demand for industrial construction services in this region continues to be driven by increased manufacturing investment, infrastructure upgrades, data center development, biotechnology and life sciences projects, energy storage deployment, and clean water and environmental initiatives. In addition, ongoing domestic manufacturing expansion, digital infrastructure investment, and supply chain realignment have supported construction activity across a range of industrial end markets, creating opportunities for large-scale, complex construction projects aligned with the Industrial segment’s capabilities.

While the industrial construction market continues to face headwinds such as rising labor costs, skilled labor availability constraints, and supply chain volatility, near-term activity levels are expected to remain supported by continued investment in manufacturing, data centers, infrastructure, and energy-related facilities. We believe the Industrial segment’s geographic footprint, project execution experience, and ability to support industrial customers across multiple end markets position it to compete effectively for projects within its core regions.

Teledata Market Outlook

In regards to our Teledata segment, demand for telecommunications and technology infrastructure continues to grow as utilities, businesses, and public sector entities invest in network capacity, connectivity, and digital infrastructure. Increased data center development, expansion of broadband and fiber networks, deployment of IoT-enabled systems, and ongoing grid modernization initiatives are driving demand for outside plant and inside plant construction and technology wiring services. In addition, utilities and commercial customers continue to upgrade communications infrastructure to support advanced metering, distributed energy resources, and other digital grid technologies. These trends are expected to support continued demand for the services provided by our Teledata segment.

Comparison of the Results of Operations for Fiscal 2026 and Fiscal 2025

The following schedule compares our operating results for Fiscal 2026 and Fiscal 2025 (dollars in thousands, except per share data):

	Years Ended January 31,
	2026	2025	$ Change	% Change
REVENUES
Power	$756,499	$693,036	$63,463	9.2%
Industrial	167,553	167,624	(71)	NM
Teledata	20,554	13,519	7,035	52.0
Revenues	944,606	874,179	70,427	8.1
COST OF REVENUES
Power	587,160	577,563	9,597	1.7
Industrial	147,226	145,329	1,897	1.3
Teledata	16,542	10,298	6,244	60.6
Cost of revenues	750,928	733,190	17,738	2.4
GROSS PROFIT	193,678	140,989	52,689	37.4
Selling, general and administrative expenses	58,977	52,794	6,183	11.7
INCOME FROM OPERATIONS	134,701	88,195	46,506	52.7
Other income, net	25,808	23,009	2,799	12.2
INCOME BEFORE INCOME TAXES	160,509	111,204	49,305	44.3
Provision for income taxes	22,735	25,745	(3,010)	(11.7)
NET INCOME	$137,774	$85,459	$52,315	61.2%

DILUTED EARNINGS PER SHARE	$9.74	$6.15	$3.59	58.5%

NM – not meaningful

Revenues

Power Segment

The revenues of the Power segment increased by 9.2%, or $63.5 million, to $756.5 million for Fiscal 2026 compared with revenues of $693.0 million for Fiscal 2025. The increase was primarily attributable to increased construction activity for the 405 MW Midwest Solar Project, the 700 MW Combined-Cycle Project, and the commencement of several recently started gas-fired projects. The increase in revenues between years was partially offset by decreased construction activities associated with the Trumbull Energy Center, the Midwest Solar and Battery Projects, the Louisiana LNG Facility, the ESB FlexGen Peaker Plants, and the Shannonbridge Power Project, as those projects are in their later stages or have fully concluded. The revenues of this business represented approximately 80.1% of consolidated revenues for Fiscal 2026 and 79.3% of consolidated revenues for the prior fiscal year. The project backlog amounts for the Power reportable segment as of January 31, 2026 and 2025 were $2.7 billion and $1.3 billion, respectively.

Industrial Segment

The revenues of the Industrial segment were essentially flat at $167.6 million for Fiscal 2026 compared to $167.6 million for Fiscal 2025, as increased field services construction activities were largely offset by decreased supporting vessel fabrication work between periods. The revenues of this business represented approximately 17.7% of consolidated revenues for Fiscal 2026 and 19.2% of consolidated revenues for the prior fiscal year. The project backlog amounts for the Industrial segment as of January 31, 2026 and 2025 were $253.0 million and $53.2 million, respectively.

Teledata Segment

The revenues of the Teledata segment were $20.6 million for Fiscal 2026 compared with revenues of $13.5 million for Fiscal 2025. The project backlog amounts for the Teledata segment as of January 31, 2026 and 2025 were $8.4 million and $3.6 million, respectively.

Cost of Revenues

Due primarily to the increase in consolidated revenues for Fiscal 2026 compared with revenues for Fiscal 2025, consolidated cost of revenues also increased. These costs were $750.9 million and $733.2 million for Fiscal 2026 and Fiscal 2025, respectively.

For Fiscal 2026, consolidated gross profit was $193.7 million, representing a gross profit percentage of approximately 20.5% of consolidated revenues, compared with $141.0 million, or approximately 16.1% of consolidated revenues, for Fiscal 2025. The increase in gross profit margin between periods was primarily attributable to the changing mix of projects and contract types. Our international operations experienced a significant improvement in profitability, reflecting strong execution and strategic discipline. In addition, disciplined execution on the Trumbull Energy Center reduced project costs and enabled us to achieve substantial completion ahead of schedule. The gross profit percentages of corresponding revenues for the Power, Industrial and Teledata segments for Fiscal 2026 were 22.4%, 12.1% and 19.5%, respectively. The gross profit percentages of corresponding revenues for the Power, Industrial and Teledata segments for Fiscal 2025 were 16.7%, 13.3% and 23.8%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $59.0 million for Fiscal 2026 and $52.8 million for Fiscal 2025, representing 6.2% and 6.0% of consolidated revenues, respectively. The increase was primarily due to higher incentive and stock-based compensation.

Other Income, Net

For Fiscal 2026 and Fiscal 2025, the net amounts of other income were $25.8 million and $23.0 million, respectively, which primarily reflected income earned during the periods on investments, cash and cash equivalents.

Provision for Income Taxes

We recorded income tax expense for Fiscal 2026 in the net amount of approximately $22.7 million. Our annual effective income tax rate for Fiscal 2026 was 14.2%. This tax rate differed from the statutory federal tax rate of 21% due to the favorable effects of the windfall benefit from stock-based compensation and the change in valuation allowance for NOLs. Partially offsetting these benefits were the unfavorable effects of state income taxes and certain nondeductible expense amounts.

We recorded income tax expense for Fiscal 2025 in the net amount of approximately $25.7 million. Our annual effective income tax rate for Fiscal 2025 was 23.2%. This tax rate differed from the statutory federal tax rate of 21% due to the unfavorable effect of state income taxes and the unfavorable effects of certain nondeductible expense amounts. Partially offsetting these unfavorable effects were the investment tax credit effect recorded in Fiscal 2025 related to our solar fund investments and the windfall benefit from stock-based compensation.

Liquidity and Capital Resources

As of January 31, 2026 and 2025, our balances of cash and cash equivalents were $339.5 million and $145.3 million, respectively, which represented an increase of $194.2 million between years.

The net amount of cash provided by operating activities for Fiscal 2026 was $414.7 million. Our net income for Fiscal 2026, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $157.3 million. The temporary increase in contract liabilities of $214.7 million represented a source of cash, primarily due to the net effect of the early phase of construction activities on certain projects. The decrease of accounts receivable in the amount of $42.3 million represented a source of cash during the period. The increase in the combined level of accounts payable and accrued expenses in the amount of $28.6 million represented a source of cash during the period as well. The increase in contract assets of $15.0 million and increase in other assets of $13.3 million represented uses of cash during the period.

For Fiscal 2026, we used $182.0 million for investing activities. During Fiscal 2026, we used $171.7 million, net of maturities, to invest in available-for-sale (“AFS”) securities consisting primarily of U.S. Treasury notes. We purchased $150.0 million of CDs issued by the Bank and maturities of $150.0 million during the period offset those purchases. We also used $11.5 million to fund our remaining capital contribution obligation to a solar energy project and $3.9 million for purchases of property, plant and equipment. Lastly, we received a $5.0 million repayment of a note receivable during the period.

For Fiscal 2026, we used $42.6 million for financing activities, including $24.3 million used for the payment of regular cash dividends and $9.9 million used to repurchase shares of common stock pursuant to our share repurchase program. We also used $8.4 million for share-based award settlements, which represented payments for withholding taxes reimbursed by shares of common stock, net of proceeds received from stock option exercises. As of January 31, 2026, there were no restrictions with respect to intercompany payments among the holding company and our subsidiaries.

As of January 31, 2026, certain amounts of our cash equivalents were invested in money market funds with assets invested in cash, U.S. Treasury obligations, other obligations issued by U.S. Government agencies and sponsored enterprises, and repurchase agreements secured by such obligations. Most of our operating bank account balances are maintained with the Bank. We do maintain certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of our overseas operations.

To monitor the actual and necessary levels of liquidity for our business, we focus on working capital, or net liquidity, in addition to our cash balances. Our net liquidity increased by $119.6 million to $421.0 million as of January 31, 2026 from $301.4 million as of January 31, 2025, due primarily to our net income, partially offset by the payment of cash dividends, common stock repurchases, and settlements of share-based awards, net of withholding taxes paid. As we have no debt service, as our fixed asset acquisitions in a reporting period are typically low, and as our net liquidity includes our short-term investments and AFS investments, our levels of working capital are not subjected to the volatility that affects our levels of cash and cash equivalents.

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

Financing Arrangements

On May 24, 2024, we executed with the Bank the Credit Agreement with an expiration date of May 31, 2027. The Credit Agreement, which was amended on October 23, 2025, has a base lending commitment amount of $35.0 million and establishes the interest rate for revolving loans at SOFR plus 1.85%. In addition to the base commitment, the credit facility includes an accordion feature that allows for an additional commitment amount of $30.0 million, subject to certain conditions. We may use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business as defined in the Credit Agreement. Further, on May 31, 2024, we entered a companion facility, in the amount of $25.0 million, pursuant to which an overseas subsidiary of the Company may cause the Bank’s European entity to issue letters of credit on its behalf that are secured by a blanket parent company guarantee issued by Argan to the Bank.

As of January 31, 2026 and 2025, we did not have any borrowings outstanding under the Credit Agreement. However, the Bank has issued a letter of credit in the total outstanding amount of $0.3 million as of January 31, 2026. As of January 31, 2025, there were no outstanding letters of credit issued under the credit facilities.

We have pledged most of the Company’s assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments if certain conditions are met. The Credit Agreement requires that we comply with certain financial covenants at our fiscal year-end and at each fiscal quarter-end. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of January 31, 2026, we were in compliance with the covenants and other requirements of the Credit Agreement.

Contractual Obligations

During Fiscal 2026, there was no significant change in the nature or amounts of our contractual obligations. We estimate that the balance of such contractual obligations as of January 31, 2026, was less than $20.0 million. The largest items in this estimate, operating leases and contractual and deferred compensation, are amounts included as liabilities in our consolidated balance sheet. The remainder of such obligations relate primarily to open service arrangements. Outstanding commitments represented by open purchase orders and subcontracts related to our construction contracts have not been included in the estimated amounts of contractual obligations as such amounts are expected to be funded through past or future contract billings to customers. We do not have any significant obligations for materials or subcontracted services beyond those required to complete construction contracts awarded to us.

Performance Bonds and Guarantees

In the normal course of business and for certain major projects, we may be required to obtain surety or performance bonding, to provide parent company guarantees, or to cause the issuance of letters of credit (or some combination thereof) to provide performance assurances to clients on behalf of one of our subsidiaries.

If our services performed under a guaranteed project would not be completed, or if it would be determined to have resulted in a material defect or other material deficiency, then we could be responsible for monetary damages or other legal remedies. As is typically required by any surety bond, we would be obligated to reimburse the issuer of any surety bond provided on behalf of a subsidiary for any cash payments made thereunder. The commitments under performance bonds generally end concurrently with the expiration of the related contractual obligation.

As of January 31, 2026, the estimated amount of our unsatisfied bonded performance obligations of all our subsidiaries was approximately $0.5 billion. In addition, as of January 31, 2026, the outstanding amount of bonds covering other risks, including warranty obligations and contract payment retentions related to completed activities, was $44.7 million.

When sufficient information about claims related to performance on projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such losses. As our subsidiaries are wholly owned, any actual liability related to contract performance is ordinarily reflected in the financial statement account balances determined pursuant to our accounting for contracts with customers. Any amounts that we may be required to pay in excess of the estimated costs to complete contracts in progress as of January 31, 2026 are not estimable.

Solar Energy Project Investments

We make investments in limited liability companies that make equity investments in solar energy projects that are eligible to receive energy tax credits, for which we have received substantially all the income tax benefits associated with those investments.

In Fiscal 2024, we invested $5.1 million in a solar tax credit entity and paid an additional $3.3 million in early Fiscal 2025 to satisfy our remaining capital commitment. Later in Fiscal 2025, we entered an investment opportunity in an additional solar tax credit entity, where we contributed $13.0 million in Fiscal 2025, followed by $11.5 million of remaining contributions in Fiscal 2026. As of January 31, 2026, we had no remaining cash investment commitments related to the solar tax credit entities. It is likely that we will evaluate opportunities to make other alternative energy project investments in the future.

Development Financing

We selectively participate in power plant project development and related financing activities. As is common in our industry, EPC contractors and third parties periodically form joint ventures, limited partnerships and limited liability companies for purposes of executing a project or program for a project owner. These special purpose entities are typically dissolved upon completion of the project or program.

We have agreed to support arrangements with independent project developers, primarily by providing development financing to special purpose entities formed to advance natural gas-fired power plant projects. Several of these arrangements have resulted in our successful construction of gas-fired power plants. In each case, we received project development fees, and our loans were repaid in full plus interest and fees. Not all such business development endeavors are successful, and we have recorded impairment losses as a result in the past.

In Fiscal 2025, we funded a loan to a special purpose entity in the amount of $5.0 million to support the development phase of a natural gas-fired power plant. During Fiscal 2026, the loan was repaid in full.

We may enter other support arrangements in the future in connection with power plant development opportunities when they arise and when we are confident that providing early financial support for the projects will lead to the award of the corresponding EPC contracts to us.

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

The following table presents the determinations of EBITDA for Fiscal 2026 and Fiscal 2025, respectively (amounts in thousands).

	2026	2025
Net income, as reported	$137,774	$85,459
Provision for income taxes	22,735	25,745
Depreciation	1,912	1,905
Amortization of intangible assets	376	391
EBITDA	$162,797	$113,500

Deferred Tax Assets and Liabilities

Our consolidated balance sheet as of January 31, 2026, includes net deferred tax liabilities in the amount of approximately $6.6 million. The components of our deferred taxes are presented in Note 12 to the accompanying consolidated financial statements. These amounts reflect differences in the periods in which certain transactions are recognized for financial and income tax reporting purposes.

We consider whether it is more likely than not that some portion or all deferred tax assets will not be realized on a jurisdiction-by-jurisdiction basis. Our ability to realize our deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the realization of our deductible temporary differences. If such estimates and assumptions regarding income amounts change in the future, we may be required to record additional valuation allowances against some or all the deferred tax assets resulting in additional income tax expense in our consolidated statement of earnings.

As of January 31, 2026, we had deferred tax assets in a total amount of approximately $13.7 million related to the net operating loss (“NOL”) of our foreign subsidiaries, primarily the operations of our U.K. subsidiary. Prior to Fiscal 2024, we had reserved a portion of the deferred tax assets related to these NOLs. As a result of the unexpected difficulties with an overseas project and the loss that was recorded by our U.K. subsidiary, we increased the amount of the allowance by $2.1 million in Fiscal 2024. During Fiscal 2025, we increase the valuation allowance by $1.4 million related to additional operating losses incurred by our U.K. subsidiary during the fiscal year. As of January 31, 2026, the deferred tax assets associated with the NOLs of our U.K. subsidiary remain fully offset by a valuation allowance.

During the year ended January 31, 2020 (“Fiscal 2020”), we recorded a deferred tax asset associated with the income tax benefit of our domestic NOL for the year without any corresponding valuation allowance. The tax changes enacted by the Coronavirus, Aid, Relief and Economic Security Act signed into law in March 2020 (the “CARES Act”) included re-

establishing a carryback period for certain losses to five years. The NOLs eligible for carryback under the CARES Act included the Company’s domestic loss for Fiscal 2020. In accordance with the provisions of the CARES Act, we filed for income tax refunds totaling approximately $12.7 million during the year ended January 31, 2021, for taxes paid in prior years. These amounts are included in income tax refunds receivable along with related accrued interest. The refund claims were primarily generated by a bad debt deduction recorded during Fiscal 2020. This deduction was selected for examination by the Internal Revenue Service (“IRS”). In January 2026, the IRS concluded its examination and proposed no changes to our Fiscal 2020 federal income tax return.

At this time, we believe that our historically strong earnings performance will provide sufficient income during the years when most of our other deferred tax assets become deductible in the U.S. for us to realize the applicable temporary income tax differences. Accordingly, we believe that it is more likely than not that we will realize the benefit of significantly all our net deferred tax assets.

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

Revenue Recognition

Our revenues are primarily derived from construction contracts that can span several quarters or years. We enter EPC and other long-term construction contracts principally based on competitive bids or in conjunction with our support of the development of power plant projects. The types of contracts may vary. However, the EPC contracts of our Power reporting segment, and most other large contracts awarded to our other companies, are often fixed-price contracts. Revenues are recognized primarily over time as performance obligations are satisfied due to the continuous transfer of control to the project owner or other customer. The accuracy of our revenues and profit recognition in any period depends on the accuracy of our estimates of the forecasted contract value, or transaction price, and the cost to complete the work for each project.

The accounting for revenues from contracts with customers is based on a five-step revenue recognition model that requires reporting entities to:

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

Actual costs may vary from the costs we estimate. Variations from estimated contract costs, along with other risks inherent in fixed-price contracts, may result in actual revenues and gross profits differing from those we estimate and could result in losses on projects or other significant unfavorable impacts on our operating results for any fiscal quarter or year. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined, without regard to the percentage of completion. There are various factors that can contribute to changes in estimated contract costs, revenues and profitability.

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

The transaction price of a contract represents the value used to determine the amount of revenue recognized as of the balance sheet date. It may reflect amounts of variable consideration, which could be either increases or decreases to the transaction price. These adjustments can be made from time-to-time during the period of contract performance as circumstances evolve related to such items as variations in the scope and price of contracts, claims, incentives and liquidated damages.

We may include an estimated amount of variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenues recognized on the particular contract will not occur when the uncertainty associated with the variable consideration is resolved. Our determination of the amount of variable consideration to be included in the transaction price of a particular contract is based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. The effect of any revisions to the transaction price on the amount of previously recognized revenues that is due to the addition or reduction of variable consideration is recorded currently as an adjustment to revenues on a cumulative catch-up basis. If any amounts of variable consideration that are reflected in the transaction price of a contract are not resolved in our favor, there could be reductions in, or reversals of, previously recognized revenues. In most significant instances, modifications to our contracts do not represent the addition of new performance obligations.

Contract results may be impacted by estimates of the amounts of contract variations that we expect to receive. The effects of any resulting revisions to revenues and estimated costs can be determined at any time and they could be material. As of January 31, 2026 and 2025, the aggregate amounts of contract variations reflected in estimated transaction prices that were pending customer approval were $11.4 million and $8.0 million, respectively.

Most of our customer contracts include the right for customers to terminate contracts for convenience. The value of future work that companies are contractually obligated to perform pursuant to active customer contracts should not be included in the disclosure of remaining unsatisfied performance obligations (“RUPO”) when the corresponding contracts include termination for convenience clauses without substantial penalties accruing to the customers upon such terminations. In the application of this guidance, we assess whether the nature of the work being performed under contract is largely service-

based and repetitive and should be considered a succession of one-month contracts for the duration of the identified term of the contract. Predominantly, our customers contract with us to construct assets, to fabricate materials or to perform emergency maintenance or outage services where we believe a substantial penalty or cost would be incurred upon a termination for convenience. We believe that in substantially all cases, there would be substantial costs incurred by a customer if it terminated a contract with us for convenience, including the costs of terminating subcontracts, canceling purchase orders, returning or otherwise disposing of delivered materials and equipment and restarting the effort with another contractor. Further, to the best of management’s knowledge, the Company has never had a customer terminate a material contract with us for convenience. Therefore, our disclosure of the value of RUPO on active customer contracts represents an amount based on contracts or orders received from customers that we believe are firm and where the parties are acting in accordance with their respective obligations (see Note 2 to the accompanying consolidated financial statements).

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

At the outset of each of our contracts, the potential amounts of liquidated damages typically are not subtracted from the transaction price as we believe that we have included activities in its contract plan, and have reflected the associated costs in our forecasts of completed contract costs, that will be effective in preventing such damages. Of course, circumstances may change as we fulfill the corresponding contract. The transaction price is reduced when we no longer consider it probable that a significant reversal of revenue will not occur upon resolution of the matter. In making these assessments, we consider potential liquidated damages, related costs, and any mitigating factors in estimating forecasted revenues and costs to complete.

Recently Issued Accounting Pronouncements

See Note 1 to the accompanying consolidated financial statement for discussion of recently issued accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates.

We maintain a substantial amount of our temporarily investable cash in certificates of deposit, money market funds, and U.S. Treasury notes (see Note 3 of the accompanying consolidated financial statements). As of January 31, 2026, the weighted average number of days remaining until maturity for the certificates of deposit and U.S. Treasury notes was 963 days. The weighted average annual interest rate of our certificates of deposit of $150.0 million, the money market funds balance of $149.6 million, and the U.S. Treasury notes with face value of $402.5 million was 3.7%. Based on the current rates of our invested funds as of January 31, 2026, an increase or decrease of 100 basis points in interest rates would change our annual investment earnings by $7.0 million.

In addition, our Credit Agreement provides for a credit facility subject to a variable interest rate of SOFR plus 1.85%. As of January 31, 2026 and 2025, we had no outstanding borrowings under our financing arrangements with the Bank (see Note 8 to the accompanying consolidated financial statements). A hypothetical change in the interest rate of our credit facility by 100 basis points would not have a material impact to our net income.

Foreign Exchange Risk

Most of our operations are based in the U.S. and, accordingly, most of our transactions are denominated in U.S. Dollars. Our foreign subsidiaries operate in either the British Pound or the Euro. Changes in the value of the U.S. Dollar to these currencies will impact our operating results and the value of our balance sheet items translated from their functional currencies.

The effects of translation are recognized in accumulated other comprehensive income, which is presented net of tax when applicable. Our foreign subsidiaries remeasure transactions and financial statement amounts denominated in local currencies to Euros or British Pounds. Gains and losses on the remeasurements are recorded in the other income, net, line of our consolidated statement of earnings.

Contract Costs Risk

As discussed in “Risk Factors” (see Item 1A), our fixed-price contracts expose us to the risk that actual costs may exceed estimates used to price the work. Cost overruns and schedule impacts may result from, among other factors, delays in the delivery of machinery and equipment, increases in labor or material costs, warranty costs, or the failure to obtain required resources when needed.

Recent changes in U.S. trade policy, including new or increased tariffs, have increased cost and supply chain uncertainty for certain construction materials and equipment. Tariffs may increase material costs and lead times, contribute to delivery delays, and adversely affect project costs and schedules. Because trade policy remains fluid, the ultimate impact is uncertain. We continue to monitor developments closely, as prolonged or expanded trade restrictions could negatively affect project costs, timing, and customer demand.

We are also subject to fluctuations in commodity prices, including steel products, copper, concrete, and fuel. While we seek firm supplier quotes, we generally do not hedge commodity price risk. Given the fixed-price nature of many of our contracts, commodity price volatility may adversely affect results of operations. We seek to mitigate these risks through bid assumptions, procurement strategies (including early procurement for major fixed-price projects), shortened quote periods in certain cases, and contractual protections where available. To date, fluctuations in construction material costs have not had a meaningful impact on the profitability of our active projects.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to the Consolidated Financial Statements on page 43 of this 2026 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Attached as exhibits to this 2026 Annual Report are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and a reference to the report of Grant Thornton LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting. The information in this Item 9A should be read in conjunction with the certifications and the report of Grant Thornton LLP for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the year covered by this 2026 Annual Report. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this 2026 Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, which is separately evaluated on an annual basis for purposes of providing the management report that is set forth below.

Based on the controls evaluation, our CEO and CFO have concluded that, as of the end of the year covered by this 2026 Annual Report, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to Argan and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the periods when our periodic reports are being prepared.

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

Management assessed our internal control over financial reporting as of January 31, 2026, the end of the fiscal year, based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of January 31, 2026 has been audited by Grant Thornton LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this 2026 Annual Report, as stated in their reports which appear with our accompanying consolidated financial statements.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

During the quarter ended January 31, 2026, no director or officer of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item will be incorporated by reference to our 2026 Proxy Statement, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table sets forth certain information, as of January 31, 2026, concerning securities authorized for issuance under options to purchase our common stock.

	Number of Securities	Weighted Average Exercise	Number of Securities
	Issuable under Outstanding	Price of Outstanding	Remaining Available for
	Options	Options	Future Awards (1)
Equity Compensation Plans Approved by the Stockholders (2)	78,067	$46.58	411,344
Equity Compensation Plans Not Approved by the Stockholders	—	—	—
Totals	78,067	$46.58	411,344
(1)	Represents the number of shares of common stock reserved for future stock awards, including restricted stock unit awards.
(2)	Approved plans include the Company’s 2011 and 2020 Stock Plans.

The number of issuable shares of our common stock under outstanding stock options presented in the chart above does not include an estimated 231,336 shares of our common stock covered by outstanding restricted stock units awarded pursuant to the terms of the Stock Plans.

The additional information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS.

(a)	Financial Statements: Our consolidated financial statements together with the reports of our independent registered public accounting firm on those consolidated financial statements and our system of internal control over financial reporting are filed as part of this 2026 Annual Report.
(b)	Financial Statement Schedules: We have omitted all financial statement schedules because they are not applicable, they are not material, or we have included the necessary information in our consolidated financial statements or related notes.
(c)	Exhibits: The following exhibits are filed as part of this 2026 Annual Report:

Exhibit No.	Filed with this Form 10-K	Description

3.1		Certificate of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on September 4, 2025.

3.2		Bylaws. Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on April 15, 2009.

4		Description of Registrant’s Securities. Incorporated by reference to Exhibit 4 to the Registrant’s Annual Report on Form 10-K filed on April 14, 2020.

10.1*		Argan, Inc. 2011 Stock Plan (Revised as of April 10, 2018). Incorporated by reference to the Registrant’s Proxy Statement filed on Schedule 14A on May 7, 2018.

10.2*		Argan, Inc. 2020 Stock Plan (Revised as of April 11, 2023). Incorporated by reference to the Registrant’s Proxy Statement filed on Schedule 14A on May 1, 2023.

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

Exhibit No.	Filed with this Form 10-K	Description

10.8*		Amendment No. 2020-1 to the Gemma Power Systems, LLC Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 9, 2020.

10.9*

The Nonqualified Deferred Compensation Plan, adopted by Gemma Power Systems, LLC, effective as of September 9, 2025. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on December 4, 2025.

10.10

Second Amended and Restated Replacement Credit Agreement, dated May 24, 2024, among Argan, Inc. and certain subsidiaries of Argan, Inc., as borrowers, and Bank of America, N.A., as the lender. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 31, 2024.

10.11

First Amendment to Second Amended and Restated Replacement Credit Agreement, dated October 23, 2025, among Argan, Inc. and certain subsidiaries of Argan, Inc., as borrowers, and Bank of America, N.A., as the lender. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 4, 2025.

10.12

Guarantee of Payment Agreement, dated May 24, 2024, between Argan, Inc. and Bank of America, N.A. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 31, 2024.

10.13

Master Issuance and Indemnity Agreement, dated May 31, 2024, between Atlantic Projects Company Limited and Bank of America, N.A. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 31, 2024.

14.1		Code of Ethics. Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed on April 27, 2004.

14.2		Argan, Inc. Code of Conduct, effective December 10, 2020. Incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K filed on December 10, 2020.

19.1		Insider Trading Policy. Incorporated by reference to Exhibit 19.1 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2025.
21.1	X	Subsidiaries of the Company.

23.1	X	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1	X	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	X	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	X	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	X	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*		Policy Regarding Repayment or Forfeiture of Certain Compensation (“Clawback Policy”). Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on April 11, 2024.

101.INS		XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema.

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase.

101.LAB		Inline XBRL Taxonomy Label Linkbase.

Exhibit No.	Filed with this Form 10-K	Description

101.PRE		Inline XBRL Taxonomy Presentation Linkbase.

101.DEF		Inline XBRLTaxonomy Extension Definition Document.

104		Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

March 26, 2026	By:	/s/ Joshua S. Baugher
Joshua S. Baugher
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David H. Watson	President and Chief Executive Officer, Director	March 26, 2026
David H. Watson	(Principal Executive Officer)

/s/ William F. Leimkuhler	Chairman of the Board of Directors	March 26, 2026
William F. Leimkuhler

/s/ Lisa L. Alexander	Director	March 26, 2026
Lisa L. Alexander

/s/ Cynthia A. Flanders	Director	March 26, 2026
Cynthia A. Flanders

/s/ Peter W. Getsinger	Director	March 26, 2026
Peter W. Getsinger

/s/ William F. Griffin	Director	March 26, 2026
William F. Griffin

/s/ John R. Jeffrey	Director	March 26, 2026
John R. Jeffrey

/s/ Karen A. Sweeney	Director	March 26, 2026
Karen A. Sweeney

/s/ James W. Quinn	Director	March 26, 2026
James W. Quinn

ARGAN, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2026

The following financial statements (including the notes thereto and the Reports of Independent Registered Public Accounting Firm with respect thereto), are filed as part of this 2026 Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Argan, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2026 and 2025, the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 26, 2026 expressed an unqualified opinion.

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

Revenue recognition for certain incomplete fixed-price contracts

As described in Note 1 and 2 to the consolidated financial statements, the Company recognizes revenues for fixed-price contracts over time using a cost-to-cost input method in which the extent of progress is measured based on the ratio of costs incurred to date to the total estimated costs at completion. In addition, the revenue recognition process requires the Company to determine the transaction price that represents the amount of consideration to which the Company expects to be entitled, which can require estimation of variable consideration related to matters surrounding change orders, claims, bonuses and penalties. We identified revenue recognition for certain incomplete fixed-price contracts as a critical audit matter.

The principal considerations for our determination that revenue recognition for certain incomplete fixed-price contracts is a critical audit matter are that the estimation of total costs at completion and/or of the total transaction price is subject to considerable management judgment which can be challenging, subjective, and complex to audit. In addition, future results related to such estimates may vary significantly from past estimates due to changes in facts and circumstances.

Our audit procedures related to the auditing of certain incomplete fixed-price contract revenues included the following, among others:

●	We evaluated the design and tested the operating effectiveness of internal controls over the Company’s estimates of variable consideration and costs at completion utilized in determining revenue recognition for certain incomplete fixed-price contracts.
●	For a sample of certain incomplete fixed-price contracts, we inspected contract agreements, related amendments, and change orders. We also tested underlying contractual and financial data for completeness and accuracy.
●	We tested amounts that represent variable consideration for a sample of revenue contracts by reviewing underlying contractual terms. We also performed a historical analysis to assess whether inclusion of material unapproved change orders included in the transaction price was reasonable.
●	We tested estimates at completion by evaluating the significant assumptions, taking into account the stage of the Company’s progress towards completion of the particular project.
●	We agreed a sample of incurred costs allocated to contracts to supporting documentation and recalculated revenues recognized based on the percentage of completion.
●	We attended a sample of monthly project review meetings to better understand the performance status of the project and observe management’s review control.
●	We performed retrospective audit procedures for a sample of revenue contracts to compare management’s historical estimated margins to the actual margins in order to assess management’s ability to estimate the transaction price and costs at completion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.

Arlington, Virginia
March 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Argan, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 31, 2026, and our report dated March 26, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Arlington, Virginia
March 26, 2026

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE YEARS ENDED JANUARY 31,

(In thousands, except per share data)

	2026	2025	2024
REVENUES	$944,606	$874,179	$573,333
Cost of revenues	750,928	733,190	492,499
GROSS PROFIT	193,678	140,989	80,834
Selling, general and administrative expenses	58,977	52,794	44,376
INCOME FROM OPERATIONS	134,701	88,195	36,458
Other income, net	25,808	23,009	12,475
INCOME BEFORE INCOME TAXES	160,509	111,204	48,933
Provision for income taxes	22,735	25,745	16,575
NET INCOME	137,774	85,459	32,358

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Foreign currency translation adjustments	4,739	(2,322)	(920)
Net unrealized gains (losses) on available-for-sale securities	2,617	(619)	199
COMPREHENSIVE INCOME	$145,130	$82,518	$31,637

EARNINGS PER SHARE
Basic	$10.00	$6.35	$2.42
Diluted	$9.74	$6.15	$2.39

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	13,772	13,448	13,365
Diluted	14,147	13,906	13,548

CASH DIVIDENDS PER SHARE	$1.75	$1.35	$1.10

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31,

(Dollars in thousands, except per share data)

	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$339,481	$145,263
Investments	555,500	379,874
Accounts receivable, net	133,677	175,808
Contract assets	43,397	28,430
Other current assets	60,202	51,925
TOTAL CURRENT ASSETS	1,132,257	781,300
Property, plant and equipment, net	16,596	14,463
Goodwill	28,033	28,033
Intangible assets, net	1,450	1,826
Deferred taxes, net	—	552
Right-of-use and other assets	8,018	10,053
TOTAL ASSETS	$1,186,354	$836,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$107,540	$97,297
Accrued expenses	89,748	83,319
Contract liabilities	513,969	299,241
TOTAL CURRENT LIABILITIES	711,257	479,857
Deferred taxes, net	6,555	—
Noncurrent liabilities	6,280	4,513
TOTAL LIABILITIES	724,092	484,370

COMMITMENTS AND CONTINGENCIES (see Notes 9 and 10)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 15,828,289 shares issued; 13,950,712 and 13,634,214 shares outstanding at January 31, 2026 and 2025, respectively	2,374	2,374
Additional paid-in capital	167,234	168,966
Retained earnings	406,197	292,698
Treasury stock, at cost – 1,877,577 and 2,194,075 shares at January 31, 2026 and 2025, respectively	(114,361)	(105,643)
Accumulated other comprehensive income (loss)	818	(6,538)
TOTAL STOCKHOLDERS’ EQUITY	462,262	351,857
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,186,354	$836,227

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2026, 2025 AND 2024

(Dollars in thousands)

	Common Stock		Additional			Accumulated
	Outstanding	Par	Paid-in	Retained	Treasury	Other Comprehensive	Total
	Shares	Value	Capital	Earnings	Stock	Income (Loss)	Stockholders' Equity
Balances, February 1, 2023	13,441,590	$2,374	$162,208	$207,832	$(88,641)	$(2,876)	$280,897
Net income	—	—	—	32,358	—	—	32,358
Foreign currency translation loss	—	—	—	—	—	(920)	(920)
Net unrealized gains on available-for-sale securities	—	—	—	—	—	199	199
Stock compensation expense	—	—	4,455	—	—	—	4,455
Stock option exercises and restricted stock unit settlements, net	104,090	—	(2,480)	—	3,577	—	1,097
Common stock repurchases	(303,160)	—	—	—	(12,464)	—	(12,464)
Cash dividends	—	—	—	(14,683)	—	—	(14,683)

Balances, January 31, 2024	13,242,520	2,374	164,183	225,507	(97,528)	(3,597)	290,939
Net income	—	—	—	85,459	—	—	85,459
Foreign currency translation loss	—	—	—	—	—	(2,322)	(2,322)
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(619)	(619)
Stock compensation expense	—	—	4,460	—	—	—	4,460
Stock option exercises and restricted stock unit settlements, net	409,245	—	323	—	(6,591)	—	(6,268)
Common stock repurchases	(17,551)	—	—	—	(1,524)	—	(1,524)
Cash dividends	—	—	—	(18,268)	—	—	(18,268)

Balances, January 31, 2025	13,634,214	2,374	168,966	292,698	(105,643)	(6,538)	351,857
Net income	—	—	—	137,774	—	—	137,774
Foreign currency translation gain	—	—	—	—	—	4,739	4,739
Net unrealized gains on available-for-sale securities	—	—	—	—	—	2,617	2,617
Stock compensation expense	—	—	7,867	—	—	—	7,867
Stock option exercises and restricted stock unit settlements, net	381,197	—	(9,599)	—	1,159	—	(8,440)
Common stock repurchases	(64,699)	—	—	—	(9,877)	—	(9,877)
Cash dividends	—	—	—	(24,275)	—	—	(24,275)

Balances, January 31, 2026	13,950,712	$2,374	$167,234	$406,197	$(114,361)	$818	$462,262

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31,

(Dollars in thousands)

	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$137,774	$85,459	$32,358
Adjustments to reconcile net income to net cash provided by operating activities
Stock compensation expense	7,867	4,460	4,455
Depreciation	1,912	1,905	2,013
Changes in accrued interest on investments	901	1,237	(3,899)
Non-cash lease expense	4,261	3,755	1,906
Deferred income tax expense	6,280	1,865	1,333
Other	(1,670)	1,019	720
Changes in operating assets and liabilities
Accounts receivable	42,252	(128,608)	2,764
Contract assets	(14,967)	19,759	(23,411)
Other assets	(13,258)	(7,681)	(1,004)
Accounts payable and accrued expenses	28,638	66,227	14,830
Contract liabilities	214,728	118,187	84,793
Net cash provided by operating activities	414,718	167,584	116,858

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(150,000)	(175,000)	(115,000)
Maturities of short-term investments	150,000	130,000	159,750
Purchases of available-for-sale securities	(226,647)	(139,922)	(104,492)
Maturities of available-for-sale securities	55,000	19,230	—
Purchases of property, plant and equipment	(3,877)	(6,583)	(2,756)
Repayment of note receivable	5,023	—	—
Issuance of note receivable	—	(5,023)	—
Investments in solar energy projects	(11,519)	(16,317)	(5,109)
Net cash used in investing activities	(182,020)	(193,615)	(67,607)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchases	(9,877)	(1,524)	(12,464)
Payments of cash dividends	(24,275)	(18,268)	(14,683)
Settlements of share-based awards, net of withholding taxes paid	(8,440)	(6,268)	1,097
Net cash used in financing activities	(42,592)	(26,060)	(26,050)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	4,112	322	(116)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	194,218	(51,769)	23,085
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	145,263	197,032	173,947
CASH AND CASH EQUIVALENTS, END OF PERIOD	$339,481	$145,263	$197,032

NON-CASH INVESTING AND FINANCING ACTIVITIES
Investments in solar energy projects not yet paid	$—	$11,519	$3,312
Right-of-use assets obtained in exchange for lease obligations	$5,257	$3,746	$2,444
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for operating leases	$4,154	$3,754	$1,910

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2026, 2025 AND 2024

(Tabular amounts in thousands, except per share data)

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Argan, Inc. (“Argan”) conducts its construction operations through its wholly-owned subsidiaries across three distinct reportable business segments: Power, Industrial, and Teledata. Argan and these consolidated subsidiaries are hereinafter collectively referred to as the “Company.”

Through the Power segment, the Company provides a full range of engineering, procurement, construction, commissioning, maintenance, project development, and technical consulting services to the power generation market. The customers include primarily independent power producers, public utilities, power plant equipment suppliers and other commercial firms with significant power requirements. Customer projects are located in the United States (the “U.S.”), the Republic of Ireland (“Ireland”) and the United Kingdom (the “U.K.”). The Company’s Industrial segment provides on-site services that support new plant construction and additions for industrial facilities primarily located in the Southeast region of the U.S. The segment also fabricates, delivers, and installs metal components, including piping systems and pressure vessels, and performs maintenance turnarounds, shutdowns, and emergency mobilizations. The Company’s Teledata segment provides project management, construction, installation, maintenance, repair, and emergency response services for power distribution and information, communication, and data networks. The segment’s customers include commercial and industrial organizations, as well as state and federal government agencies, primarily throughout the Mid-Atlantic region of the U.S.

Basis of Presentation and Significant Accounting Policies

The Company’s fiscal year ends on January 31 of each year. The consolidated financial statements include the accounts of Argan and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues, expenses, and certain financial statement disclosures. Management believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. Estimates are used for, but are not limited to, the Company’s accounting for revenues; the valuation of assets with long and indefinite lives including goodwill; the valuation of restricted stock units; the evaluation of uncertain income tax return positions; the valuation of deferred taxes; the accruals for estimated liabilities, including any losses related to legal matters; and the determination of the allowance for doubtful accounts. Actual results could differ from these estimates.

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

Predominantly all the Company’s long-term contracts are considered to have a single performance obligation. Although multiple promises to transfer individual goods or services may exist, they are not typically distinct within the context of such contracts because contract promises included therein are interrelated or the contracts require the Company to perform critical integration so that the customer receives a completed project. Warranties provided under the Company’s contracts with customers are assurance-type primarily and are recorded as the corresponding contract work is performed.

The transaction price for a customer contract represents the value of the contract awarded to the Company that is used to determine the amount of revenue recognized as of the balance sheet date. It may reflect amounts of variable consideration which could be either increases or decreases to the transaction price. These adjustments can be made from time-to-time during the period of contract performance as circumstances evolve related to such variable items as changes in the scope and price of contracts, claims, incentives and liquidated damages.

Variable Consideration

Variable consideration includes unapproved change orders where the Company has project-owner directive for additional work or other scope changes but has not yet obtained approval for the associated price or the corresponding additional effort. These amounts are included in the transaction price when it is considered probable that the applicable costs, including those for additional effort, will be recovered through a modification to the contract price. The Company also includes in the corresponding transaction price an estimate of the amount that it expects to receive from claims based on management’s judgment regarding all reasonably available information. Once a final amount has been determined, the transaction price may be revised again to reflect the final resolution.

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

The Company’s long-term contracts typically have scheduled dates and other performance objectives that if not achieved could subject the Company to liquidated damages. These contract requirements generally relate to specified activities that must be completed by an established date or by the achievement of a specified level of output or efficiency. Each applicable contract defines the conditions under which a project owner may be entitled to any liquidated damages. At the outset of each of the Company’s contracts, the potential amounts of liquidated damages typically are not subtracted from the transaction price as the Company believes that it has included activities in its contract plan, and the associated forecasted contract costs, that will be effective in preventing such damages. Of course, circumstances may change as the Company fulfills the corresponding contract. The transaction price is reduced by an applicable amount when the Company no longer considers it probable that a future reversal of revenues will not occur when the matter is resolved. The Company considers potential liquidated damages, the costs of other related items and potential mitigating factors in determining the adequacy of its regularly updated estimates of the amounts of gross profit expected to be earned on active projects.

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

Contract Assets and Liabilities

The Company’s timing of revenue recognition may not be consistent with its rights to bill and collect cash from project owners and other customers. Most contracts require payments as the corresponding work progresses that are determined in the manner described therein. Those rights are generally dependent upon advanced billing terms, milestone billings based on the completion of certain phases of work, or when services are performed. On most of the Company’s large contracts, milestone billings that occur early in the corresponding contract terms typically are made in advance of certain significant and related costs being incurred. This results in typically larger contract liability balances early in contract lives that decline over the terms of the corresponding contracts.

The balances of the Company’s accounts receivable represent amounts billed or billable to customers that have yet to be collected and represent an unconditional right to cash from its customers. Contract assets include amounts that represent the rights to receive payment for goods or services that have been transferred to the customer, with the rights conditional upon something other than the passage of time. Contract liabilities include amounts that reflect obligations to provide goods or services for which payment has been received.

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

Remaining Unsatisfied Performance Obligations

Most of the Company’s customer contracts include the right for customers to terminate contracts for convenience. The value of future work that the Company is contractually obligated to perform pursuant to active customer contracts should not be included in remaining unsatisfied performance obligations (“RUPO”) when the corresponding contracts include termination for convenience clauses without substantial penalties accruing to the customers upon such termination. Management assesses whether the nature of the work being performed under contract is largely service-based and repetitive and should be considered a succession of one-month contracts for the duration of the identified term of the contract. These types of arrangements do not qualify as RUPO. Predominantly, the Company’s customers contract with the Company to construct assets, to fabricate materials, or to perform emergency maintenance or outage services where management believes substantial penalties or costs would be incurred upon a termination for convenience, including the costs of terminating subcontracts, canceling purchase orders and returning or otherwise disposing of delivered materials and equipment. The value of RUPO on customer contracts represents amounts based on contracts or orders received from customers that the Company believes are firm and where the parties are acting in accordance with their respective obligations. The cancellation or termination of contracts for the convenience of customers has not had a material adverse effect on the consolidated financial statements.

Warranties

The Company generally provides assurance-type warranties for work performed under its construction contracts. The warranties cover defects in equipment, materials, design or workmanship, and most warranty periods typically run from nine to twenty-four months after the completion of construction on a particular project. Because of the requirements of the Company’s projects, including project owner inspections of the work both during construction and prior to substantial completion, the Company has not experienced material unexpected warranty costs in the past. Warranty costs are estimated based on experience with the type of work and any known risks related to each completed project. The accruals of liabilities, which are established to cover estimated future assurance-type warranty costs, are recorded as the contracted work is performed, and they are included in the amounts of accrued expenses in the consolidated balances sheets. The liability amounts may be periodically adjusted to reflect changes in the estimated size and number of expected warranty claims.

Allowances for Accounts Receivable – The Company may extend credit to a customer without requiring tangible collateral based on an evaluation of the customer’s financial condition and other factors. Customer payments on other construction, fabrication, and field service contracts are generally due within 30 days of billing, depending on the negotiated terms of the corresponding contract. Exposure to losses on accounts and notes receivable is expected to differ due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and may establish an allowance for credit losses based on management’s estimate of the loss that is expected to occur over the remaining life of the particular financial asset.

Cash Equivalents – The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Available-For-Sale Securities – At each balance sheet date, available-for-sale (“AFS”) securities are stated at fair value with unrealized gains and losses, net of income taxes, presented as a component of accumulated other comprehensive income. Interest income, accretion of discounts, amortization of premiums, and realized gains and losses are included in other income, net, in the Company’s consolidated statements of earnings. The Company determines the cost of securities sold based on the specific identification method. The Company determines the appropriate classification of AFS securities based on whether they represent the investment of cash available for current operations, as defined in Accounting Standards Codification (“ASC”) 210-10-45-1 and ASC 210-10-45-2. The classification of the AFS securities is reevaluated at each balance sheet date.

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

Inventory – Inventory consists of raw materials held for use in the ordinary course of business and are valued at the lower of cost or net realizable value.

Shipping and Handling Costs – Shipping and handling fees billed to customers are included in revenues, while the related costs are included in cost of revenues.

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation. Such assets acquired in a business combination are initially included in the Company’s consolidated balance sheet at fair value. Depreciation amounts are determined using the straight-line method over the estimated useful lives of the assets, other than land. Building and leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the related asset or the lease term. The costs of maintenance and repairs are expensed as incurred and major improvements are capitalized. When an asset is sold or retired, the cost and related accumulated depreciation amounts are removed from the accounts and the resulting gain or loss is included in earnings.

Goodwill – On November 1 of each year, the Company reviews the carrying value of goodwill amounts for impairment. The Company also evaluates amounts of goodwill for impairment at any time when events or changes in circumstances indicate that goodwill value may be impaired.

The Company identifies a potential impairment loss by comparing the fair value of a reporting unit with the reporting unit’s carrying amount, including goodwill. In the quantitative approach, the fair value of the reporting unit is estimated using various market-based and income-based valuation techniques as applicable in the circumstances. If the fair value of the reporting unit exceeds the related carrying amount, goodwill of the reporting unit is not deemed to be impaired. If the carrying amount of the reporting unit exceeds its fair value, a goodwill impairment loss is recorded in an amount equal to the excess of the unit’s carrying value over its fair value, not to exceed the amount of goodwill allocated to the reporting unit.

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

Long-Lived Assets – Long-lived assets, consisting primarily of intangible assets with definite lives, right-of-use assets, and property, plant and equipment, are subject to review for impairment whenever events or changes in circumstances indicate that a carrying amount should be assessed. In such circumstances, the Company would compare the carrying value of the long-lived asset to the undiscounted future cash flows expected to result from the use of the asset. If the Company determines that the carrying value of the asset is not recoverable, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset. The Company’s intangible assets with definite lives are amortized over their estimated useful lives using the straight-line method.

Leases – The Company determines whether a contract is a lease at the inception of the contract based on whether the contract provides the Company the right to control the use of a physically distinct asset or substantially all the capacity of an asset. Operating lease right-of-use assets and associated lease liabilities are recorded in the balance sheet at the lease commencement date based on the present value of future minimum lease payments to be made over the expected lease term. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate at the commencement date in determining the present value of future payments. The expected lease term includes any option to extend or to terminate the lease when it is reasonably certain the Company will exercise such option.

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

Interest incurred related to overdue income taxes is included in the provision for income taxes; franchise taxes, other than those based on income, and income tax penalties are included in selling, general and administrative expenses. The amounts of interest that are accrued related to tax refund receivables are recorded in other income, net.

Tax Credit Investments – The Company holds equity investments in Solar Tax Credit (“STC”) entities. Primarily, the STC investments are structured as limited liability companies that invest in solar energy projects that are eligible to receive energy tax credits. The Company has elected to use the proportional amortization method (“PAM”) for STC investments that qualify. Under PAM, an investment is amortized in proportion to the allocation of tax benefits received in each period, and the investment amortization and tax benefit amounts are presented net within the provision for income taxes in the Company’s consolidated statements of earnings.

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

The Company awards restricted stock units and stock options to senior executives, certain other key employees, and members of the Company’s board of directors. For restricted stock units, awardees earn the right to receive shares of common stock as certain performance goals are achieved and/or service periods are satisfied. The Company’s stock awards include time-based restricted stock units (“TRSUs”), total stock return performance-based restricted stock units (“PRSUs”), earnings per share performance-based restricted stock units (“EPRSUs”), and renewable energy performance-based restricted stock units (“RRSUs”). Stock options awarded have exercise prices per share at least equal to the market value per share of the Company’s common stock on the grant date. Stock options have a maximum term of ten years. Typically, stock options are awarded with one-third of each stock option award vesting on each of the first three anniversaries of the corresponding award date.

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

For EPRSUs and RRSUs, the fair value of each award equals the aggregate market price for the number of shares that, as of the award date, are probable of vesting based on the performance conditions. For EPRSUs, stock compensation expense is recorded using the straight-line method over the requisite service period based on the number of shares that are probable of vesting in accordance with the performance conditions. For RRSUs, compensation expense is recognized using the graded attribution method over the requisite service period when it is probable that the performance conditions will be satisfied.

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

Foreign Currency Translation – The accompanying consolidated financial statements are presented in the currency of the United States (“U.S. Dollars”). The effects of translating the financial statements of the Company’s foreign subsidiaries from their functional currencies into the Company’s reporting currency (U.S. Dollars) are recognized as translation adjustments in accumulated other comprehensive income. There are no applicable income taxes. The translation of assets and liabilities to U.S. Dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of earnings amounts is made monthly based generally on the average currency exchange rate for the month.

Foreign currency transactions are remeasured at current exchange rates, with adjustments recorded as foreign currency gains or losses. Net foreign currency gains and losses are included in other income, net, in the consolidated statements of earnings. For the years ended January 31, 2026 (“Fiscal 2026”), 2025 (“Fiscal 2025”) and 2024 (“Fiscal 2024”), such amounts were not material.

Treasury Stock – Treasury stock is recorded using the cost method. Incremental direct costs to purchase treasury stock, including excise tax, are included in the cost of the shares acquired. The Company uses the average cost method to account for treasury stock. For shares of treasury stock provided for settlements or sold at a price higher than its cost, the gain is recorded to additional paid-in capital. For shares of treasury stock provided for settlements or sold at a price lower than its cost, the loss is recorded in additional paid-in capital to the extent there are previous net gains included in the account. Any losses greater than that amount are recorded to retained earnings.

Net Income Per Share – Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed similarly; however, the denominator is adjusted for the number of common stock equivalents that would have a dilutive effect using the treasury stock method. If a common stock equivalent is considered anti-dilutive, it is not included. Potentially dilutive common stock equivalents include stock options and restricted stock units.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which introduces more detailed requirements for annual disclosures for income taxes. The ASU requires public business entities to present specific categories in the income tax rate reconciliation and to provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose the amounts of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdiction. The amendments in this update are effective for fiscal years beginning after December 15, 2024. Early adoption was permitted. Accordingly, the Company adopted the provisions of ASU 2023-09 on a prospective basis beginning with the year ended January 31, 2026. The adoption of the new standard had no impact on the Company’s financial position, results of operations, or cash flows on the date of transition.

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

NOTE 2 – REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenues

The following table presents consolidated revenues for Fiscal 2026, Fiscal 2025 and Fiscal 2024, disaggregated by the geographic area where the corresponding projects were located:

	2026	2025	2024
United States	$852,212	$783,107	$334,244
Republic of Ireland	65,009	81,356	198,701
United Kingdom	27,385	9,716	40,388
Totals	$944,606	$874,179	$573,333

Revenues for projects located in Ireland and the U.K. are attributed to the Power segment. The major portions of the Company’s consolidated revenues are recognized pursuant to fixed-price contracts with most of the remaining portions earned pursuant to time-and-material contracts. Consolidated revenues are disaggregated by reportable segment in Note 16 to the consolidated financial statements.

The Company’s revenues primarily are related to construction activities. During Fiscal 2026, the Company recognized approximately $2.1 million in revenues related to project development activities.

Contract Assets and Liabilities

During Fiscal 2026 and Fiscal 2025, there were no unusual or one-time adjustments to contract asset or contract liabilities balances that were material. The Company recognized the following revenues that were included in the contract liabilities balances at the beginning of the respective fiscal year:

	2026	2025
Revenues recognized from contract liabilities	$299,047	$177,254

Contract retentions are billed amounts which, pursuant to the terms of the applicable contract, are not paid by customers until a defined phase of a contract or project has been completed and accepted. These retained amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. The amounts retained by project owners and other customers under construction contracts as of January 31, 2026, and 2025 were $54.5 million and $15.8 million, respectively.

Variable Consideration

Variable consideration includes unapproved change orders where the Company has project-owner directive for additional work or other scope changes but has not yet obtained approval for the associated price or the corresponding additional effort. These amounts are included in the transaction price when it is considered probable that the applicable costs, including those for additional effort, will be recovered through a modification to the contract price. As of January 31, 2026 and 2025, the aggregate amounts of contract variations, which primarily related to an overseas project and were included in the corresponding transaction prices pending customer approvals, were $11.4 million and $8.0 million, respectively.

Remaining Unsatisfied Performance Obligations

As of January 31, 2026, the Company had RUPO of $2.9 billion. The largest portion of RUPO at any date usually relates to engineering, procurement and construction (“EPC”) services and other construction contracts with typical performance durations of one to four years. The Company estimates that it will recognize approximately 38% of RUPO as revenue during the next 12 months, with substantially all the remaining performance obligations to be recognized within 12 to 24 months thereafter. It is important to note that estimates may be changed in the future and that cancellations, deferrals or scope adjustments may occur related to work included in the amount of RUPO as of January 31, 2026. Accordingly, RUPO may be adjusted to reflect project delays and cancellations, revisions to project scope and cost and foreign currency exchange fluctuations, or to revise estimates, as effects become known. Such adjustments to RUPO may materially reduce future revenues below Company estimates.

Contract Termination

In prior fiscal years, the U.K subsidiary of the Company recognized an estimated contract loss related to an overseas project in the amount of approximately $13.4 million, of which $3.4 million was recorded during Fiscal 2025 and the remainder was recorded in Fiscal 2024. The Company’s U.K subsidiary has significant billable receivables, unresolved contract variations and claims for extensions of time, among other issues, related to an overseas project (see Note 10).

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash Equivalents

As of January 31, 2026 and 2025, certain amounts of cash equivalents were invested in money market funds with assets invested in high-quality money market instruments, including U.S. Treasury obligations; obligations of U.S. government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by such obligations. The balances of accrued dividends as of January 31, 2026 and 2025 were $0.5 million and $0.3 million, respectively.

Investments

The Company’s investments consisted of the following as of January 31, 2026 and 2025:

	2026	2025
Short-term investments	$151,901	$153,129
Available-for-sale securities	403,599	226,745
Total investments	$555,500	$379,874

Short-Term Investments

Short-term investments as of January 31, 2026 and 2025, consisted solely of CDs with initial maturities of one year or less purchased from Bank of America, N.A. (the “Bank”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest. The balances of accrued interest on the CDs as of January 31, 2026 and 2025 were $1.9 million and $3.1 million, respectively.

Available-For-Sale Securities

The Company’s AFS securities consisted of the following amounts of amortized cost, allowance for credit losses, gross unrealized gains and losses, and estimated fair value by contractual maturity as of January 31, 2026 and 2025:

	January 31, 2026
		Allowance for	Gross	Gross	Estimated
	Amortized	Credit	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Losses	Value
U.S. Treasury notes:
Due within one year	$45,446	$—	$127	$8	$45,565
Due in one to three years	77,931	—	1,182	13	79,100
Due in three to five years	277,196	—	2,192	454	278,934
Totals	$400,573	$—	$3,501	$475	$403,599

	January 31, 2025
		Allowance for	Gross	Gross	Estimated
	Amortized	Credit	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Losses	Value
U.S. Treasury notes:
Due within one year	$50,676	$—	$126	$7	$50,795
Due in one to three years	84,881	—	381	105	85,157
Due in three to five years	91,599	—	124	930	90,793
Totals	$227,156	$—	$631	$1,042	$226,745

As of January 31, 2026 and 2025, interest receivable in the amounts of $3.4 million and $2.1 million, respectively, were included in the balances of AFS securities. During Fiscal 2026 and Fiscal 2025, there were no sales of the Company’s AFS securities and, therefore, there were no amounts of gains or losses reclassified out of other comprehensive income into net income.

The Company does not believe the unrealized losses represent credit losses based on the evaluation of evidence as of January 31, 2026, which includes an assessment of whether it is more likely than not that the Company will be required to sell or intends to sell the investments before recovery of their corresponding amortized cost bases.

Earnings on Cash and Invested Funds

The Company earns interest and dividends on its cash equivalents and invested funds. The Company also earns interest on most of its cash balances. Earnings on invested funds and cash account balances for Fiscal 2026, Fiscal 2025 and Fiscal 2024 were $24.0 million, $21.3 million and $14.1 million, respectively. Earnings on investments are included in other income, net, in the consolidated statements of earnings.

As of January 31, 2026 and 2025, the weighted average annual yields of the Company’s outstanding invested funds and interest-bearing cash account balances were 3.0% and 4.1%, respectively.

Concentration Risk

The Company has a substantial portion of its cash on deposit in the U.S. with the Bank or invested in CDs purchased from the Bank. In addition, the Company has cash invested in money market funds at separate institutions. The Company maintains with the Bank certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of foreign operations. As of January 31, 2026 and 2025, approximately 10% and 1%, respectively, of the Company’s cash, cash equivalents, and investments were held by foreign subsidiaries in Ireland and the U.K. Management does not believe that the combined amounts of the CDs and the cash deposited with the Bank, cash invested in money market funds, and cash balances maintained at financial institutions in Ireland and the U.K., in excess of government-insured levels, represent material risks.

NOTE 4 – FAIR VALUE MEASUREMENTS

The following table presents the Company’s financial instruments as of January 31, 2026 and 2025 that are measured and recorded at fair value on a recurring basis:

	January 31, 2026			January 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	Inputs	Inputs	Inputs	Inputs	Inputs	Inputs
Cash equivalents:
Money market funds	$149,597	$—	$—	$93,067	$—	$—
Available-for-sale securities:
U.S. Treasury notes	—	403,599	—	—	226,745	—
Totals	$149,597	$403,599	$—	$93,067	$226,745	$—

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable includes amounts that have been billed and amounts that are billable to customers. As of January 31, 2026 and 2025, there were billable amounts related to an overseas project in the total amount of $25.5 million and $23.1 million, respectively, including the expected refund of the amount of the letter of credit draw identified in Note 10.

The amount of the provision for credit losses for Fiscal 2026, Fiscal 2025 and Fiscal 2024 were insignificant. The allowance for credit losses as of January 31, 2026 was insignificant. The allowance for credit losses was $1.9 million as of January 31, 2025.

NOTE 6 – INTANGIBLE ASSETS

Goodwill

The Company used a qualitative approach to assess goodwill impairment for its reporting units that had goodwill as of November 1, 2025 and 2024. At each date, the Company concluded that it was more likely than not that the fair value of the respective reporting unit exceeded its corresponding carrying value. Accordingly, the Company determined that a quantitative impairment assessment was not necessary. The changes in the balances of the Company’s goodwill by reportable segment for Fiscal 2026 and Fiscal 2025 were as follows:

	Power	Industrial	Teledata	Totals
Goodwill as of February 1, 2024	$18,476	$9,467	$90	$28,033
Impairment losses	—	—	—	—
Goodwill as of January 31, 2025	18,476	9,467	90	28,033
Impairment losses	—	—	—	—
Goodwill as of January 31, 2026	$18,476	$9,467	$90	$28,033

Balances, January 31, 2026:
Goodwill	$22,525	$14,365	$90	$36,980
Accumulated impairment losses	(4,049)	(4,898)	—	(8,947)
Goodwill as of January 31, 2026	$18,476	$9,467	$90	$28,033

For income tax reporting purposes, the 15-year straight-line amortization of goodwill related to acquisitions in the approximate amount of $16.5 million was completed during Fiscal 2024. The other amounts of the Company’s goodwill are not amortizable for income tax reporting purposes.

Intangible Assets

The Company’s intangible assets, other than goodwill, relate primarily to the Industrial segment and consisted of the following as of January 31, 2026 and 2025:

		January 31, 2026			January 31, 2025
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Amounts	Amortization	Amounts	Amounts	Amortization	Amounts
Trade name	15 years	$4,499	$3,049	$1,450	$4,499	$2,749	$1,750
Customer relationships	10 years	916	916	—	916	840	76
Totals		$5,415	$3,965	$1,450	$5,415	$3,589	$1,826

There were no additions to intangible assets during Fiscal 2026 or Fiscal 2025. In addition, there were no impairment losses related to the assets for Fiscal 2026, Fiscal 2025 or Fiscal 2024. Amortization expense related to intangible assets was $0.4 million for each of Fiscal 2026, Fiscal 2025 and Fiscal 2024.

Estimated future amortization expense for intangible assets as of January 31, 2026 is as follows:

Amortization
Years Ending January 31,	Expense
2027	$300
2028	300
2029	300
2030	300
2031	250
Thereafter	—
Total	$1,450

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following as of January 31, 2026 and 2025:

	2026	2025	Useful Life
Land and improvements	$936	$936	Improvements 5-20 Years
Building and improvements	12,864	11,412	Buildings 20-50 Years(1)
Furniture, machinery and equipment	18,537	17,386	2 - 20 Years
Trucks, trailers and other vehicles	5,601	5,856	3 - 10 Years
	37,938	35,590
Accumulated depreciation	(21,342)	(21,127)
Property, plant and equipment, net	$16,596	$14,463

(1)	Leasehold improvements are depreciated over the shorter of the useful life of the leasehold improvement or the lease term.

Property, plant and equipment, net, disaggregated by geographic area as of January 31, 2026 and 2025 are as follows:

	2026	2025
United States	$14,550	$12,515
Republic of Ireland	1,999	1,850
United Kingdom	47	98
Property, plant and equipment, net	$16,596	$14,463

Depreciation expense for property, plant and equipment was $1.9 million, $1.9 million and $2.0 million for Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively. The costs of maintenance and repairs were $1.8 million, $1.5 million and $1.6 million for Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively. Depreciation expense and maintenance and repair costs were recorded primarily in selling, general and administrative expenses.

NOTE 8 – FINANCING ARRANGEMENTS

On May 24, 2024, the Company and the Bank executed the Second Amended and Restated Replacement Credit Agreement with an expiration date of May 31, 2027 (the “Credit Agreement”), which was amended on October 23, 2025. The Credit Agreement has a base lending commitment amount of $35.0 million and establishes the interest rate for revolving loans at the Secured Overnight Financing Rate (“SOFR”) plus 1.85%. In addition to the base commitment, the credit facility includes an accordion feature that allows for an additional commitment amount of $30.0 million, subject to certain conditions. The Company may use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business as defined in the Credit Agreement. Further, on May 31, 2024, the Company entered a companion facility, in the amount of $25.0 million, pursuant to which an overseas subsidiary of the Company may cause the Bank’s European entity to issue letters of credit on its behalf that will be secured by a blanket parent company guarantee that was issued by Argan to the Bank.

As of January 31, 2026 and 2025, the Company did not have any borrowings outstanding under the Credit Agreement. However, the Bank has issued a letter of credit in the outstanding amount of $0.3 million as of January 31, 2026. As of January 31, 2025, there were no outstanding letters of credit issued under the credit facilities.

The Company has pledged most of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments if certain conditions are met. The Credit Agreement requires that the Company comply with certain financial covenants at its fiscal year-end and at each fiscal quarter-end. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation and amortization, as defined, over each rolling twelve-month measurement period. As of January 31, 2026, the Company was in compliance with the covenants and other requirements of the Credit Agreement.

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

As of January 31, 2026 and 2025, right-of-use assets were $6.3 and $5.3 million, respectively. Operating lease expense amounts are recorded on a straight-line basis over the expected lease terms. Operating lease expense amounts for Fiscal 2026, Fiscal 2025 and Fiscal 2024 were $4.3 million, $3.8 million and $1.9 million, respectively.

The following is a schedule of future minimum lease payments for the operating leases that were recognized in the consolidated balance sheet as of January 31, 2026:

Operating Lease
Years ending January 31,	Commitments
2027	$2,860
2028	2,027
2029	1,009
2030	703
2031	338
Thereafter	173
Total lease payments	7,110
Less imputed interest	723
Present value of lease payments	6,387
Less current portion (included in accrued expenses)	2,516
Noncurrent portion (included in noncurrent liabilities)	$3,871

The following table presents summary information for the Company’s lease terms and discount rates for its operating leases as of January 31, 2026 and 2025:

	2026	2025
Weighted average remaining lease term	38 months	40 months
Weighted average discount rate	5.8%	5.0%

The Company also uses equipment and occupies other facilities under short-term rental agreements. Rent expense amounts incurred under short-term rentals were $14.9 million, $17.0 million and $9.5 million for Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively. Most of these amounts relate to the rental of construction equipment and temporary facilities and, as such, are included in cost of revenues in the accompanying consolidated statements of earnings.

Performance Bonds and Guarantees

In the normal course of business and for certain major projects, the Company may be required to obtain surety or performance bonding, to cause the issuance of letters of credit, or to provide parent company guarantees (or some combination thereof) in order to provide performance assurances to clients on behalf of its contractor subsidiaries. As these subsidiaries are wholly owned, any actual liability is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. When sufficient information about claims on guaranteed or bonded projects become available and monetary damages or other costs or losses would be determined to be probable, the Company would record such losses.

As of January 31, 2026, the estimated amount of the Company’s unsatisfied bonded performance obligations covering all subsidiaries was approximately $0.5 billion. As of January 31, 2026, the outstanding amount of bonds covering other risks, including warranty obligations and contract payment retentions related to completed activities, was $44.7 million.

Employee Benefit Plans

The Company maintains 401(k) savings plans pursuant to which the Company makes matching and discretionary contributions for the eligible and participating employees. The Company’s expense amounts related to these defined contribution plans were approximately $3.9 million, $3.4 million and $2.9 million for Fiscal 2026, Fiscal 2025 and Fiscal 2024, respectively. The Company also maintains nonqualified plans whereunder the payments of certain amounts of incentive compensation earned by key employees are deferred for periods of four to seven years; payments are conditioned on continuous employment. The Company also maintains a nonqualified plan whereunder key employees may elect to defer portions of their compensation for periods ranging from one year to retirement.

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

In March 2025, the U.K. subsidiary of the Company sued EP NI Energy Limited and EP UK Investment Limited (together referred to as “EP”) in the High Court of Justice, Business and Property Courts of England and Wales for EP’s breach of contract and failure to remedy various events which negatively impacted the schedule and costs of an overseas project, resulting in EP receiving the benefits of the construction efforts of the Company’s U.K. subsidiary and the corresponding progress on the project without making payments to which the Company’s U.K. subsidiary was contractually entitled. The Company’s U.K. subsidiary provided the project owner notice to terminate because of project owner breaches of the contract. Those breaches were not resolved, as a result of which the contract terminated on May 3, 2024. Subsequently, the project owner made a draw for the full amount of a $10.0 million irrevocable letter of credit, or on-demand performance bond, issued by the Company’s bank. The Company believes the project owner improperly initiated the draw on the bond and, therefore, the amount should be refunded. This amount is included in accounts receivable as of January 31, 2026. The Company’s U.K. subsidiary has significant billable receivables, unresolved contract variations and claims for extensions of time, among other issues, related to an overseas project. The project owner has asserted counterclaims that the Company’s U.K. subsidiary disputes. The Company’s U.K. subsidiary will vigorously assert its rights and claims to recover its lost value and collect any remaining monies owed.

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

Stock awards may include nonqualified stock options, incentive stock options, and restricted or unrestricted stock. The specific provisions for each award are documented in a written agreement between the Company and the awardee. As of January 31, 2026, there were 720,747 shares of common stock reserved for issuance under the Stock Plans; this number includes 411,344 shares of common stock available for future awards under the 2020 Plan.

Stock-based compensation expense amounts for Fiscal 2026, Fiscal 2025, and Fiscal 2024, were $7.9 million, $4.5 million and $4.5 million, respectively. As of January 31, 2026, there was $10.1 million in unrecognized compensation cost related to outstanding stock awards that the Company expects to expense over the next three years.

Restricted Stock Units

During Fiscal 2026, the Company awarded PRSUs covering a target of 5,500 shares of common stock, EPRSUs covering a target of 16,450 shares of common stock, RRSUs covering a target of 2,500 shares of common stock, and TRSUs covering 32,350 shares of common stock. The number of shares of common stock to be issued under certain awards may exceed the number of target shares if certain performance goals are exceeded. The changes in the maximum number of shares of common stock issuable pursuant to outstanding restricted stock units for Fiscal 2026 are presented below (shares in thousands):

		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Outstanding, January 31, 2025	271	$32.69
Granted	85	85.84
Issued	(124)	31.24
Forfeited	(1)	15.20
Outstanding, January 31, 2026	231	53.19

During Fiscal 2025 and 2024, restricted stock units covering a maximum of 85,941 and 128,792 shares were awarded with a weighted-average grant-date fair value per share of $49.46 and $30.46, respectively. The total fair values of restricted stock units that vested and were issued during Fiscal 2026, Fiscal 2025 and Fiscal 2024 were $3.9 million, $3.8 million and $1.8 million, respectively.

Stock Options

A summary of stock option activity under the Stock Plans for Fiscal 2026 is presented below (shares in thousands):

			Weighted-	Weighted-
		Weighted-	Average	Average
		Average Exercise	Remaining	Grant-Date
		Price	Contractual	Fair Value
	Shares	Per Share	Term (years)	Per Share
Outstanding, January 31, 2025	450	$44.72	4.76	$9.89
Granted	4	148.72
Exercised	(376)	45.44
Outstanding, January 31, 2026	78	46.58	5.85	10.12
Exercisable, January 31, 2026	64	39.78	5.34	7.97
Vested or expected to vest, January 31, 2026	78	46.58	5.85	10.12

A summary of the changes in the number of non-vested options to purchase shares of common stock for Fiscal 2026 is presented below (shares in thousands):

		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Non-vested, January 31, 2025	38	$8.65
Granted	4	43.25
Vested	(28)	7.91
Non-vested, January 31, 2026	14	20.13

During Fiscal 2025 and 2024, stock options covering 6,000 and 20,500 shares of common stock were granted with weighted-average grant-date fair values per share of $13.89 and $8.65, respectively. The total intrinsic value amounts related to the stock options exercised during Fiscal 2026, Fiscal 2025 and Fiscal 2024 were $81.4 million, $34.8 million, and $1.5 million, respectively. As of January 31, 2026, the aggregate intrinsic values of the underlying common stock related to outstanding stock options and exercisable stock options that were ‘in-the-money’ were $24.1 million and $20.3 million, respectively.

Shares Withheld and Treasury Stock

For Fiscal 2026, 2025 and 2024, the Company accepted 118,702, 583,337 and 31,066 shares of common stock at the average price per share of $214.85, $80.63 and $47.19, respectively, for the exercise price and/or tax withholding in connection with stock option exercises and other share-based award settlements. For Fiscal 2026, 2025 and 2024, the Company used 381,197, 409,245 and 104,090 shares of treasury stock, respectively, to settle stock option exercises and other share-based awards.

NOTE 12 – INCOME TAXES

The following is a summary of income before income taxes for Fiscal 2026, Fiscal 2025 and Fiscal 2024:

	2026	2025	2024
Domestic	$147,689	$107,748	$42,114
Foreign	12,820	3,456	6,819
Total income before income taxes	$160,509	$111,204	$48,933

The components of the provision for income taxes for Fiscal 2026, Fiscal 2025 and Fiscal 2024 are presented below:

	2026	2025	2024
Current:
Federal	$13,294	$18,033	$10,870
State and local	2,014	5,056	1,835
Foreign	1,147	791	2,537
	16,455	23,880	15,242
Deferred:
Federal	5,586	1,015	(923)
State and local	859	367	301
Foreign	(165)	483	1,955
	6,280	1,865	1,333
Provision for income taxes	$22,735	$25,745	$16,575

The amounts of interest and penalties related to income taxes that were incurred by the Company during Fiscal 2026, Fiscal 2025, and Fiscal 2024 were not material.

The Company adopted ASU 2023-09 on a prospective basis beginning with the year ended January 31, 2026. The following table reconciles the amount of income taxes computed by applying the 21% statutory U.S. federal income tax rate to the consolidated amount of income before income taxes to the Company’s provision for income taxes presented in the consolidated statements of earnings in accordance with ASU 2023-09 for Fiscal 2026:

	2026
	Amount	Percent
U.S. statutory federal income tax expense	$33,707	21.0%
State and local income taxes, net of federal tax effect(1)	2,063	1.3
Foreign tax effects:
United Kingdom
Statutory rate difference	293	0.2
Change in valuation allowance for NOLs	(2,030)	(1.3)
Other	196	0.1
Ireland	(315)	(0.2)
Effect of cross-border tax laws	351	0.2
Tax credits:

Net expense related to STC investments	251	0.2
Nontaxable or nondeductible items:
Executive compensation limitation	2,304	1.4
Stock-based compensation windfall	(14,742)	(9.2)
Other	657	0.5
Provision for income taxes	$22,735	14.2%
(1)	For Fiscal 2026, Illinois made up the majority of the state and local income taxes, net of federal tax effect.

The following table presents the required disclosures prior to the Company’s adoption of ASU 2023-09 and reconciles the amount of income tax computed by applying the 21% statutory U.S. federal income tax rate to the consolidated amounts of income before income taxes to the Company’s provision for income taxes for Fiscal 2025 and Fiscal 2024:

	2025	2024
U.S. statutory federal income tax expense	$23,353	$10,276
Difference resulting from:
State income taxes, net of federal tax effect	4,284	1,688
Executive compensation limitation	1,450	1,040
Adjustment to valuation for foreign NOLs	1,404	5,941
Meals and entertainment expense	860	626
Foreign tax rate differential	(793)	(2,294)
Net benefit related to STC investments	(1,763)	(646)
Stock-based compensation windfall	(3,070)	—
Other permanent differences and adjustments, net	20	(56)
Provision for income taxes	$25,745	$16,575

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

Certain benefits from the OBBBA, such as deducting previously capitalized domestic research and development expenditures, were included in the provision for income taxes for Fiscal 2026. The impacts of these benefits were not material to the provision for income taxes for Fiscal 2026.

Net Operating Loss (“NOL”) Carryback

The tax changes enacted by the Coronavirus, Aid, Relief and Economic Security Act signed into law in March 2020 (the “CARES Act”) included re-establishing a carryback period for certain losses to five years. The NOLs eligible for carryback under the CARES Act included the Company’s domestic loss for the year ended January 31, 2020 (“Fiscal 2020”). In accordance with the provisions of the CARES Act, the Company filed for income tax refunds totaling approximately $12.7 million during the year ended January 31, 2021 (“Fiscal 2021”), for taxes paid in prior years. These amounts are included in income tax refunds receivable along with related accrued interest.

The refund claims were primarily attributable to a bad debt deduction recorded during Fiscal 2020. This deduction was selected for examination by the Internal Revenue Service (“IRS”). In January 2026, the IRS concluded its examination and proposed no changes to the Company’s Fiscal 2020 federal income tax return.

Research and Development Tax Credits

During the year ended January 31, 2023 (“Fiscal 2023”), the Company filed amended federal income tax returns for the year ended January 31, 2022 (“Fiscal 2022”) and Fiscal 2021 that included previously unclaimed research and development tax credits in the total amount of $5.8 million, the benefit of which was recorded net of a provision for uncertain tax return positions in the amount of $2.4 million. In May 2023, the Company received notification that these amended federal income tax returns were selected for examination. In July 2025, the IRS concluded its examination of the Company’s amended federal income tax returns for Fiscal 2022 and Fiscal 2021 and issued its final revenue agents report that disallowed in full the research and development tax credits claimed by the Company for those periods. In August 2025, the Company began the formal process of challenging the IRS’s findings. The Company intends to contest the disallowance and believes it has substantial authority supporting its position. In addition, soon after the IRS issued its final revenue agents report in July 2025, the Company filed a notice of claim under its corresponding tax liability insurance policy.

The Company has also formally protested the conclusions of a state tax authority that disallowed certain research and development credits claimed on the Company’s tax returns.

Unrecognized Income Tax Benefits

Changes in the balances of the contra-asset established for uncertain income tax positions during Fiscal 2026, Fiscal 2025 and Fiscal 2024 are presented below:

	2026	2025	2024
Unrecognized income tax benefits, beginning of fiscal year	$2,553	$2,553	$2,882
Increases related to prior period income tax positions	—	—	78
Increases related to current period income tax positions	—	—	—
Expirations of statutes of limitations	(93)	—	(407)
Settlements	—	—	—
Unrecognized income tax benefits, end of fiscal year	$2,460	$2,553	$2,553

Gross unrecognized income tax benefits totaled $2.5 million for Fiscal 2026, all of which would affect the Company’s effective income tax rate favorably if recognized.

Recognition of Foreign NOL Income Tax Benefits

As of January 31, 2026, the Company has deferred tax assets in a total amount of approximately $13.7 million related to NOLs of its foreign subsidiaries, primarily the operations of the U.K. subsidiary. Prior to Fiscal 2024, the Company had reserved a portion of the deferred tax assets related to these NOLs. In Fiscal 2024, the unexpected difficulties with an overseas project and the related loss that was incurred by the Company’s U.K. subsidiary caused management to increase the allowance by $2.1 million in Fiscal 2024. During Fiscal 2025, the valuation allowance was increased by $1.4 million related to additional operating losses incurred by the U.K subsidiary during the fiscal year. As of January 31, 2026, the deferred tax assets associated with NOLs of the Company’s U.K. subsidiary remain fully offset by a valuation allowance.

Deferred Taxes

The tax effects of temporary differences that are reflected in deferred taxes as of January 31, 2026 and 2025 included the following:

	2026	2025
Assets:
Net operating loss carryforwards	$18,952	$19,635
Accrued expenses	1,623	1,152
Lease liabilities	1,036	1,437
Stock awards	1,020	1,546
Research and development costs deferral	—	2,785
Other	149	139
	22,780	26,694

Liabilities:
Intangibles	(3,514)	(3,882)
Construction contracts	(3,887)	(914)
Property and equipment	(1,714)	(1,336)
Right-of-use assets	(1,072)	(1,433)
Other	(1,130)	(385)
	(11,317)	(7,950)
Valuation allowances	(18,018)	(18,192)
Deferred taxes, net	$(6,555)	$552

In a prior fiscal year, the Company acquired unused NOLs for federal income tax reporting purposes that are subject to limitations imposed by Section 382 of the Internal Revenue Code of 1986, as amended. These losses are subject to annual limits that reduce the aggregate amount of NOLs available to the Company in the future to approximately $5.5 million. These NOLs are available to offset future taxable income and, if not utilized, begin expiring during 2032. The NOL carryforwards related to the Company’s U.K subsidiary do not expire. The Company also has certain NOLs that will be available to the Company for state income tax reporting purposes that are substantially similar to the federal NOLs.

The Company’s ability to realize deferred tax assets, including those related to the NOLs discussed above, depends primarily upon the generation of sufficient future taxable income to allow for the Company’s use of temporarily deferred deductions and tax planning strategies. If such estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against some or all its deferred tax assets resulting in additional income tax expense. At this time, management believes that it is more likely than not that the Company will realize the benefit of significantly all its deferred tax assets, net of valuation allowances.

Cash Income Taxes Paid

The Company adopted ASU 2023-09 on a prospective basis beginning with the year ended January 31, 2026. The following table presents income taxes paid (net of refunds received) for Fiscal 2026 in accordance with the new standard:

2026
Federal	$11,600
State and local:
Illinois	3,166
Other	2,040
Foreign:
Ireland	1,191
Other:
Payments made for STC investments	11,519
Cash paid for income taxes, net of refunds	$29,516

The amounts of cash paid for income taxes, net of refunds received, were $30.8 million and $14.3 million for Fiscal 2025 and Fiscal 2024, respectively.

Income Tax Refunds

As of January 31, 2026 and 2025, the balances of other current assets in the consolidated balance sheets included income tax refunds receivable related accrued interest, and prepaid income taxes in the total amounts of approximately $36.0 million and $30.9 million, respectively. The income tax refunds receivable include the Company’s NOL carryback refund as described above.

Income Tax Returns

The Company is subject to federal and state income taxes in the U.S., and income taxes in Ireland and the U.K. Tax treatments within each jurisdiction are subject to the interpretation of the related tax laws and regulations which require significant judgments to apply. The Company is no longer subject to income tax examinations by authorities for its fiscal years ended on or before January 31, 2022, except for several notable exceptions including Ireland, the U.K. and several states where the open periods are one year longer.

Solar Energy Projects

During Fiscal 2026, Fiscal 2025, and Fiscal 2024 the Company made cash investments of approximately $11.5 million, $16.3 million, and $5.1 million in STC investments, respectively, which are included in cash paid for income taxes. As of January 31, 2026, the Company had no remaining cash investment commitments related to its STC investments. As of January 31, 2026 and 2025, the investment account balances were $1.7 million and $4.6 million, respectively, which are included in other assets in the consolidated balance sheets. These investments are expected to provide positive overall returns over their expected lives.

The Company has STC investments that qualify for PAM. For these investments, the Company recognized $3.0 million, $24.2 million, and $8.1 million of income tax credits and other income tax benefits in Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively. The Company recorded amortization related to these STC investments of $2.8 million, $22.3 million, and $7.4 million during Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively. The amounts of non-income tax related activity and other returns related to the STC investments that qualify for PAM were not material for Fiscal 2026, Fiscal 2025, and Fiscal 2024.

For the Company’s STC investments that do not qualify for PAM, no income tax credits were recognized in Fiscal 2026, Fiscal 2025 and Fiscal 2024, and the Company’s share of activity from these STC investments for the respective fiscal years was not material.

NOTE 13 – EARNINGS PER SHARE

Potentially dilutive securities include stock options and restricted stock units. Diluted earnings per share include only such securities that are actually dilutive. Basic and diluted earnings per share for Fiscal 2026, Fiscal 2025 and Fiscal 2024 are computed as follows (in thousands, except per share data):

	2026	2025	2024
Net income	$137,774	$85,459	$32,358

Weighted average shares outstanding – basic	13,772	13,448	13,365
Effect of stock awards	375	458	183
Weighted average shares outstanding – diluted	14,147	13,906	13,548

Earnings per share
Basic	$10.00	$6.35	$2.42
Diluted	$9.74	$6.15	$2.39

Anti-dilutive securities not included	1	105	685

NOTE 14 – STOCKHOLDERS’ EQUITY

On September 10, 2025, Argan’s board of directors increased the Company’s quarterly cash dividend by 33% from $0.375 to $0.500 per share of common stock. During Fiscal 2026, Fiscal 2025, and Fiscal 2024, the Company paid quarterly dividends to stockholders as follows:

Record Date	Payment Date	Amount Per Share
January 22, 2026	January 31, 2026	$0.500
October 23, 2025	October 31, 2025	0.500
July 23, 2025	July 31, 2025	0.375
April 22, 2025	April 30, 2025	0.375
January 23, 2025	January 31, 2025	0.375
October 23, 2024	October 31, 2024	0.375
July 23, 2024	July 31, 2024	0.300
April 22, 2024	April 30, 2024	0.300
January 23, 2024	January 31, 2024	0.300
October 23, 2023	October 31, 2023	0.300
July 21, 2023	July 31, 2023	0.250
April 20, 2023	April 28, 2023	0.250

Pursuant to its established program and authorizations provided by Argan’s board of directors, the Company began to repurchase shares of its common stock in November 2021. On April 10, 2025, the board of directors of Argan increased the total authorization to repurchase shares of the Company’s common stock by $25 million, bringing the aggregate authorized amount to $150 million. During Fiscal 2026, the Company repurchased 64,699 shares of common stock, all on the open market, for an aggregate price of approximately $9.9 million, or $152.66 per share. During Fiscal 2025, the Company repurchased 17,551 shares of common stock, all on the open market, for an aggregate price of approximately $1.5 million, or $86.78 per share. During Fiscal 2024, the Company repurchased 230,160 shares of common stock, all on the open market, for an aggregate price of approximately $9.2 million, or $40.01 per share, and the Company repurchased 73,000 shares of common stock in a direct purchase from a then-director of the Company for an aggregate price of approximately $3.2 million, or $43.50 per share.

NOTE 15 – CUSTOMER CONCENTRATIONS

The following schedule presents the percentages of consolidated revenues for each reportable business segment for Fiscal 2026, Fiscal 2025, and Fiscal 2024:

	2026	2025	2024
Power	80.1%	79.3%	72.6%
Industrial	17.7	19.2	24.9
Teledata	2.2	1.5	2.5

For Fiscal 2026, the Company’s most significant customer relationships included three Power customers, which accounted for 23%, 16% and 11% of consolidated revenues. For Fiscal 2025, the Company’s most significant customer relationships included three Power customers, which accounted for 28%, 13% and 10% of consolidated revenues. For Fiscal 2024, the Company’s most significant customer relationships included three Power customers which accounted for 19%, 16% and 15% of consolidated revenues.

Accounts receivable balances from three major customers represented 29%, 19%, and 11% of the corresponding consolidated balance as of January 31, 2026, and accounts receivable balances from four major customers represented 22%, 16%, 13% and 10% of the corresponding consolidated balance as of January 31, 2025.

Contract asset balances attributable to three major customers represented 23%, 22%, and 19% of the corresponding consolidated balance as of January 31, 2026, and contract asset balances attributable to four major customers represented 26%, 15%, 15% and 13% of the corresponding consolidated balance as of January 31, 2025.

NOTE 16 – SEGMENT REPORTING

Segments represent components of an enterprise for which discrete financial information is available and is evaluated regularly by the Company’s chief executive officer, who is the Company’s chief operating decision maker (the “CODM”), in determining resource allocation and assessing performance. The CODM primarily uses income before income taxes to assess the performance of the Company’s business segments and to make resource allocation determinations. The CODM may also use gross profit and income from operations as supplemental measures when assessing segment performance.

The Company’s reportable segments recognize revenues and incur expenses and are organized as separate business units, each with distinct management teams, customers, talent pools, and service offerings. The Company’s reportable segments may include more than one operating segment.

Intersegment revenues and the related cost of revenues are presented net against the corresponding amounts of the segment receiving the intersegment services. For Fiscal 2026 and Fiscal 2025, intersegment revenues were $3.2 million and $6.6 million, respectively. For Fiscal 2024, intersegment revenues were not material. Intersegment revenues for the aforementioned periods primarily reflected services provided by the Industrial segment to the Power segment and during Fiscal 2026 also included services provided by the Teledata segment to the Industrial segment. Pricing for intersegment services is established based on amounts negotiated between the respective parties.

Summarized below are certain operating results and financial position data for each of the Company’s reportable business segments for Fiscal 2026, Fiscal 2025 and Fiscal 2024. Selling, general and administrative expenses include compensation and benefits, professional fees, information technology, insurance premiums, rent, business development, and amortization and depreciation expenses incurred directly by each segment. Other income, net, primarily includes earnings on invested funds. Corporate net expenses consist of corporate overhead costs, offset by earnings on cash and invested funds. Corporate current assets primarily consist of cash, cash equivalents, and income-tax related assets.

Year Ended
January 31, 2026	Power	Industrial	Teledata	Totals
Revenues	$756,499	$167,553	$20,554	$944,606
Cost of revenues	587,160	147,226	16,542	750,928
Gross profit	169,339	20,327	4,012	193,678
Selling, general and administrative expenses	33,354	7,215	3,782	44,351
Income from operations	135,985	13,112	230	149,327
Other income, net	21,009	31	41	21,081
Segment income before income taxes	$156,994	$13,143	$271	170,408
Corporate				(9,899)
Consolidated income before income taxes				160,509
Provision for income taxes				22,735
Net income				$137,774

Year Ended				Segment		Consolidated
January 31, 2026	Power	Industrial	Teledata	Totals	Corporate	Totals
Amortization of intangibles	$—	$376	$—	$376	$—	$376
Depreciation	933	610	351	1,894	18	1,912
Property, plant and equipment additions	2,588	939	262	3,789	88	3,877

Current assets	$869,437	$80,249	$5,440	$955,126	$177,131	$1,132,257
Current liabilities	629,223	74,732	4,730	708,685	2,572	711,257
Goodwill	18,476	9,467	90	28,033	—	28,033
Total assets	903,692	96,256	8,595	1,008,543	177,811	1,186,354

Year Ended
January 31, 2025	Power	Industrial	Teledata	Totals
Revenues	$693,036	$167,624	$13,519	$874,179
Cost of revenues	577,563	145,329	10,298	733,190
Gross profit	115,473	22,295	3,221	140,989
Selling, general and administrative expenses	30,742	7,408	2,897	41,047
Income from operations	84,731	14,887	324	99,942
Other income (loss), net	19,362	(14)	9	19,357
Segment income before income taxes	$104,093	$14,873	$333	119,299
Corporate				(8,095)
Consolidated income before income taxes				111,204
Provision for income taxes				25,745
Net income				$85,459

Year Ended				Segment		Consolidated
January 31, 2025	Power	Industrial	Teledata	Totals	Corporate	Totals
Amortization of intangibles	$—	$391	$—	$391	$—	$391
Depreciation	686	799	417	1,902	3	1,905
Property, plant and equipment additions	5,788	523	270	6,581	2	6,583

Current assets	$617,027	$45,985	$3,831	$666,843	$114,457	$781,300
Current liabilities	459,118	16,133	2,127	477,378	2,479	479,857
Goodwill	18,476	9,467	90	28,033	—	28,033
Total assets	650,793	62,032	6,339	719,164	117,063	836,227

Year Ended
January 31, 2024	Power	Industrial	Teledata	Totals
Revenues	$416,281	$142,801	$14,251	$573,333
Cost of revenues	357,705	124,321	10,473	492,499
Gross profit	58,576	18,480	3,778	80,834
Selling, general and administrative expenses	24,274	6,440	2,469	33,183
Income from operations	34,302	12,040	1,309	47,651
Other income (loss), net	13,871	—	(3)	13,868
Segment income before income taxes	$48,173	$12,040	$1,306	61,519
Corporate				(12,586)
Consolidated income before income taxes				48,933
Provision for income taxes				16,575
Net income				$32,358

Year Ended				Segment		Consolidated
January 31, 2024	Power	Industrial	Teledata	Totals	Corporate	Totals
Amortization of intangibles	$—	$392	$—	$392	$—	$392
Depreciation	527	1,073	409	2,009	4	2,013
Property, plant and equipment additions	1,266	1,014	473	2,753	3	2,756

Current assets	$383,508	$59,123	$3,872	$446,503	$100,676	$547,179
Current liabilities	256,975	41,869	1,591	300,435	1,825	302,260
Goodwill	18,476	9,467	90	28,033	—	28,033
Total assets	411,571	76,012	6,703	494,286	103,943	598,229

NOTE 17 – SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Balance Sheets

Other current assets included the following as of January 31, 2026 and 2025:

	2026	2025
Income tax refunds receivable and prepaid income taxes	$36,019	$30,881
Prepaid expenses	5,788	5,751
Raw materials inventory	10,978	320
Note receivable	—	5,023
Other	7,417	9,950
Total other current assets	$60,202	$51,925

During Fiscal 2025, the Company made a development loan to a special purpose entity to support the development phase of a natural gas-fired power plant. During Fiscal 2026, the loan was repaid in full.

Accrued expenses included the following as of January 31, 2026 and 2025:

	2026	2025
Accrued project costs	$38,623	$31,620
Accrued compensation	40,734	29,772
Lease liabilities	2,516	2,710
Other	7,875	19,217
Total accrued expenses	$89,748	$83,319

Other Loss

During Fiscal 2024, the Company determined that it had been a victim of a complex criminal scheme, which resulted in fraudulently-induced outbound wire transfers to a third-party account. The Company retained specialized legal counsel and a cybersecurity services firm to assist in an independent forensic investigation of the incident and the efforts to recover the funds. The total amount of the fraud loss and the professional fees, net of funds recovered, of approximately $2.7 million is included in other income, net, as a loss in the consolidated statement of earnings.