Form 10-Q
period 2026-04-30
ARGAN INC
filed 2026-06-04
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

April 30, 2026

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

Common stock, $0.15 par value: 14,019,247 shares as of May 29, 2026.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 30,
	2026	2025
REVENUES	$290,954	$193,660
Cost of revenues	229,840	156,797
GROSS PROFIT	61,114	36,863
Selling, general and administrative expenses	15,719	12,521
INCOME FROM OPERATIONS	45,395	24,342
Other income, net	8,374	5,444
INCOME BEFORE INCOME TAXES	53,769	29,786
Provision for income taxes	7,706	7,236
NET INCOME	46,063	22,550

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Foreign currency translation adjustments	(541)	3,621
Net unrealized (losses) gains on available-for-sale securities	(2,659)	2,680
COMPREHENSIVE INCOME	$42,863	$28,851

EARNINGS PER SHARE
Basic	$3.30	$1.65
Diluted	$3.24	$1.60

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	13,959	13,628
Diluted	14,197	14,112

CASH DIVIDENDS PER SHARE	$0.500	$0.375

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	April 30,	January 31,
	2026	2026
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$355,847	$339,481
Investments	617,708	555,500
Accounts receivable, net	130,808	133,677
Contract assets	36,917	43,397
Other current assets	74,828	60,202
TOTAL CURRENT ASSETS	1,216,108	1,132,257
Property, plant and equipment, net	18,271	16,596
Goodwill	28,033	28,033
Intangible assets, net	1,375	1,450
Right-of-use and other assets	22,651	8,018
TOTAL ASSETS	$1,286,438	$1,186,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$123,850	$107,540
Accrued expenses	105,065	89,748
Contract liabilities	565,774	513,969
TOTAL CURRENT LIABILITIES	794,689	711,257
Deferred taxes, net	4,907	6,555
Noncurrent liabilities	13,331	6,280
TOTAL LIABILITIES	812,927	724,092

COMMITMENTS AND CONTINGENCIES (see Notes 8 and 9)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 15,828,289 shares issued; 14,020,427 and 13,950,712 shares outstanding at April 30, 2026 and January 31, 2026, respectively	2,374	2,374
Additional paid-in capital	163,233	167,234
Retained earnings	445,255	406,197
Treasury stock, at cost – 1,807,862 and 1,877,577 shares at April 30, 2026 and January 31, 2026, respectively	(134,969)	(114,361)
Accumulated other comprehensive (loss) income	(2,382)	818
TOTAL STOCKHOLDERS’ EQUITY	473,511	462,262
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,286,438	$1,186,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional			Accumulated Other
	Outstanding	Par	Paid-in	Retained	Treasury	Comprehensive	Total
	Shares	Value	Capital	Earnings	Stock	Income (Loss)	Stockholders' Equity
Balances, February 1, 2026	13,950,712	$2,374	$167,234	$406,197	$(114,361)	$818	$462,262
Net income	—	—	—	46,063	—	—	46,063
Foreign currency translation loss	—	—	—	—	—	(541)	(541)
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(2,659)	(2,659)
Stock compensation expense	—	—	2,036	—	—	—	2,036
Stock option exercises and restricted stock unit settlements, net	76,165	—	(6,037)	—	(17,653)	—	(23,690)
Common stock repurchases	(6,450)	—	—	—	(2,955)	—	(2,955)
Cash dividends	—	—	—	(7,005)	—	—	(7,005)
Balances, April 30, 2026	14,020,427	$2,374	$163,233	$445,255	$(134,969)	$(2,382)	$473,511

Balances, February 1, 2025	13,634,214	$2,374	$168,966	$292,698	$(105,643)	$(6,538)	$351,857
Net income	—	—	—	22,550	—	—	22,550
Foreign currency translation gain	—	—	—	—	—	3,621	3,621
Net unrealized gains on available-for-sale securities	—	—	—	—	—	2,680	2,680
Stock compensation expense	—	—	1,188	—	—	—	1,188
Stock option exercises and restricted stock unit settlements, net	59,472	—	(4,556)	—	(1,526)	—	(6,082)
Common stock repurchases	(55,117)	—	—	—	(6,849)	—	(6,849)
Cash dividends	—	—	—	(5,070)	—	—	(5,070)
Balances, April 30, 2025	13,638,569	$2,374	$165,598	$310,178	$(114,018)	$(237)	$363,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46,063	$22,550
Adjustments to reconcile net income to net cash provided by operating activities
Stock compensation expense	2,036	1,188
Depreciation	559	415
Changes in accrued interest on investments	(173)	1,265
Non-cash lease expense	1,624	1,173
Deferred income tax (benefit) expense	(869)	340
Other	113	(1,014)
Changes in operating assets and liabilities
Accounts receivable	2,869	69,309
Contract assets	6,480	(1,928)
Other assets	(14,625)	(2,934)
Accounts payable and accrued expenses	17,502	(39,623)
Contract liabilities	51,805	(15,448)
Net cash provided by operating activities	113,384	35,293

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(32,500)	(12,500)
Maturities of short-term investments	12,500	50,000
Purchases of available-for-sale securities	(60,047)	(27,189)
Maturities of available-for-sale securities	15,000	15,000
Purchases of property, plant and equipment	(2,433)	(395)
Net cash (used in) provided by investing activities	(67,480)	24,916

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchases	(2,955)	(6,849)
Payments of cash dividends	(7,005)	(5,070)
Settlements of share-based awards, net of withholding taxes paid	(23,690)	(6,082)
Net cash used in financing activities	(33,650)	(18,001)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	4,112	1,780
NET INCREASE IN CASH AND CASH EQUIVALENTS	16,366	43,988
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	339,481	145,263
CASH AND CASH EQUIVALENTS, END OF PERIOD	$355,847	$189,251

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets obtained in exchange for lease obligations	$15,825	$1,574
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for operating leases	$1,616	$1,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2026

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

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (“Fiscal 2026”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair statement of the financial position of the Company as of April 30, 2026, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

NOTE 2 – REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenues

The following table presents consolidated revenues for the three months ended April 30, 2026 and 2025, disaggregated by the geographic area where the corresponding projects were located:

	Three Months Ended April 30,
	2026	2025
United States	$253,853	$181,106
Republic of Ireland	24,141	9,888
United Kingdom	12,960	2,666
Consolidated revenues	$290,954	$193,660

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

Contract Assets and Liabilities

During the three months ended April 30, 2026 and 2025, there were no material unusual or one-time adjustments to contract assets or contract liabilities balances. The Company recognized the following revenues that were included in the contract liabilities balances at the beginning of the respective period:

	Three Months Ended April 30,
	2026	2025
Revenues recognized from contract liabilities	$222,618	$146,520

Contract retentions are billed amounts which, pursuant to the terms of the applicable contract, are not paid by customers until a defined phase of a contract or project has been completed and accepted. These retained amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. The amounts retained by project owners and other customers under construction contracts as of April 30, 2026 and January 31, 2026 were $69.4 million and $54.5 million, respectively.

Variable Consideration

Variable consideration includes unapproved change orders where the Company has project-owner directive for additional work or other scope changes but has not yet obtained approval for the associated price or the corresponding additional effort. These amounts are included in the transaction price when it is considered probable that the applicable costs, including those for additional effort, will be recovered through a modification to the contract price. As of April 30, 2026 and January 31, 2026, the aggregate amounts of contract variations, which primarily related to an overseas project and were included in the corresponding transaction prices pending customer approvals, were $15.0 million and $11.4 million, respectively.

Remaining Unsatisfied Performance Obligations

As of April 30, 2026, the Company had remaining unsatisfied performance obligations (“RUPO”) of $2.8 billion. The largest portion of RUPO at any date usually relates to engineering, procurement and construction (“EPC”) services and other construction contracts with typical performance durations of one to four years. The Company estimates that it will recognize approximately 42% of RUPO as revenue during the next 12 months, with substantially all the remaining performance obligations to be recognized within 12 to 24 months thereafter. It is important to note that estimates may be changed in the future and that cancellations, deferrals or scope adjustments may occur related to work included in the amount of RUPO as of January 31, 2026. Accordingly, RUPO may be adjusted to reflect project delays and cancellations, revisions to project scope and cost and foreign currency exchange fluctuations, or to revise estimates, as effects become known. Such adjustments to RUPO may materially reduce future revenues below Company estimates.

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash Equivalents

As of April 30, 2026 and January 31, 2026, certain amounts of cash equivalents were invested in money market funds with assets invested in high-quality money market instruments, including U.S. Treasury obligations; obligations of U.S. government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by such obligations.

Investments

The Company’s investments consisted of the following as of April 30, 2026 and January 31, 2026:

	April 30,	January 31,
	2026	2026
Short-term investments	$172,803	$151,901
Available-for-sale securities	444,905	403,599
Total investments	$617,708	$555,500

Short-Term Investments

Short-term investments as of April 30, 2026 and January 31, 2026, consisted solely of certificates of deposit (“CDs”) with remaining maturities of one year or less purchased from Bank of America, N.A. (the “Bank”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest. The balances of accrued interest on the CDs as of April 30, 2026 and January 31, 2026 were $2.8 million and $1.9 million, respectively.

Available-For-Sale Securities

The Company’s available-for-sale (“AFS”) securities consisted of the following amounts of amortized cost, allowance for credit losses, gross unrealized gains and losses, and estimated fair value by contractual maturity as of April 30, 2026 and January 31, 2026:

	April 30, 2026
		Allowance for	Gross	Gross	Estimated
	Amortized	Credit	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Losses	Value
U.S. Treasury notes:
Due within one year	$50,284	$—	$228	$—	$50,512
Due in one to three years	84,984	—	744	107	85,621
Due in three to five years	310,051	—	742	2,021	308,772
Totals	$445,319	$—	$1,714	$2,128	$444,905

	January 31, 2026
		Allowance for	Gross	Gross	Estimated
	Amortized	Credit	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Losses	Value
U.S. Treasury notes:
Due within one year	$45,446	$—	$127	$8	$45,565
Due in one to three years	77,931	—	1,182	13	79,100
Due in three to five years	277,196	—	2,192	454	278,934
Totals	$400,573	$—	$3,501	$475	$403,599

As of April 30, 2026 and January 31, 2026, interest receivable in the amounts of $2.9 million and $3.4 million, respectively, were included in the balances of AFS securities. For the three months ended April 30, 2026 and 2025, there were no sales of the Company’s AFS securities and, therefore, there were no amounts of gains or losses reclassified out of other comprehensive income into net income.

The Company does not believe the unrealized losses represent credit losses based on the evaluation of evidence as of April 30, 2026, which includes an assessment of whether it is more likely than not that the Company will be required to sell or intends to sell the investments before recovery of their corresponding amortized cost bases.

Earnings on Cash and Invested Funds

The Company earns interest and dividends on its cash equivalents and invested funds. The Company also earns interest on most of its cash balances. Earnings on invested funds and cash account balances for the three months ended April 30, 2026 and 2025 were $8.0 million and $5.5 million, respectively. Earnings on investments are included in other income, net, in the condensed consolidated statements of earnings.

Concentration Risk

The Company has a substantial portion of its cash on deposit in the U.S. with the Bank or invested in CDs purchased from the Bank. In addition, the Company has cash invested in money market funds at separate institutions. The Company maintains certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of foreign operations. As of April 30, 2026 and January 31, 2026, approximately 11% and 10%, respectively, of the Company’s cash, cash equivalents, and investments were held by foreign subsidiaries in Ireland and the U.K. Management does not believe that the combined amounts of the CDs and the cash deposited with the Bank, cash invested in money market funds, and cash balances maintained at financial institutions in Ireland and the U.K., in excess of government-insured levels, represent material risks.

NOTE 4 – FAIR VALUE MEASUREMENTS

The following table presents the Company’s financial instruments as of April 30, 2026 and January 31, 2026 that are measured and recorded at fair value on a recurring basis:

	April 30, 2026			January 31, 2026
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	Inputs	Inputs	Inputs	Inputs	Inputs	Inputs
Cash equivalents:
Money market funds	$150,939	$—	$—	$149,597	$—	$—
Available-for-sale securities:
U.S. Treasury notes	—	444,905	—	—	403,599	—
Totals	$150,939	$444,905	$—	$149,597	$403,599	$—

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable includes amounts that have been billed and amounts that are billable to customers. As of April 30, 2026 and January 31, 2026, there were billable amounts related to an overseas project in the total amounts of $25.1 million and $25.5 million, respectively, including the expected refund of the letter of credit draw identified in Note 9.

The amounts of the provision for credit losses for the three months ended April 30, 2026 and 2025 were insignificant. The allowances for credit losses as of April 30, 2026 and January 31, 2026 were insignificant.

NOTE 6 – INTANGIBLE ASSETS

The goodwill balances related primarily to the Power and Industrial segments, which were $18.5 million and $9.5 million, respectively, at both April 30, 2026 and January 31, 2026. Management does not believe that any events or circumstances occurred or arose since January 31, 2026, that required an updated assessment of the goodwill balances.

The Company’s intangible assets, other than goodwill, relate primarily to the Industrial segment and consisted of the following as of April 30, 2026 and January 31, 2026:

		April 30, 2026			January 31, 2026
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Amounts	Amortization	Amounts	Amounts	Amortization	Amounts
Trade name	15 years	$4,499	$3,124	$1,375	$4,499	$3,049	$1,450

There were no additions to intangible assets during the three months ended April 30, 2026 and 2025, nor were there any impairment losses related to intangible assets during these periods. Amortization expense related to intangible assets for the three months ended April 30, 2026 and 2025 were $0.1 million and $0.1 million respectively.

The following is a schedule of future amounts of amortization related to purchased intangibles:

Amortization
Years Ending January 31,	Expense
2027 (remainder)	$225
2028	300
2029	300
2030	300
2031	250
Thereafter	—
Total	$1,375

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

As of April 30, 2026 and January 31, 2026, the Company did not have any borrowings outstanding under the Credit Agreement. However, the Bank has issued a letter of credit in the outstanding amount of $0.5 million as of April 30, 2026. As of January 31, 2026, the outstanding total amount of letters of credit was $0.3 million.

The Company has pledged most of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement requires that the Company comply with certain financial covenants at its fiscal year-end and at each fiscal quarter-end. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation, and amortization, as defined, over each rolling twelve-month measurement period. As of April 30, 2026, the Company was in compliance with the covenants and other requirements of the Credit Agreement.

NOTE 8 – COMMITMENTS

As of April 30, 2026, the estimated amount of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, was approximately $1.0 billion. As of April 30, 2026, the outstanding amount of bonds covering other risks, including warranty obligations and contract payment retentions related to completed activities, was $37.9 million.

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

In March 2025, the U.K. subsidiary of the Company sued EP NI Energy Limited and EP UK Investment Limited (together referred to as “EP”) in the High Court of Justice, Business and Property Courts of England and Wales for EP’s breach of contract and failure to remedy various events which negatively impacted the schedule and costs of an overseas project, resulting in EP receiving the benefits of the construction efforts of the Company’s U.K. subsidiary and the corresponding progress on the project without making payments to which the Company’s U.K. subsidiary was contractually entitled. The Company’s U.K. subsidiary provided the project owner notice to terminate because of project owner breaches of the contract. Those breaches were not resolved, as a result of which the contract terminated on May 3, 2024. Subsequently, the project owner made a draw for the full amount of a $9.9 million irrevocable letter of credit, or on-demand performance bond, issued by the Company’s bank. The Company believes the project owner improperly initiated the draw on the bond and, therefore, the amount should be refunded. This amount is included in accounts receivable as of April 30, 2026. The Company’s U.K. subsidiary has significant billable receivables, unresolved contract variations and claims for extensions of time, among other issues, related to this overseas project. The project owner has asserted counterclaims that the Company’s U.K. subsidiary disputes. The Company’s U.K. subsidiary will vigorously assert its rights and claims to recover its lost value and collect any remaining monies owed.

NOTE 10 – STOCK-BASED COMPENSATION

Stock-based compensation expense amounts for the three months ended April 30, 2026 and 2025 were $2.0 million and $1.2 million, respectively. As of April 30, 2026, there was $18.7 million in unrecognized compensation costs related to outstanding stock awards that the Company expects to recognize over the next three years.

During the three months ended April 30, 2026, the Company awarded performance-based restricted stock units covering a target of 596 shares of common stock, earnings per share performance-based restricted stock units covering a target of 12,583 shares of common stock, and time-based restricted stock units covering 10,701 shares of common stock. The number of shares of common stock to be issued under certain awards may exceed the number of target shares if certain performance goals are exceeded. The changes in the maximum number of shares of common stock issuable pursuant to outstanding restricted stock units for the three months ended April 30, 2026 are presented below (shares in thousands):

		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Outstanding, February 1, 2026	231	$53.19
Granted	41	$260.75
Issued	(87)	$33.64
Outstanding, April 30, 2026	185	$107.83

During the three months ended April 30, 2026, the Company awarded nonqualified stock options to purchase 955 shares of common stock at a weighted-average exercise price per share of $588.28. During the three months ended April 30, 2026, nonqualified stock options to purchase 30,568 shares of common stock were exercised at a weighted-average exercise price per share of $39.80. As of April 30, 2026, there were 48,454 nonqualified stock options outstanding.

Shares Withheld and Treasury Stock

For the three months ended April 30, 2026 and 2025, the Company used 76,165 shares and 59,472 shares of treasury stock, respectively, to settle stock option exercises and other share-based awards. For the three months ended April 30, 2026, the Company withheld 41,115 shares of common stock at the average price per share of $605.78 for the exercise price and/or tax withholding in connection with stock option exercises and other share-based award settlements. For the three months ended April 30, 2025, the Company withheld 44,669 shares of common stock at the average price per share of $146.41 for the exercise price and/or tax withholding in connection with stock option exercises and other share-based award settlements.

NOTE 11 – PROVISION FOR INCOME TAXES

The Company’s effective income tax rate (“ETR”) for the three months ended April 30, 2026 and 2025 was 14.3% and 24.3%, respectively. The Company’s ETR for the three months ended April 30, 2026 differed from the U.S. federal statutory rate of 21% primarily due to stock-based compensation windfall. The Company’s ETR for the three months ended April 30, 2025 differed from the U.S. federal statutory rate primarily due to the unfavorable effects of state income taxes.

For the three months ended April 30, 2026 and 2025, the amount of cash paid for income taxes, net of refunds received, was insignificant.

Solar Energy Projects

The Company holds equity investments in Solar Tax Credit (“STC”) investments. Primarily, the STC investments are structured as limited liability companies that invest in solar energy projects that are eligible to receive energy tax credits. As of April 30, 2026 and January 31, 2026, the investment accounts balances were $1.5 million and $1.7 million, respectively, which are included in other assets in the condensed consolidated balance sheets. As of April 30, 2026, we had no remaining cash investment commitments related to the STC investments. These investments are expected to provide positive overall returns over their expected lives.

The Company has STC investments that qualify for the proportional amortization method (“PAM”). For these investments, the Company recognized income tax credits and other income tax benefits of less than $0.1 million and $0.8 million during the three months ended April 30, 2026 and 2025, respectively. For the three months ended April 30, 2026 and 2025, the Company recorded amortization related to STC investments of less than $0.1 million and $0.7 million, respectively. The amount of non-income tax related activity and other returns related to the STC investments that qualify for PAM were not material for the three months ended April 30, 2026 and 2025.

For the three months ended April 30, 2026 and 2025, the Company’s share of activity from its STC investments that do not qualify for PAM was not material.

NOTE 12 – EARNINGS PER SHARE

Potentially dilutive securities include stock options and restricted stock units. Diluted earnings per share include only securities that are actually dilutive. Basic and diluted earnings per share are computed as follows (in thousands, except per share data):

	Three Months Ended April 30,
	2026	2025
Net income	$46,063	$22,550

Weighted average shares outstanding – basic	13,959	13,628
Effect of stock awards	238	484
Weighted average shares outstanding – diluted	14,197	14,112

Earnings per share
Basic	$3.30	$1.65
Diluted	$3.24	$1.60

Anti-dilutive securities not included	1	4

NOTE 13 – STOCKHOLDERS’ EQUITY

During the three months ended April 30, 2026 and during Fiscal 2026, the Company paid dividends to stockholders as follows:

Record Date	Payment Date	Amount Per Share
April 22, 2026	April 30, 2026	$0.500
January 22, 2026	January 31, 2026	0.500
October 23, 2025	October 31, 2025	0.500
July 23, 2025	July 31, 2025	0.375
April 22, 2025	April 30, 2025	0.375

On April 8, 2026, the board of directors of Argan increased the total authorization to repurchase shares of the Company’s common stock by $50 million, bringing the aggregate authorized amount to $200 million. Pursuant to its established program and authorizations provided by Argan’s board of directors, the Company repurchased shares of its common stock during the three months ended April 30, 2026 and 2025 and added the shares to treasury stock. During these periods, the Company repurchased 6,450 shares and 55,117 shares of common stock, all on the open market, for aggregate prices of approximately $3.0 million, or $458.21 per share, and $6.8 million, or $124.25 per share, respectively.

NOTE 14 – CUSTOMER CONCENTRATIONS

Most of the Company’s consolidated revenues relate to performance by the Power segment. The following schedule presents the percentage of consolidated revenues for each reportable segment for the respective periods:

	Three Months Ended April 30,
	2026	2025
Power	77.9%	82.8%
Industrial	20.0	15.1
Teledata	2.1	2.1

The Company’s most significant customer relationships for the three months ended April 30, 2026 included three Power customers, which accounted for 15%, 13%, and 12% of consolidated revenues. The Company’s most significant customer relationships for the three months ended April 30, 2025 included two Power customers, which accounted for 30% and 25% of consolidated revenues.

The accounts receivable balances from five major customers represented 19%, 16%, 13%, 11%, and 11% of the corresponding consolidated balance as of April 30, 2026. The accounts receivable balances from three major customers represented 29%, 19%, and 11% of the corresponding consolidated balance as of January 31, 2026.

The contract asset balances attributable to three major customers represented 22%, 22%, and 12% of the corresponding consolidated balance as of April 30, 2026, and the contract asset balances attributable to three major customers represented 23%, 22%, and 19% of the corresponding consolidated balance as of January 31, 2026.

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

Intersegment revenues and the related cost of revenues are netted against the corresponding amounts of the segment receiving the intersegment services. For the three months ended April 30, 2026 and 2025, intersegment revenues were $0.4 million and $1.9 million, respectively. Intersegment revenues for the three months ended April 30, 2026, primarily reflected services provided by the Teledata segment to the Industrial segment, and intersegment revenues for the three months ended April 30, 2025, primarily reflected services provided by the Industrial segment to the Power segment. Pricing for intersegment services is established based on the amounts negotiated between the respective parties.

Summarized below are certain operating results and financial position data of the Company’s reportable segments for the three months ended April 30, 2026 and 2025. Selling, general and administrative expenses include compensation and benefits, professional fees, information technology, insurance premiums, rent, business development, and amortization and depreciation expenses incurred directly by each segment. Other income, net, primarily includes earnings on invested funds. Corporate net expenses consist of corporate overhead costs, offset by earnings on cash and invested funds. Corporate current assets primarily consist of cash, cash equivalents, and income-tax related assets.

Three Months Ended
April 30, 2026	Power	Industrial	Teledata	Totals
Revenues	$226,667	$58,304	$5,983	$290,954
Cost of revenues	173,086	51,427	5,327	229,840
Gross profit	53,581	6,877	656	61,114
Selling, general and administrative expenses	9,229	1,963	1,162	12,354
Income (loss) from operations	44,352	4,914	(506)	48,760
Other income (loss), net	7,852	26	(3)	7,875
Segment income (loss) before income taxes	$52,204	$4,940	$(509)	56,635
Corporate				(2,866)
Consolidated income before income taxes				53,769
Provision for income taxes				7,706
Net income				$46,063

Three Months Ended				Segment		Consolidated
April 30, 2026	Power	Industrial	Teledata	Totals	Corporate	Totals
Amortization of intangibles	$—	$75	$—	$75	$—	$75
Depreciation	328	152	76	556	3	559
Property, plant and equipment additions	1,805	628	—	2,433	—	2,433

Current assets	$938,093	$92,323	$5,757	$1,036,173	$179,935	$1,216,108
Current liabilities	709,549	77,699	5,154	792,402	2,287	794,689
Goodwill	18,476	9,467	90	28,033	—	28,033
Total assets	988,381	108,690	8,800	1,105,871	180,567	1,286,438

Three Months Ended
April 30, 2025	Power	Industrial	Teledata	Totals
Revenues	$160,356	$29,184	$4,120	$193,660
Cost of revenues	127,386	26,033	3,378	156,797
Gross profit	32,970	3,151	742	36,863
Selling, general and administrative expenses	6,786	1,612	918	9,316
Income (loss) from operations	26,184	1,539	(176)	27,547
Other income, net	4,372	—	32	4,404
Segment income (loss) before income taxes	$30,556	$1,539	$(144)	31,951
Corporate				(2,165)
Consolidated income before income taxes				29,786
Provision for income taxes				7,236
Net income				$22,550

Three Months Ended				Segment		Consolidated
April 30, 2025	Power	Industrial	Teledata	Totals	Corporate	Totals
Amortization of intangibles	$—	$98	$—	$98	$—	$98
Depreciation	160	160	92	412	3	415
Property, plant and equipment additions	215	12	88	315	80	395

Current assets	$542,993	$43,147	$5,956	$592,096	$145,981	$738,077
Current liabilities	398,610	19,095	3,962	421,667	1,283	422,950
Goodwill	18,476	9,467	90	28,033	—	28,033
Total assets	577,692	58,995	8,672	645,359	146,796	792,155

NOTE 16 — SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Other current assets consisted of the following as of April 30, 2026 and January 31, 2026:

	April 30,	January 31,
	2026	2026
Income tax refunds receivable and prepaid income taxes	$35,729	$36,019
Prepaid expenses	13,559	5,788
Raw materials inventory	12,195	10,978
Other	13,345	7,417
Total other current assets	$74,828	$60,202

Accrued expenses consisted of the following as of April 30, 2026 and January 31, 2026:

	April 30,	January 31,
	2026	2026
Accrued project costs	$50,762	$38,623
Accrued compensation	26,940	40,734
Lease liabilities	9,577	2,516
Other	17,786	7,875
Total accrued expenses	$105,065	$89,748

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of April 30, 2026, and the results of their operations for the three months ended April 30, 2026 and 2025, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for Fiscal 2026 that was filed with the SEC on March 26, 2026 (the “Annual Report”).

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

Business Description

The Company is primarily an engineering and construction firm that conducts operations through its wholly-owned subsidiaries across three distinct reportable business segments: Power, Industrial, and Teledata.

Power: Our Power segment provides a full range of engineering, procurement, construction, commissioning, maintenance, project development, and technical consulting services to the power generation market. The customers include primarily independent power producers, public utilities, power plant equipment suppliers, and other commercial firms with significant power requirements. Customer projects are located in the U.S., Ireland, and the U.K.

Industrial: Our Industrial segment provides on-site services that support new plant construction and additions, maintenance turnarounds, shutdowns, and emergency mobilizations for industrial operations primarily located in the Southeast region of the U.S. and that may include the fabrication, delivery, and installation of metal components such as piping systems and pressure vessels.

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

Market Outlook

Most of our consolidated revenues relate to performance in the U.S. by the Power segment, which provides EPC services to design, build, and commission large-scale energy projects. In the U.S., electricity demand has reached its highest level in two decades, driven by the build-out of data centers supporting artificial intelligence technologies, the adoption of electric vehicles, and the reshoring of manufacturing activities. Keeping up with growing energy demand is further challenged by the aging fleet of traditional power facilities that are at or nearing the end of their operational lives.

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

While utility-scale solar, wind, and battery storage projects continue to expand their prevalence – supported by declining capital costs, improved energy storage systems, and policy incentives – they often cannot provide the same level of consistent, around-the-clock power generation as thermal plants. Despite their increasing cost competitiveness and their rapid deployment over the past several years, the long-term trajectory of renewables may be influenced by shifts in energy policy, evolving regulatory frameworks, and grid integration challenges.

The pace of new power generation development continues to be constrained by a limited number of experienced EPC contractors, equipment supply limitations, interconnection delays, and specialized labor availability. These dynamics have contributed to a supply-constrained environment for large-scale power generation construction, which we believe supports a strong pipeline of project opportunities for contractors with demonstrated execution experience. Our backlog growth over the past year reflects these conditions and the continued demand for experienced contractors capable of executing complex power generation projects. However, the timing and extent of future project awards remain subject to a variety of factors, including regulatory developments, financing conditions, permitting timelines, equipment availability, and broader economic conditions, any of which could affect the pace at which new power generation projects move forward.

Recent changes in U.S. trade policy, including the implementation of new or increased tariffs, have introduced cost and supply chain uncertainties affecting certain construction materials and equipment. Tariffs on imported materials, including steel and aluminum, could significantly impact the cost of building power plants and may cause import delays, increasing lead times necessary for materials to arrive at our construction sites. The resulting rise in material costs and delivery delays could lead to higher overall project costs and changes to project timelines. As the current U.S. administration’s approach to tariffs remains fluid, the full extent of these effects remains uncertain. We continue to monitor developments closely, as prolonged or expanded trade restrictions could negatively affect project costs, timing, and customer demand.

Project Backlog

As of April 30, 2026 and January 31, 2026, our consolidated project backlog amounts of $2.8 billion and $2.9 billion, respectively, consisted substantially of projects within our Power segment.

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

860 MW Thermal Project

In October 2025, we entered into an EPC services contract and received the corresponding full notice to proceed (“FNTP”) for the construction of an approximately 860 MW natural gas-fired power plant located in the Electric Reliability Council of Texas (“ERCOT”) market. Construction began during the fourth quarter of Fiscal 2026, and the project has an expected completion date in calendar year 2028.

1.4 GW Thermal Project

In October 2025, we received FNTP on an EPC services contract for a 1.4 GW combined-cycle natural gas-fired power plant in Ward County, Texas. Construction began during the fourth quarter of Fiscal 2026, and the project has an expected completion date in calendar year 2029.

170 MW Thermal Project

In July 2025, we entered into an EPC services contract for the construction of a power plant with a planned electricity generation capacity of approximately 170 MW in County Meath, Ireland. Project activity commenced in the third quarter of Fiscal 2026. The project has an expected project completion date in calendar year 2028.

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

405 MW Midwest Solar Project

In August 2024, we received FNTP on an EPC services contract to construct a utility-scale solar field in Illinois with the capacity to provide 405 MW of electrical power. Project completion is scheduled for the fiscal year ending January 31, 2027 (“Fiscal 2027”).

Midwest Solar and Battery Projects

Between January and early May 2024, we received FNTPs for three state-of-the-art solar energy and battery energy storage facilities in Illinois. The three projects will cumulatively represent 160 MW of electrical power and 22 MW of energy storage. Two of these projects were completed in Fiscal 2025. Substantial completion for the remaining project was achieved during the first quarter of Fiscal 2027.

Trumbull Energy Center

In November 2022, we received FNTP related to an EPC services contract for the construction of a 950 MW combined-cycle natural gas-fired power plant in Lordstown, Ohio. Substantial completion of the project was reached during the fourth quarter of Fiscal 2026, and final completion was achieved during the first quarter of Fiscal 2027.

Industrial Segment Project Backlog

As of April 30, 2026, the Industrial segment’s project backlog was approximately $225.5 million as compared to $253.0 million on January 31, 2026. In November 2025, we were awarded a contract for the fabrication of approximately 2,000 horizontal pressure vessels intended for use in thermal energy storage and chilled water buffer cooling systems at the customer's data center facilities. To support execution of this contract, we purchased land in Farmville, North Carolina for construction of an additional fabrication facility, which is expected to be completed during the third quarter of Fiscal 2027.

Comparison of the Results of Operations for the Three Months Ended April 30, 2026 and 2025

The following schedule compares our operating results for the three months ended April 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
REVENUES
Power	$226,667	$160,356	$66,311	41.4%
Industrial	58,304	29,184	29,120	99.8
Teledata	5,983	4,120	1,863	45.2
Revenues	290,954	193,660	97,294	50.2
COST OF REVENUES
Power	173,086	127,386	45,700	35.9
Industrial	51,427	26,033	25,394	97.5
Teledata	5,327	3,378	1,949	57.7
Cost of revenues	229,840	156,797	73,043	46.6
GROSS PROFIT	61,114	36,863	24,251	65.8
Selling, general and administrative expenses	15,719	12,521	3,198	25.5
INCOME FROM OPERATIONS	45,395	24,342	21,053	86.5
Other income, net	8,374	5,444	2,930	53.8
INCOME BEFORE INCOME TAXES	53,769	29,786	23,983	80.5
Provision for income taxes	7,706	7,236	470	6.5
NET INCOME	$46,063	$22,550	$23,513	104.3%

DILUTED EARNINGS PER SHARE	$3.24	$1.60	$1.64	102.5%

Revenues

Power Segment

The revenues of the Power segment increased by 41.4%, or $66.3 million, to $226.7 million for the three months ended April 30, 2026 compared with revenues of $160.4 million for the three months ended April 30, 2025 as the quarterly construction activities increased for the 1.4 GW Thermal Project, the 700 MW Combined-Cycle Project, the Sandow Lakes Power Station, and the 860 MW Thermal Project. The increase in revenues between quarters was partially offset by decreased construction activities associated with the Trumbull Energy Center. The revenues of this business segment represented approximately 77.9% of consolidated revenues for the quarter ended April 30, 2026 and 82.8% of consolidated revenues for the corresponding prior year quarter.

The primary drivers for this segment’s revenues for the three months ended April 30, 2025, were the construction of the Trumbull Energy Center and the 405 MW Midwest Solar Project.

Industrial Segment

The revenues of Industrial segment increased by $29.1 million, or 99.8%, to $58.3 million for the three months ended April 30, 2026 compared to revenues of $29.2 million for the three months ended April 30, 2025, as the amounts of field services construction activities and vessel fabrication work increased between periods. For the three months ended April 30, 2026 and 2025, the revenues of this segment represented 20.0% and 15.1% of consolidated revenues for the corresponding periods, respectively.

Teledata Segment

The revenues of Teledata segment were $6.0 million for the three months ended April 30, 2026, compared with revenues of $4.1 million for the three months ended April 30, 2025.

Cost of Revenues

Due primarily to the increase in consolidated revenues for the three months ended April 30, 2026 compared with revenues for the three months ended April 30, 2025, consolidated cost of revenues also increased. These costs were $229.8 million and $156.8 million for the three-month periods ended April 30, 2026 and 2025, respectively.

For the three-month period ended April 30, 2026, we reported a consolidated gross profit of approximately $61.1 million, which represented a gross profit percentage of approximately 21.0% of corresponding consolidated revenues. For the three-month period ended April 30, 2025, we reported a consolidated gross profit of approximately $36.9 million, which represented a gross profit percentage of approximately 19.0% of corresponding consolidated revenues. The gross profit percentage increased between periods primarily due to the changing mix of projects and contract types, as well as strong execution on the final Midwest Solar and Battery Project, which enabled us to reach substantial completion ahead of schedule. The gross profit percentages of corresponding revenues for the Power, Industrial, and the Teledata segments were 23.6%, 11.8% and 11.0%, respectively, for the quarter ended April 30, 2026. The gross profit percentages of corresponding revenues for the Power, Industrial, and the Teledata segments were 20.6%, 10.8% and 18.0%, respectively, for the quarter ended April 30, 2025.

Selling, General and Administrative Expenses

These costs were $15.7 million and $12.5 million for the three months ended April 30, 2026 and 2025, respectively, and represented 5.4% and 6.5% of corresponding consolidated revenues, respectively.

Other Income, Net

For the three months ended April 30, 2026 and 2025, the net amounts of other income were $8.4 million and $5.4 million, respectively, which primarily reflected income earned during the periods on investments, cash and cash equivalent balances. The increase in other income, net, period-over-period was driven by higher average balances of cash and invested funds, partially offset by a lower weighted average annual yield during the three months ended April 30, 2026 compared to the same period in the prior year.

Provision for Income Taxes

We recorded income tax expense for the three months ended April 30, 2026 in the net amount of approximately $7.7 million. Our effective income tax rate for the three months ended April 30, 2026 was 14.3%. This effective tax rate differed from the U.S. federal statutory rate of 21% due primarily to the favorable tax benefits resulting from the vesting of restricted stock units and stock option exercises during the period.

We recorded income tax expense for the three months ended April 30, 2025 in the net amount of approximately $7.2 million. Our effective income tax rate for the three months ended April 30, 2025 was 24.3%. This effective tax rate differed from the U.S. federal statutory rate of 21% due primarily to the typically unfavorable estimated effects of state income taxes.

Liquidity and Capital Resources as of April 30, 2026

As of April 30, 2026 and January 31, 2026, our balances of cash and cash equivalents were $355.8 million and $339.5 million, respectively, which represented an increase of $16.3 million during the current fiscal quarter.

The net amount of cash provided by operating activities for the three months ended April 30, 2026 was $113.4 million. Our net income for the three months ended April 30, 2026, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $49.4 million. The increase in contract liabilities of $51.8 million and the increase in the combined level of accounts payable and accrued expenses in the amount of $17.5 million represented sources of cash during the period. The decrease in contract assets of $6.5 million and the decrease in accounts receivable in the amount of $2.9 million also represented sources of cash during the period. The increase of other assets of $14.6 million represented uses of cash during the period.

During the three months ended April 30, 2026, we used $67.5 million for investing activities, including $45.0 million, net of maturities, to invest in AFS securities consisting of U.S. Treasury notes. We also used $20.0 million, net of maturities, to invest in CDs issued by the bank. We also used $2.4 million for purchases of property, plant, and equipment.

For the three months ended April 30, 2026, we used $33.7 million in cash for financing activities, including $23.7 million for share-based award settlements, which represented payments for withholding taxes reimbursed by shares of common stock, net of proceeds received from stock option exercises. We also used $7.0 million for the payment of regular cash dividends and $3.0 million used to repurchase shares of common stock pursuant to our share purchase program. As of April 30, 2026, there were no restrictions with respect to intercompany payments between the holding company and all subsidiaries.

As of April 30, 2026, certain amounts of our cash equivalents were invested in money market funds with assets invested in cash, U.S. Treasury obligations, other obligations issued by U.S. Government agencies and sponsored enterprises, and repurchase agreements secured by such obligations. Most of our operating bank account balances are maintained with the Bank. We do maintain certain Euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of our overseas operations.

In order to monitor the actual and necessary levels of liquidity for our business, we focus on net liquidity, or working capital, in addition to our cash balances. During the three months ended April 30, 2026, our net liquidity increased by $0.4 million to $421.4 million from $421.0 million as of January 31, 2026, due primarily to our net income, partially offset by the payment of cash dividends, common stock repurchases, and settlements of share-based awards, net of withholding taxes paid. Our working capital levels are less subject to the volatility that affects our cash and cash equivalents because we carry no debt service obligations, fixed asset acquisitions in a reporting period are typically low, and our net liquidity includes short-term investments and AFS investments.

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

As of April 30, 2026, we did not have any outstanding borrowings under the Credit Agreement. However, the Bank has issued a letter of credit in the total outstanding amount of $0.5 million as of April 30, 2026. The comparable outstanding total amount of letters of credit at January 31, 2026 was $0.3 million.

We have pledged the majority of the Company’s assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends, or significant investments as long as certain conditions are met. The Credit Agreement requires that we comply with certain financial covenants at its fiscal year-end and at each fiscal quarter-end. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation, and amortization, as defined, over each rolling twelve-month measurement period. As of April 30, 2026, we were in compliance with the covenants and other requirements of the Credit Agreement.

Performance Bonds and Guarantees

In the normal course of business and for certain major projects, we may be required to obtain surety or performance bonding, to provide parent company guarantees, or to cause the issuance of letters of credit (or some combination thereof) in order to provide performance assurances to clients on behalf of one of our subsidiaries.

If our services under a guaranteed project would not be completed, or if it would be determined to have resulted in a material defect or other material deficiency, then we could be responsible for monetary damages or other legal remedies. As is typically required by any surety bond, we would be obligated to reimburse the issuer of any surety bond provided on behalf of a subsidiary for any cash payments made thereunder. The commitments under performance bonds generally end concurrently with the expiration of the related contractual obligation.

As of April 30, 2026, the estimated amount of our unsatisfied bonded performance obligations, covering all of our subsidiaries, was approximately $1.0 billion. In addition, as of April 30, 2026, the outstanding amount of bonds covering other risks, including warranty obligations and contract payment retentions related to completed activities, was $37.9 million.

When sufficient information about claims related to performance on projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such losses. As our subsidiaries are wholly-owned, any actual liability related to contract performance is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. Any amounts that we may be required to pay in excess of the estimated costs to complete contracts in progress as of April 30, 2026 are not estimable.

Solar Energy Project Investments

We make investments in limited liability companies that make equity investments in solar energy projects that are eligible to receive energy tax credits, for which we have received substantially all of the income tax benefits associated with those investments. As of April 30, 2026, we had no remaining cash investment commitments related to the solar tax credit entities in which we have invested. It is likely that we will evaluate opportunities to make other alternative energy project investments in the future.

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

We have agreed to support arrangements with independent project developers, primarily by providing development financing to special purpose entities formed to advance natural gas-fired power plant projects. Several of these arrangements have resulted in our successful construction of gas-fired power plants. In each case, we received project development fees, and our loans were repaid in full plus interest and fees. Not all such business development endeavors are successful, and we have recorded impairment losses as a result in the past. As of April 30, 2026, there were no development financing loans outstanding.

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

The following tables present the determinations of EBITDA for the three months ended April 30, 2026 and 2025, respectively (amounts in thousands):

	Three Months Ended
	April 30,
	2026	2025
Net income, as reported	$46,063	$22,550
Provision for income taxes	7,706	7,236
Depreciation	559	415
Amortization of intangible assets	75	98
EBITDA	$54,403	$30,299

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report filed with the SEC on March 26, 2026.

Recently Issued Accounting Pronouncements

See Note 1 to the accompanying condensed consolidated financial statements for discussion on recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the three months ended April 30, 2026.

For a broader discussion of the Company’s exposure to market risks, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of April 30, 2026. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to the Company and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure in the reports.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended April 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 9 to the accompanying condensed consolidated financial statements for discussion of the status of an outstanding legal proceeding as of April 30, 2026. In the normal course of business, we may have pending claims and legal proceedings. It is our opinion, based on information available at this time, that the resolution of any current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized management to repurchase shares of our common stock in the open market, through investment banking institutions, privately-negotiated transactions, or direct purchases pursuant to a share repurchase program (the “Share Repurchase Plan”). On April 8, 2026, the board of directors increased the total authorization under the Share Repurchase Plan by $50 million, bringing the aggregate authorized amount to $200 million. The timing and amount of any repurchases will depend on market and business conditions, applicable legal and credit requirements, and other corporate considerations. In accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, and pursuant to the Share Repurchase Plan, we have permitted, and may in the future permit, the repurchase of our common stock during trading blackout periods by an investment banking firm or other institution acting as our agent under predetermined parameters.

Information related to our share repurchases for the three months ended April 30, 2026 follows:

				Approximate Dollar
			Total Number of	Value of Shares That May Yet
			Shares Purchased as Part	Be Purchased under the
	Total Number of	Average Price per	of Publicly Announced	Plans or Programs
Period	Shares Repurchased	Share Paid	Plans or Programs	(Dollars in Thousands)
February 1 - 28, 2026	3,250	$386.97	3,250	$36,361
March 1 - 31, 2026	1,800	$458.70	1,800	$35,535
April 1 - 30, 2026	42,515	$606.35	1,400	$84,663
Total	47,565		6,450

For the month ended April 30, 2026, we withheld 41,115 shares of our common stock at the average price per share of $605.78 for the exercise price and/or tax withholding in connection with stock option exercises and restricted stock unit settlements that occurred during the month.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

During the quarter ended April 30, 2026, no director or officer of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

ARGAN, INC.

June 4, 2026	By:	/s/ David H. Watson
David H. Watson
President and Chief Executive Officer

June 4, 2026	By:	/s/ Joshua S. Baugher
Joshua S. Baugher
Senior Vice President, Chief Financial Officer and
Treasurer