Form 10-Q
period 2026-07-31
ARGAN INC
filed 2026-09-02
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended

July 31, 2026

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

Common stock, $0.15 par value: 14,029,842 shares as of August 28, 2026.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
REVENUES	$383,976	$237,743	$674,930	$431,403
Cost of revenues	309,758	193,476	539,598	350,273
GROSS PROFIT	74,218	44,267	135,332	81,130
Selling, general and administrative expenses	17,413	14,212	33,132	26,733
INCOME FROM OPERATIONS	56,805	30,055	102,200	54,397
Other income, net	10,083	5,581	18,457	11,025
INCOME BEFORE INCOME TAXES	66,888	35,636	120,657	65,422
Provision for income taxes	13,586	361	21,292	7,597
NET INCOME	53,302	35,275	99,365	57,825

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Foreign currency translation adjustments	(267)	(251)	(808)	3,370
Net unrealized (losses) gains on available-for-sale securities	(4,550)	(1,082)	(7,209)	1,598
COMPREHENSIVE INCOME	$48,485	$33,942	$91,348	$62,793

EARNINGS PER SHARE
Basic	$3.80	$2.57	$7.10	$4.23
Diluted	$3.76	$2.50	$7.01	$4.09

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	14,028	13,731	13,994	13,680
Diluted	14,164	14,131	14,181	14,122

CASH DIVIDENDS PER SHARE	$0.500	$0.375	$1.000	$0.750

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	July 31,	January 31,
	2026	2026
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$364,481	$339,481
Investments	663,965	555,500
Accounts receivable, net	180,356	133,677
Contract assets	35,713	43,397
Other current assets	73,955	60,202
TOTAL CURRENT ASSETS	1,318,470	1,132,257
Property, plant and equipment, net	22,797	16,596
Goodwill	30,670	28,033
Intangible assets, net	6,030	1,450
Right-of-use and other assets	23,003	8,018
TOTAL ASSETS	$1,400,970	$1,186,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$115,212	$107,540
Accrued expenses	135,878	89,748
Contract liabilities	627,020	513,969
TOTAL CURRENT LIABILITIES	878,110	711,257
Deferred taxes, net	3,061	6,555
Noncurrent liabilities	12,960	6,280
TOTAL LIABILITIES	894,131	724,092

COMMITMENTS AND CONTINGENCIES (see Notes 8 and 9)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 15,828,289 shares issued; 14,032,792 and 13,950,712 shares outstanding at July 31, 2026 and January 31, 2026, respectively	2,374	2,374
Additional paid-in capital	165,039	167,234
Retained earnings	491,539	406,197
Treasury stock, at cost – 1,795,497 and 1,877,577 shares at July 31, 2026 and January 31, 2026, respectively	(144,914)	(114,361)
Accumulated other comprehensive (loss) income	(7,199)	818
TOTAL STOCKHOLDERS’ EQUITY	506,839	462,262
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,400,970	$1,186,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional			Accumulated Other
	Outstanding	Par	Paid-in	Retained	Treasury	Comprehensive	Total
	Shares	Value	Capital	Earnings	Stock	Income (Loss)	Stockholders' Equity
Balances, February 1, 2026	13,950,712	$2,374	$167,234	$406,197	$(114,361)	$818	$462,262
Net income	—	—	—	46,063	—	—	46,063
Foreign currency translation loss	—	—	—	—	—	(541)	(541)
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(2,659)	(2,659)
Stock compensation expense	—	—	2,036	—	—	—	2,036
Stock option exercises and restricted stock unit settlements, net	76,165	—	(6,037)	—	(17,653)	—	(23,690)
Common stock repurchases	(6,450)	—	—	—	(2,955)	—	(2,955)
Cash dividends	—	—	—	(7,005)	—	—	(7,005)
Balances, April 30, 2026	14,020,427	2,374	163,233	445,255	(134,969)	(2,382)	473,511
Net income	—	—	—	53,302	—	—	53,302
Foreign currency translation loss	—	—	—	—	—	(267)	(267)
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(4,550)	(4,550)
Stock compensation expense	—	—	2,422	—	—	—	2,422
Stock option exercises and restricted stock unit settlements, net	22,755	—	(1,045)	—	(3,322)	—	(4,367)
Common stock repurchases	(11,267)	—	—	—	(6,694)	—	(6,694)
Cash dividends	—	—	—	(7,018)	—	—	(7,018)
Issuance of treasury stock for acquisition (see Note 14)	877	—	429	—	71	—	500
Balances, July 31, 2026	14,032,792	$2,374	$165,039	$491,539	$(144,914)	$(7,199)	$506,839

Balances, February 1, 2025	13,634,214	$2,374	$168,966	$292,698	$(105,643)	$(6,538)	$351,857
Net income	—	—	—	22,550	—	—	22,550
Foreign currency translation gain	—	—	—	—	—	3,621	3,621
Net unrealized gains on available-for-sale securities	—	—	—	—	—	2,680	2,680
Stock compensation expense	—	—	1,188	—	—	—	1,188
Stock option exercises and restricted stock unit settlements, net	59,472	—	(4,556)	—	(1,526)	—	(6,082)
Common stock repurchases	(55,117)	—	—	—	(6,849)	—	(6,849)
Cash dividends	—	—	—	(5,070)	—	—	(5,070)
Balances, April 30, 2025	13,638,569	2,374	165,598	310,178	(114,018)	(237)	363,895
Net income	—	—	—	35,275	—	—	35,275
Foreign currency translation loss	—	—	—	—	—	(251)	(251)
Net unrealized losses on available-for-sale securities	—	—	—	—	—	(1,082)	(1,082)
Stock compensation expense	—	—	2,265	—	—	—	2,265
Stock option exercises and restricted stock unit settlements, net	174,006	—	(1,247)	—	(303)	—	(1,550)
Common stock repurchases	(1,000)	—	—	—	(199)	—	(199)
Cash dividends	—	—	—	(5,177)	—	—	(5,177)
Balances, July 31, 2025	13,811,575	$2,374	$166,616	$340,276	$(114,520)	$(1,570)	$393,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$99,365	$57,825
Adjustments to reconcile net income to net cash provided by operating activities
Stock compensation expense	4,458	3,453
Depreciation	1,204	906
Changes in accrued interest on investments	(1,816)	538
Non-cash lease expense	4,487	2,151
Deferred income tax (benefit) expense	(1,382)	767
Other	313	(1,034)
Changes in operating assets and liabilities
Accounts receivable	(44,468)	(3,226)
Contract assets	7,784	4,689
Other assets	(13,693)	(1,731)
Accounts payable and accrued expenses	41,051	(12,022)
Contract liabilities	113,051	17,579
Net cash provided by operating activities	210,354	69,895

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(72,500)	(25,000)
Maturities of short-term investments	42,500	80,000
Purchases of available-for-sale securities	(120,084)	(92,164)
Maturities of available-for-sale securities	35,000	25,000
Acquisition, net of cash acquired	(7,970)	—
Purchases of property, plant and equipment	(7,688)	(2,089)
Net cash used in investing activities	(130,742)	(14,253)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchases	(9,649)	(7,048)
Payments of cash dividends	(14,023)	(10,247)
Settlements of share-based awards, net of withholding taxes paid	(28,057)	(7,632)
Net cash used in financing activities	(51,729)	(24,927)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(2,883)	1,872
NET INCREASE IN CASH AND CASH EQUIVALENTS	25,000	32,587
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	339,481	145,263
CASH AND CASH EQUIVALENTS, END OF PERIOD	$364,481	$177,850

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets obtained in exchange for lease obligations	$19,046	$2,147
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for operating leases	$4,493	$2,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2026

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

Through the Power segment, the Company provides a full range of engineering, procurement, construction, commissioning, maintenance, project development, and technical consulting services to the power generation market. The segment’s customers include independent power producers, public utilities, power plant equipment suppliers and other commercial firms with significant power requirements. Customer projects are located in the United States (the “U.S.”), the Republic of Ireland (“Ireland”) and the United Kingdom (the “U.K.”). The Company’s Industrial segment provides on-site services that support new plant construction and additions for industrial facilities primarily located in the Southeast region of the U.S. The segment also fabricates, delivers, and installs metal components, including piping systems and pressure vessels, and performs maintenance turnarounds, shutdowns, and emergency mobilizations. Its customers include datacenter developers and companies in the power, petrochemical, biopharmaceutical, pulp and paper, and specialty chemical industries, among other industrial end markets. The Company’s Teledata segment provides project management, construction, installation, maintenance, repair, and emergency response services for power distribution and information, communication, and data networks. The segment’s customers include commercial and industrial organizations, as well as state and federal government agencies, primarily throughout the Mid-Atlantic and New England regions of the U.S.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments considered necessary for a fair statement of the financial position of the Company as of July 31, 2026, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Business Combinations – The Company accounts for business combinations using the acquisition method of accounting. The results of operations of an acquired business are included in the Company’s condensed consolidated financial statements from the date of acquisition. The Company recognizes the identifiable assets acquired and liabilities assumed at their estimated fair values, with certain exceptions, as of the acquisition date, with the excess of the consideration transferred over the net of those amounts recorded as goodwill.

The determination of the fair values of assets acquired and liabilities assumed requires management to make estimates and assumptions, including the selection of valuation methodologies, estimates of future cash flows, discount rates, and useful lives of acquired assets. These estimates are inherently uncertain, and actual results may differ from those estimates. During the measurement period, which does not exceed one year from the acquisition date, the Company may record adjustments to the provisional amounts recognized for assets acquired and liabilities assumed, with a corresponding adjustment to goodwill, in the period such adjustments are identified.

Acquisition-related transaction costs are expensed as incurred and are included in selling, general and administrative expenses in the Company's condensed consolidated statements of earnings. Contingent consideration classified as a liability, if any, is recorded at fair value as of the acquisition date, with subsequent changes in fair value recognized in earnings until the contingency is resolved. See Note 14 for a discussion of the ValCor Communications, LLC (“ValCor”) acquisition.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose specific information about certain costs and expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effects, if any, that the adoption of ASU 2024-03 may have on its financial position, results of operations, cash flows, or disclosures.

There are no other recently issued accounting pronouncements that have not yet been adopted that the Company considers material to its condensed consolidated financial statements.

NOTE 2 – REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenues

The following table presents consolidated revenues for the three and six months ended July 31, 2026 and 2025, disaggregated by the geographic area where the corresponding projects were located:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
United States	$323,650	$214,195	$577,503	$395,301
Republic of Ireland	42,759	17,244	66,900	27,132
United Kingdom	17,567	6,304	30,527	8,970
Consolidated revenues	$383,976	$237,743	$674,930	$431,403

Revenues for projects located in Ireland and the U.K. are attributed to the Power segment. The major portions of the Company’s consolidated revenues are recognized pursuant to fixed-price contracts with most of the remaining portions earned pursuant to time-and-material contracts. Consolidated revenues are disaggregated by reportable segment in Note 16 to the condensed consolidated financial statements.

Contract Assets and Liabilities

During the six months ended July 31, 2026 and 2025, there were no material unusual or one-time adjustments to contract assets or contract liabilities balances. The Company recognized the following revenues that were included in the contract liabilities balances at the beginning of the respective period:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenues recognized from contract liabilities	$291,394	$143,116	$417,948	$244,884

Contract retentions are billed amounts which, pursuant to the terms of the applicable contract, are not paid by customers until a defined phase of a contract or project has been completed and accepted. These retained amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. The amounts retained by project owners and other customers under construction contracts as of July 31, 2026 and January 31, 2026 were $94.4 million and $54.5 million, respectively.

Variable Consideration

Variable consideration includes unapproved change orders where the Company has project-owner directive for additional work or other scope changes but has not yet obtained approval for the associated price or the corresponding additional effort. These amounts are included in the transaction price when it is considered probable that the applicable costs, including those for additional effort, will be recovered through a modification to the contract price. As of July 31, 2026 and January 31, 2026, the aggregate amounts of contract variations included in the corresponding transaction prices pending customer approvals were $27.2 million and $11.4 million, respectively, portions of which related to an overseas project.

Remaining Unsatisfied Performance Obligations

As of July 31, 2026, the Company had remaining unsatisfied performance obligations (“RUPO”) of $2.5 billion. The largest portion of RUPO at any date usually relates to engineering, procurement and construction (“EPC”) services and other construction contracts with typical performance durations of one to four years. The Company estimates that it will recognize approximately 48% of RUPO as revenue during the next 12 months, with substantially all the remaining performance obligations to be recognized within 12 to 24 months thereafter. It is important to note that estimates may be changed in the future and that cancellations, deferrals or scope adjustments may occur related to work included in the amount of RUPO as of July 31, 2026. Accordingly, RUPO may be adjusted to reflect project delays and cancellations, revisions to project scope and cost and foreign currency exchange fluctuations, or to revise estimates, as effects become known. Such adjustments to RUPO may materially reduce future revenues below Company estimates.

NOTE 3 – CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash Equivalents

As of July 31, 2026 and January 31, 2026, certain amounts of cash equivalents were invested in money market funds with assets invested in high-quality money market instruments, including U.S. Treasury obligations; obligations of U.S. government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by such obligations.

Investments

The Company’s investments consisted of the following as of July 31, 2026 and January 31, 2026:

	July 31,	January 31,
	2026	2026
Short-term investments	$183,408	$151,901
Available-for-sale securities	480,557	403,599
Total investments	$663,965	$555,500

Short-Term Investments

Short-term investments as of July 31, 2026 and January 31, 2026, consisted solely of certificates of deposit (“CDs”) with remaining maturities of one year or less purchased from two major financial institutions. The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest. The balances of accrued interest on the CDs as of July 31, 2026 and January 31, 2026 were $3.4 million and $1.9 million, respectively.

Available-For-Sale Securities

The Company’s available-for-sale (“AFS”) securities consisted of the following amounts of amortized cost, allowance for credit losses, gross unrealized gains and losses, and estimated fair value by contractual maturity as of July 31, 2026 and January 31, 2026:

	July 31, 2026
		Allowance for	Gross	Gross	Estimated
	Amortized	Credit	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Losses	Value
U.S. Treasury notes:
Due within one year	$30,371	$—	$105	$—	$30,476
Due in one to three years	163,051	—	118	555	162,614
Due in three to five years	293,434	—	—	5,967	287,467
Totals	$486,856	$—	$223	$6,522	$480,557

	January 31, 2026
		Allowance for	Gross	Gross	Estimated
	Amortized	Credit	Unrealized	Unrealized	Fair
	Cost	Losses	Gains	Losses	Value
U.S. Treasury notes:
Due within one year	$45,446	$—	$127	$8	$45,565
Due in one to three years	77,931	—	1,182	13	79,100
Due in three to five years	277,196	—	2,192	454	278,934
Totals	$400,573	$—	$3,501	$475	$403,599

As of July 31, 2026 and January 31, 2026, interest receivable in the amounts of $4.0 million and $3.4 million, respectively, were included in the balances of AFS securities. For the three and six months ended July 31, 2026 and 2025, there were no sales of the Company’s AFS securities and, therefore, there were no amounts of gains or losses reclassified out of other comprehensive income into net income.

The Company does not believe the unrealized losses represent credit losses based on the evaluation of evidence as of July 31, 2026, which includes an assessment of whether it is more likely than not that the Company will be required to sell or intends to sell the investments before recovery of their corresponding amortized cost bases.

Earnings on Cash and Invested Funds

The Company earns interest and dividends on its cash equivalents and invested funds. The Company also earns interest on most of its cash balances. Earnings on invested funds and cash account balances for the three and six months ended July 31, 2026 were $8.8 million and $16.8 million, respectively, and they were $5.5 million and $11.0 million for the three and six months ended July 31, 2025, respectively. Earnings on investments are included in other income, net, in the condensed consolidated statements of earnings.

Concentration Risk

The Company maintains its cash, cash equivalents, and investments at major financial institutions, including euro-based accounts in Ireland and pound sterling-based accounts in the U.K. in support of foreign operations. As of July 31, 2026 and January 31, 2026, approximately 12% and 10%, respectively, of these balances were held by foreign subsidiaries in Ireland and the U.K. Management does not believe that the Company's concentration of cash, cash equivalents, and investments at financial institutions, including amounts in excess of government-insured levels, represents material risks.

NOTE 4 – FAIR VALUE MEASUREMENTS

The following table presents the Company’s financial instruments as of July 31, 2026 and January 31, 2026 that are measured and recorded at fair value on a recurring basis:

	July 31, 2026			January 31, 2026
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	Inputs	Inputs	Inputs	Inputs	Inputs	Inputs
Cash equivalents:
Money market funds	$135,288	$—	$—	$149,597	$—	$—
Available-for-sale securities:
U.S. Treasury notes	—	480,557	—	—	403,599	—
Totals	$135,288	$480,557	$—	$149,597	$403,599	$—

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable includes amounts that have been billed and amounts that are billable to customers. As of July 31, 2026 and January 31, 2026, there were billable amounts related to an overseas project in the total amounts of $25.1 million and $25.5 million, respectively, including the expected refund of the letter of credit draw identified in Note 9.

The amounts of the provision for credit losses for the three and six months ended July 31, 2026 and 2025 were insignificant. The allowances for credit losses as of July 31, 2026 and January 31, 2026 were insignificant.

NOTE 6 – INTANGIBLE ASSETS

The goodwill balances for the Power, Industrial, and Teledata segments were $18.5 million, $9.5 million, and $2.7 million, respectively, at July 31, 2026. The goodwill balances for the Power, Industrial, and Teledata segments were $18.5 million, $9.5 million, and $0.1 million, respectively, at January 31, 2026. The increase in the Teledata segment's goodwill balance reflects $2.6 million of goodwill recognized in connection with the ValCor acquisition (see Note 14) on July 31, 2026. Management does not believe that any events or circumstances occurred or arose since January 31, 2026, that required an updated assessment of the goodwill balances.

The Company’s intangible assets, other than goodwill, relate to the Industrial and Teledata segments and consisted of the following as of July 31, 2026 and January 31, 2026:

		July 31, 2026			January 31, 2026
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Amounts	Amortization	Amounts	Amounts	Amortization	Amounts
Trade name	15 years	$4,499	$3,199	$1,300	$4,499	$3,049	$1,450
Customer relationships	10 years	4,730	—	4,730	—	—	—
Totals		$9,229	$3,199	$6,030	$4,499	$3,049	$1,450

On July 31, 2026, the Company recognized $4.7 million of intangible assets in connection with the ValCor acquisition, consisting primarily of customer relationships with a weighted-average estimated useful life of 10 years. There were no other additions to intangible assets during the three and six months ended July 31, 2026, and there were no additions during the three and six months ended July 31, 2025. Amortization expense related to intangible assets for the three and six months ended July 31, 2026 were $0.1 million and $0.2 million, respectively, and was $0.1 million and $0.2 million for the three and six months ended July 31, 2025, respectively.

The following is a schedule of future amounts of amortization related to purchased intangibles:

Amortization
Years Ending January 31,	Expense
2027 (remainder)	$387
2028	773
2029	773
2030	773
2031	723
Thereafter	2,601
Total	$6,030

NOTE 7 – FINANCING ARRANGEMENTS

On May 24, 2024, the Company and Bank of America, N.A. (the “Bank”) executed the Second Amended and Restated Replacement Credit Agreement with an expiration date of May 31, 2027 (the “Credit Agreement”), which was amended on October 23, 2025. The Credit Agreement has a base lending commitment amount of $35.0 million and establishes the interest rate for revolving loans at the Secured Overnight Financing Rate (“SOFR”) plus 1.85%. In addition to the base commitment, the credit facility includes an accordion feature that allows for an additional commitment amount of $30.0 million, subject to certain conditions. The Company may use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business as defined in the Credit Agreement. Further, on May 31, 2024, the Company entered into a companion facility, in the amount of $25.0 million, pursuant to which an overseas subsidiary of the Company may cause the Bank’s European entity to issue letters of credit on its behalf that will be secured by a blanket parent company guarantee that was issued by Argan to the Bank.

As of July 31, 2026 and January 31, 2026, the Company did not have any borrowings outstanding under the Credit Agreement. However, the Bank has issued a letter of credit in the outstanding amount of $0.5 million as of July 31, 2026. As of January 31, 2026, the outstanding total amount of the letter of credit was $0.3 million.

The Company has pledged most of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement requires that the Company comply with certain financial covenants at its fiscal year-end and at each fiscal quarter-end. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation, and amortization, as defined, over each rolling twelve-month measurement period. As of July 31, 2026, the Company was in compliance with the covenants and other requirements of the Credit Agreement.

NOTE 8 – COMMITMENTS

As of July 31, 2026, the estimated amount of the Company’s unsatisfied bonded performance obligations, covering all of its subsidiaries, was approximately $0.9 billion. As of July 31, 2026, the outstanding amount of bonds covering other risks, including warranty obligations and contract payment retentions related to completed activities, was $104.3 million.

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

In March 2025, the U.K. subsidiary of the Company sued EP NI Energy Limited and EP UK Investment Limited (together referred to as “EP”) in the High Court of Justice, Business and Property Courts of England and Wales for EP’s breach of contract and failure to remedy various events which negatively impacted the schedule and costs of an overseas project, resulting in EP receiving the benefits of the construction efforts of the Company’s U.K. subsidiary and the corresponding progress on the project without making payments to which the Company’s U.K. subsidiary was contractually entitled. The Company’s U.K. subsidiary provided the project owner notice to terminate because of project owner breaches of the contract. Those breaches were not resolved, as a result of which the contract terminated on May 3, 2024. Subsequently, the project owner made a draw for the full amount of a $9.8 million irrevocable letter of credit, or on-demand performance bond, issued by the Company’s bank. The Company believes the project owner improperly initiated the draw on the bond and, therefore, the amount should be refunded. This amount is included in accounts receivable as of July 31, 2026. The Company’s U.K. subsidiary has significant billable receivables, unresolved contract variations and claims for extensions of time, among other issues, related to this overseas project. The project owner has asserted counterclaims that the Company’s U.K. subsidiary disputes. The Company’s U.K. subsidiary will vigorously assert its rights and claims to recover its lost value and collect any remaining monies owed.

NOTE 10 – STOCK-BASED COMPENSATION

Stock-based compensation expense amounts for the three and six months ended July 31, 2026 were $2.4 million and $4.5 million respectively, and they were $2.3 million and $3.5 million for the three and six months ended July 31, 2025, respectively. As of July 31, 2026, there was $17.1 million in unrecognized compensation costs related to outstanding stock awards that the Company expects to recognize over the next three years.

During the six months ended July 31, 2026, the Company awarded performance-based restricted stock units covering a target of 596 shares of common stock, earnings per share performance-based restricted stock units covering a target of 12,583 shares of common stock, and time-based restricted stock units covering 12,024 shares of common stock. The number of shares of common stock to be issued under certain awards may exceed the number of target shares if certain performance goals are exceeded. The changes in the maximum number of shares of common stock issuable pursuant to outstanding restricted stock units for the six months ended July 31, 2026 are presented below (shares in thousands):

		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Outstanding, February 1, 2026	231	$53.19
Granted	42	$271.74
Issued	(90)	$41.21
Outstanding, July 31, 2026	183	$109.24

During the six months ended July 31, 2026, the Company awarded nonqualified stock options to purchase 955 shares of common stock at a weighted-average exercise price per share of $588.28. During the six months ended July 31, 2026, nonqualified stock options to purchase 57,401 shares of common stock were exercised at a weighted-average exercise price per share of $43.02. As of July 31, 2026, there were 21,621 nonqualified stock options outstanding.

Shares Withheld and Treasury Stock

For the six months ended July 31, 2026 and 2025, the Company used 98,920 shares and 233,478 shares of treasury stock, respectively, to settle stock option exercises and other share-based awards. For the six months ended July 31, 2026, the Company withheld 48,924 shares of common stock at the average price per share of $623.99 for the exercise price and/or tax withholding in connection with stock option exercises and other share-based award settlements. For the six months ended July 31, 2025, the Company withheld 95,977 shares of common stock at the average price per share of $194.00 for the exercise price and/or tax withholding in connection with stock option exercises and other share-based award settlements.

NOTE 11 – PROVISION FOR INCOME TAXES

The Company’s effective income tax rate (“ETR”) for the six months ended July 31, 2026 and 2025 was 17.6% and 11.6%, respectively. The Company’s ETR for the six months ended July 31, 2026 and 2025 differed from the U.S. federal statutory rate of 21% primarily due to the favorable tax benefit resulting from stock option exercises and other share-based award settlements during the periods.

For the six months ended July 31, 2026 and 2025, the amount of cash paid for income taxes, net of refunds received, was $15.1 million and $8.0 million, respectively.

Valuation Allowance

As of July 31, 2026, the Company maintained a valuation allowance of $10.3 million against certain deferred tax assets of its U.K. subsidiary, consisting primarily of net operating loss carryforwards. The Company assesses the realizability of these deferred tax assets each reporting period, considering all available positive and negative evidence, including its recent history of operating results in that jurisdiction, the expected reversal of taxable temporary differences, and projections of future taxable income. The Company’s U.K. operations have generated taxable income in recent periods. If that trend continues, it is reasonably possible that the Company could release all or a portion of this valuation allowance within the next 12 months, which would result in a material income tax benefit in the period of release. The amount and timing of any release will depend on the level of profitability achieved by the U.K. operations and the weight of the evidence available at the time of the assessment.

Solar Energy Projects

The Company holds equity investments in Solar Tax Credit (“STC”) investments. Primarily, the STC investments are structured as limited liability companies that invest in solar energy projects that are eligible to receive energy tax credits. As of July 31, 2026 and January 31, 2026, the investment accounts balances were $1.5 million and $1.7 million, respectively, which are included in other assets in the condensed consolidated balance sheets. As of July 31, 2026, the Company had no remaining cash investment commitments related to the STC investments. These investments are expected to provide positive overall returns over their expected lives.

The Company has STC investments that qualify for the proportional amortization method (“PAM”). For these investments, the Company recognized income tax credits and other income tax benefits of less than $0.1 million during the three and six months ended July 31, 2026. For the three and six months ended July 31, 2025, the Company recognized $0.8 million and $1.5 million of income tax credits and other income tax benefits, respectively. For the three and six months ended July 31, 2026, the Company recorded amortization related to STC investments of less than $0.1 million. For the three and six months ended July 31, 2025, the Company recorded amortization related to STC investments of $0.7 million and $1.4 million, respectively. The amount of non-income tax related activity and other returns related to the STC investments that qualify for PAM was not material for the three and six months ended July 31, 2026 and 2025.

For the three and six months ended July 31, 2026 and 2025, the Company’s share of activity from its STC investments that do not qualify for PAM was not material.

NOTE 12 – EARNINGS PER SHARE

Potentially dilutive securities include stock options and restricted stock units. Diluted earnings per share include only securities that are actually dilutive. Basic and diluted earnings per share are computed as follows (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net income	$53,302	$35,275	$99,365	$57,825

Weighted average shares outstanding – basic	14,028	13,731	13,994	13,680
Effect of stock awards	136	400	187	442
Weighted average shares outstanding – diluted	14,164	14,131	14,181	14,122

Earnings per share
Basic	$3.80	$2.57	$7.10	$4.23
Diluted	$3.76	$2.50	$7.01	$4.09

Anti-dilutive securities not included	—	—	—	2

NOTE 13 – STOCKHOLDERS’ EQUITY

During the six months ended July 31, 2026 and during Fiscal 2026, the Company paid dividends to stockholders as follows:

Record Date	Payment Date	Amount Per Share
July 23, 2026	July 31, 2026	$0.500
April 22, 2026	April 30, 2026	0.500
January 22, 2026	January 31, 2026	0.500
October 23, 2025	October 31, 2025	0.500
July 23, 2025	July 31, 2025	0.375
April 22, 2025	April 30, 2025	0.375

On April 8, 2026, the board of directors of Argan increased the total authorization to repurchase shares of the Company’s common stock by $50 million, bringing the aggregate authorized amount to $200 million. Pursuant to its established program and authorizations provided by Argan’s board of directors, the Company repurchased shares of its common stock during the six months ended July 31, 2026 and 2025 and added the shares to treasury stock. During these periods, the Company repurchased 17,717 shares and 56,117 shares of common stock, all on the open market, for aggregate prices of approximately $9.6 million, or $544.62 per share, and $7.0 million, or $125.60 per share, respectively.

NOTE 14 – ACQUISITION

On July 31, 2026, the Company acquired all of the membership interests of ValCor, a Connecticut limited liability company, for total consideration of approximately $9.4 million, consisting of $8.0 million in cash, $0.5 million of our common stock issued from treasury, and $0.9 million for the acquisition-date fair value of contingent consideration. Transaction costs related to the acquisition were not material. The purchase price is subject to customary post-closing adjustments, including those related to net working capital and indemnification obligations. ValCor provides installation, maintenance, and repair services for information, communication, and data networks serving defense and aerospace customers throughout New England. The acquisition expands the geographic footprint, business opportunities, and market presence of Company’s Teledata segment.

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The results of ValCor’s operations will be included in the Company’s consolidated financial statements and reported within the Teledata segment from the date of the acquisition. The preliminary allocation of the consideration transferred resulted in $4.7 million of acquired customer relationships and $2.6 million of goodwill. The estimated purchase price and allocation are preliminary and may change during the measurement period. The acquisition was not material to the Company's condensed consolidated financial statements, and accordingly, supplemental pro forma results of operations and the revenue and earnings of ValCor since the acquisition date have not been presented.

NOTE 15 – CUSTOMER CONCENTRATIONS

Most of the Company’s consolidated revenues relate to performance by the Power segment. The following schedule presents the percentage of consolidated revenues for each reportable segment for the respective periods:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Power	78.4%	82.8%	78.2%	82.8%
Industrial	19.8	15.2	19.9	15.1
Teledata	1.8	2.0	1.9	2.1

The Company’s most significant customer relationships for the three months ended July 31, 2026 included four Power customers, which accounted for 15%, 15%, 13%, and 13% of consolidated revenues. The Company’s most significant customer relationships for the three months ended July 31, 2025 included three Power customers, which accounted for 30%, 17%, and 13% of consolidated revenues. The Company’s most significant customer relationships for the six months ended July 31, 2026 included four Power customers, which accounted for 15%, 14%, 11%, and 11% of consolidated revenues. The Company’s most significant customer relationships for the six months ended July 31, 2025 included two Power customers, which accounted for 27% and 23% of consolidated revenues.

The accounts receivable balances from four major customers represented 23%, 16%, 14%, and 12% of the corresponding consolidated balance as of July 31, 2026. The accounts receivable balances from three major customers represented 29%, 19%, and 11% of the corresponding consolidated balance as of January 31, 2026.

The contract asset balances attributable to three major customers represented 22%, 16%, and 11% of the corresponding consolidated balance as of July 31, 2026, and the contract asset balances attributable to three major customers represented 23%, 22%, and 19% of the corresponding consolidated balance as of January 31, 2026.

NOTE 16 – SEGMENT REPORTING

Segments represent components of an enterprise for which discrete financial information is available that is evaluated regularly by the Company’s chief executive officer, who is the Company’s chief operating decision maker (the “CODM”), in determining how to allocate resources and in assessing performance. The Company’s reportable segments recognize revenues and incur expenses and are organized as separate business units, each with distinct management teams, customers, workforces, and service offerings. The Company’s reportable segments may include more than one operating segment.

Income before income taxes is the measure of segment profit or loss used by the CODM. The CODM reviews segment income before income taxes on a monthly basis, comparing actual results to the annual operating plan and to prior periods. The CODM uses the resulting analysis in deciding the level of capital resources to allocate to each segment, in evaluating the performance of segment management, and in determining incentive compensation.

In addition to income before income taxes, the CODM uses gross profit to evaluate project execution and uses income from operations to evaluate the management of selling, general and administrative expenses. Amounts for these measures, and reconciliations of each to the Company’s consolidated results, are presented in the tables below.

Intersegment revenues and the related cost of revenues are netted against the corresponding amounts of the segment receiving the intersegment services. For the three and six months ended July 31, 2026, intersegment revenues were $2.4 million and $2.8 million, respectively, and primarily related to services provided by the Teledata segment to the Industrial segment. For the six months ended July 31, 2025, intersegment revenues were $1.9 million and primarily related to services provided by the Industrial segment to the Power segment. The amount of intersegment revenues for the three months ended July 31, 2025 was insignificant. Pricing for intersegment services is established based on the amounts negotiated between the respective parties.

Summarized below are certain operating results and financial position data of the Company’s reportable segments for the three and six months ended July 31, 2026 and 2025. Selling, general and administrative expenses include compensation and benefits, professional fees, information technology, insurance premiums, rent, business development, and amortization and depreciation expenses incurred directly by each segment. Other income, net, primarily includes earnings on invested funds. Corporate net expenses consist primarily of corporate overhead costs, partially offset by certain earnings on cash and cash equivalents. Corporate current assets primarily consist of cash, cash equivalents, and income-tax related assets.

Three Months Ended
July 31, 2026	Power	Industrial	Teledata	Totals
Revenues	$301,208	$76,172	$6,596	$383,976
Cost of revenues	233,612	70,644	5,502	309,758
Gross profit	67,596	5,528	1,094	74,218
Selling, general and administrative expenses	10,767	1,634	1,329	13,730
Income (loss) from operations	56,829	3,894	(235)	60,488
Other income, net	9,513	154	15	9,682
Segment income (loss) before income taxes	$66,342	$4,048	$(220)	70,170
Corporate				(3,282)
Consolidated income before income taxes				66,888
Provision for income taxes				13,586
Net income				$53,302

Three Months Ended				Segment		Consolidated
July 31, 2026	Power	Industrial	Teledata	Totals	Corporate	Totals
Amortization of intangibles	$—	$75	$—	$75	$—	$75
Depreciation	347	199	96	642	3	645
Property, plant and equipment additions	353	4,849	53	5,255	—	5,255

Current assets	$1,022,970	$98,039	$8,263	$1,129,272	$189,198	$1,318,470
Current liabilities	802,317	68,415	5,551	876,283	1,827	878,110
Goodwill	18,476	9,467	2,727	30,670	—	30,670
Total assets	1,073,696	118,938	18,543	1,211,177	189,793	1,400,970

Three Months Ended
July 31, 2025	Power	Industrial	Teledata	Totals
Revenues	$196,948	$36,065	$4,730	$237,743
Cost of revenues	158,370	31,542	3,564	193,476
Gross profit	38,578	4,523	1,166	44,267
Selling, general and administrative expenses	7,744	1,838	913	10,495
Income from operations	30,834	2,685	253	33,772
Other income, net	4,422	1	11	4,434
Segment income before income taxes	$35,256	$2,686	$264	38,206
Corporate				(2,570)
Consolidated income before income taxes				35,636
Provision for income taxes				361
Net income				$35,275

Three Months Ended				Segment		Consolidated
July 31, 2025	Power	Industrial	Teledata	Totals	Corporate	Totals
Amortization of intangibles	$—	$98	$—	$98	$—	$98
Depreciation	223	163	96	482	9	491
Property, plant and equipment additions	914	753	18	1,685	9	1,694

Current assets	$656,368	$52,060	$4,769	$713,197	$115,587	$828,784
Current liabilities	451,599	26,758	3,964	482,321	2,001	484,322
Goodwill	18,476	9,467	90	28,033	—	28,033
Total assets	690,653	68,338	7,353	766,344	116,360	882,704

Six Months Ended
July 31, 2026	Power	Industrial	Teledata	Totals
Revenues	$527,875	$134,476	$12,579	$674,930
Cost of revenues	406,698	122,071	10,829	539,598
Gross profit	121,177	12,405	1,750	135,332
Selling, general and administrative expenses	19,996	3,597	2,491	26,084
Income (loss) from operations	101,181	8,808	(741)	109,248
Other income, net	17,365	180	12	17,557
Segment income (loss) before income taxes	$118,546	$8,988	$(729)	126,805
Corporate				(6,148)
Consolidated income before income taxes				120,657
Provision for income taxes				21,292
Net income				$99,365

Six Months Ended				Segment		Consolidated
July 31, 2026	Power	Industrial	Teledata	Totals	Corporate	Totals
Amortization of intangibles	$—	$150	$—	$150	$—	$150
Depreciation	675	351	172	1,198	6	1,204
Property, plant and equipment additions	2,158	5,477	53	7,688	—	7,688

Six Months Ended
July 31, 2025	Power	Industrial	Teledata	Totals
Revenues	$357,304	$65,249	$8,850	$431,403
Cost of revenues	285,756	57,575	6,942	350,273
Gross profit	71,548	7,674	1,908	81,130
Selling, general and administrative expenses	14,530	3,450	1,831	19,811
Income from operations	57,018	4,224	77	61,319
Other income, net	8,794	1	43	8,838
Segment income before income taxes	$65,812	$4,225	$120	70,157
Corporate				(4,735)
Consolidated income before income taxes				65,422
Provision for income taxes				7,597
Net income				$57,825

Six Months Ended				Segment		Consolidated
July 31, 2025	Power	Industrial	Teledata	Totals	Corporate	Totals
Amortization of intangibles	$—	$196	$—	$196	$—	$196
Depreciation	383	323	188	894	12	906
Property, plant and equipment additions	1,129	765	106	2,000	89	2,089

NOTE 17 — SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Other current assets consisted of the following as of July 31, 2026 and January 31, 2026:

	July 31,	January 31,
	2026	2026
Income tax refunds receivable and prepaid income taxes	$35,729	$36,019
Raw materials inventory	13,129	10,978
Prepaid expenses	12,115	5,788
Other	12,982	7,417
Total other current assets	$73,955	$60,202

Accrued expenses consisted of the following as of July 31, 2026 and January 31, 2026:

	July 31,	January 31,
	2026	2026
Accrued project costs	$66,009	$38,623
Accrued compensation	40,239	40,734
Lease liabilities	10,915	2,516
Other	18,715	7,875
Total accrued expenses	$135,878	$89,748

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of July 31, 2026, and the results of their operations for the three and six months ended July 31, 2026 and 2025, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for Fiscal 2026 that was filed with the SEC on March 26, 2026 (the “Annual Report”).

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

These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable when made, we cannot guarantee future results, levels of activity, performance, or achievements.

All comments concerning our expectations for future revenues and operating results are based on our forecasts for existing operations that do not include the potential impacts of any future acquisitions.

There are a number of important factors that could cause our actual results to differ materially from the results anticipated by our forward-looking statements, which include, but are not limited to:

●	decreased demand for our services during economic downturns or unpredictable economic cycles;
●	the concentration of our consolidated revenues in a limited number of customers and projects;
●	unexpected adjustments, delays, suspensions or cancellations that reduce project backlog or the rate at which backlog is converted into revenues;
●	disruptions or unfavorable changes in power market economics;
●	reduced demand for our services resulting from increases in, or increased volatility of, natural gas prices;
●	soft demand for electrical power;
●	project disruptions due to unexpected changes in the foreign countries in which we operate;
●	changes in U.S. trade policy, including the imposition of tariffs;
●	delays or failures in obtaining required regulatory approvals, including permits, interconnection agreements and natural gas pipeline approvals;
●	inflation and increases in the cost, or reductions in the availability, of labor, materials, components and equipment, including extended lead times for gas turbines and other long-lead equipment;
●	work stoppages, union negotiations and other labor problems;
●	risks relating to acquisitions, investments and divestitures, including the inability to complete such transactions or to integrate acquired businesses successfully;
●	security threats, including cybersecurity threats, and related disruptions; and
●	natural disasters, adverse weather, public health crises, geopolitical conflicts and other catastrophic events, including related disruptions to global energy markets and supply chains.

Additional factors include those described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, including under the captions Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Business, in our quarterly reports on Form 10-Q, including under the captions Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in our subsequent filings with the SEC.

There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business, and we undertake no obligation to update or revise any forward-looking statements except as required by law. You should not place undue reliance on any forward-looking statements that we may make.

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

Industrial: Our Industrial segment provides on-site services that support new plant construction and additions, maintenance turnarounds, shutdowns, and emergency mobilizations for industrial operations primarily located in the Southeast region of the U.S. The segment also fabricates, delivers, and installs metal components such as piping systems and pressure vessels. Its customers include datacenter developers and companies in the power, petrochemical, biopharmaceutical, pulp and paper, and specialty chemical industries, among other industrial end markets.

Teledata: Our Teledata segment provides project management, construction, installation, maintenance, repair, and emergency response services across power distribution and information, communications, and data networks. The segment’s customers include commercial and industrial organizations, as well as state and federal government agencies, primarily throughout the Mid-Atlantic and New England regions of the U.S.

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

Acquisition

On July 31, 2026, we acquired all of the membership interests of ValCor for total consideration of approximately $9.4 million, consisting of $8.0 million in cash, $0.5 million of our common stock issued from treasury, and $0.9 million for the acquisition-date fair value of contingent consideration. ValCor is reported within our Teledata segment. See Note 14 to the accompanying condensed consolidated financial statements.

The acquisition extends the geographic reach of our Teledata segment into New England and adds a customer base of defense and aerospace organizations that complements the segment’s existing commercial, industrial, and government customers. Because the acquisition closed on the last day of the quarter, ValCor did not contribute revenues or earnings to our results of operations for the three and six months ended July 31, 2026. The acquisition was not material to our condensed consolidated financial statements, and we do not expect it to have a material effect on our consolidated results of operations or financial condition.

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

The pace of new power generation development continues to be constrained by a limited number of experienced EPC contractors, equipment supply limitations, interconnection delays, and specialized labor availability. Lead times for large gas turbines, transformers, and other grid equipment have extended meaningfully beyond historical norms as manufacturer order books have expanded, and equipment costs have risen accordingly. Competition for skilled craft labor has also intensified, as data center, semiconductor, liquefied natural gas, and industrial construction activity often draw from the same regional labor pools. These dynamics have contributed to a supply-constrained environment for large-scale power generation construction, which we believe supports a strong pipeline of project opportunities for contractors with demonstrated execution experience. Our backlog growth over the past year reflects these conditions and the continued demand for experienced contractors capable of executing complex power generation projects. However, the timing and extent of future project awards remain subject to a variety of factors, including regulatory developments, financing conditions, permitting timelines, equipment availability, and broader economic conditions, any of which could affect the pace at which new power generation projects move forward. For example, community opposition to new large-scale data center development has contributed to moratoria and other restrictions recently adopted or proposed in several states and localities, which could moderate the pace of load growth in affected markets, although these measures are directed at data center development rather than power generation.

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

Project Backlog

As of July 31, 2026 and January 31, 2026, our consolidated project backlog amounts of $2.5 billion and $2.9 billion, respectively, consisted substantially of projects within our Power segment.

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

Sandow Lakes Power Station (“1.2 GW Power Station”)

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

405 MW Midwest Solar Project

In August 2024, we received FNTP on an EPC services contract to construct a utility-scale solar field in Illinois with the capacity to provide 405 MW of electrical power. The project is expected to reach substantial completion during the fiscal quarter ending October 31, 2026.

Midwest Solar and Battery Projects

Between January and early May 2024, we received FNTPs for three state-of-the-art solar energy and battery energy storage facilities in Illinois. The three projects will cumulatively represent 160 MW of electrical power and 22 MW of energy storage. Two of these projects were completed in Fiscal 2025. Substantial completion for the remaining project was achieved during the first quarter of the fiscal year ending January 31, 2027 (“Fiscal 2027”), and final completion was achieved subsequent to July 31, 2026.

Trumbull Energy Center

In November 2022, we received FNTP related to an EPC services contract for the construction of a 950 MW combined-cycle natural gas-fired power plant in Lordstown, Ohio. Substantial completion of the project was reached during the fourth quarter of Fiscal 2026, and final completion was achieved during the first quarter of Fiscal 2027.

Industrial Segment Project Backlog

As of July 31, 2026, the Industrial segment’s project backlog was approximately $209.6 million as compared to $253.0 million on January 31, 2026. In November 2025, we were awarded a contract for the fabrication of approximately 2,000 horizontal pressure vessels intended for use in thermal energy storage and chilled water buffer cooling systems at the customer's data center facilities. To support execution of this contract and future orders, we purchased land in Farmville, North Carolina for construction of an additional fabrication facility, which is expected to be completed during the third quarter of Fiscal 2027.

Comparison of the Results of Operations for the Three Months Ended July 31, 2026 and 2025

The following schedule compares our operating results for the three months ended July 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
REVENUES
Power	$301,208	$196,948	$104,260	52.9%
Industrial	76,172	36,065	40,107	111.2
Teledata	6,596	4,730	1,866	39.5
Revenues	383,976	237,743	146,233	61.5
COST OF REVENUES
Power	233,612	158,370	75,242	47.5
Industrial	70,644	31,542	39,102	124.0
Teledata	5,502	3,564	1,938	54.4
Cost of revenues	309,758	193,476	116,282	60.1
GROSS PROFIT	74,218	44,267	29,951	67.7
Selling, general and administrative expenses	17,413	14,212	3,201	22.5
INCOME FROM OPERATIONS	56,805	30,055	26,750	89.0
Other income, net	10,083	5,581	4,502	80.7
INCOME BEFORE INCOME TAXES	66,888	35,636	31,252	87.7
Provision for income taxes	13,586	361	13,225	3,663.4
NET INCOME	$53,302	$35,275	$18,027	51.1%

DILUTED EARNINGS PER SHARE	$3.76	$2.50	$1.26	50.4%

Revenues

Power Segment

The revenues of the Power segment increased by 52.9%, or $104.3 million, to $301.2 million for the three months ended July 31, 2026 compared with revenues of $196.9 million for the three months ended July 31, 2025 as the quarterly construction activities increased for the 1.4 GW Thermal Project, the 700 MW Combined-Cycle Project, the 1.2 GW Power Station, and the 860 MW Thermal Project. The primary drivers for this segment’s revenues for the three months ended July 31, 2025, were the construction of the 405 MW Midwest Solar Project, the Midwest Solar and Battery Projects, and the Trumbull Energy Center. The revenues of this business segment represented approximately 78.4% of consolidated revenues for the quarter ended July 31, 2026 and 82.8% of consolidated revenues for the corresponding prior year quarter.

Industrial Segment

The revenues of the Industrial segment increased by $40.1 million, or 111.2%, to $76.2 million for the three months ended July 31, 2026 compared to revenues of $36.1 million for the three months ended July 31, 2025, as the amounts of field services construction activities and vessel fabrication work increased between periods. For the three months ended July 31, 2026 and 2025, the revenues of this segment represented 19.8% and 15.2% of consolidated revenues for the corresponding periods, respectively.

Teledata Segment

The revenues of the Teledata segment were $6.6 million for the three months ended July 31, 2026, compared with revenues of $4.7 million for the three months ended July 31, 2025.

Cost of Revenues

Due primarily to the increase in consolidated revenues for the three months ended July 31, 2026 compared with revenues for the three months ended July 31, 2025, consolidated cost of revenues also increased. These costs were $309.8 million and $193.5 million for the three-month periods ended July 31, 2026 and 2025, respectively.

For the three-month period ended July 31, 2026, we reported a consolidated gross profit of approximately $74.2 million, which represented a gross profit percentage of approximately 19.3% of corresponding consolidated revenues. For the three-month period ended July 31, 2025, we reported a consolidated gross profit of approximately $44.3 million, which represented a gross profit percentage of approximately 18.6% of corresponding consolidated revenues. The gross profit percentage increased between periods primarily due to the changing mix of projects and contract types and strong execution in our Power segment. The increase in gross profit percentage was partially offset by decreased performance on certain projects in our Industrial and Teledata segments. The gross profit percentages of corresponding revenues for the Power, Industrial, and the Teledata segments were 22.4%, 7.3% and 16.6%, respectively, for the quarter ended July 31, 2026. The gross profit percentages of corresponding revenues for the Power, Industrial, and the Teledata segments were 19.6%, 12.5% and 24.7%, respectively, for the quarter ended July 31, 2025.

Selling, General and Administrative Expenses

These costs were $17.4 million and $14.2 million for the three months ended July 31, 2026 and 2025, respectively, and represented 4.5% and 6.0% of corresponding consolidated revenues, respectively.

Other Income, Net

For the three months ended July 31, 2026 and 2025, the net amounts of other income were $10.1 million and $5.6 million, respectively, which primarily reflected income earned during the periods on investments, cash and cash equivalent balances. The increase in other income, net, period-over-period was driven by higher average balances of cash and invested funds, partially offset by a lower weighted average annual yield during the three months ended July 31, 2026 compared to the same period in the prior year.

Provision for Income Taxes

We recorded income tax expense for the three months ended July 31, 2026 in the net amount of approximately $13.6 million. Our effective income tax rate for the three months ended July 31, 2026 was 20.3%. This effective tax rate differed from the U.S. federal statutory rate of 21% due primarily to the favorable tax benefit resulting from stock option exercises and other share-based award settlements during the period.

We recorded income tax expense for the three months ended July 31, 2025 in the net amount of approximately $0.4 million. Our effective income tax rate for the three months ended July 31, 2025 was 1.0%, which differed from the U.S. federal statutory rate due primarily to the favorable tax benefit resulting from stock option exercises during the period.

Comparison of the Results of Operations for the Six Months Ended July 31, 2026 and 2025

The following schedule compares our operating results for the six months ended July 31, 2026 and 2025 (dollars in thousands):

	Six Months Ended July 31,
	2026	2025	$ Change	% Change
REVENUES
Power	$527,875	$357,304	$170,571	47.7%
Industrial	134,476	65,249	69,227	106.1
Teledata	12,579	8,850	3,729	42.1
Revenues	674,930	431,403	243,527	56.5
COST OF REVENUES
Power	406,698	285,756	120,942	42.3
Industrial	122,071	57,575	64,496	112.0
Teledata	10,829	6,942	3,887	56.0
Cost of revenues	539,598	350,273	189,325	54.1
GROSS PROFIT	135,332	81,130	54,202	66.8
Selling, general and administrative expenses	33,132	26,733	6,399	23.9
INCOME FROM OPERATIONS	102,200	54,397	47,803	87.9
Other income, net	18,457	11,025	7,432	67.4
INCOME BEFORE INCOME TAXES	120,657	65,422	55,235	84.4
Provision for income taxes	21,292	7,597	13,695	180.3
NET INCOME	$99,365	$57,825	$41,540	71.8%

DILUTED EARNINGS PER SHARE	$7.01	$4.09	$2.92	71.4%

Revenues

Power Segment

The revenues of the Power segment increased by 47.7%, or $170.6 million, to $527.9 million for the six months ended July 31, 2026 compared with revenues of $357.3 million for the six months ended July 31, 2025 as the construction activities increased for the 1.4 GW Thermal Project, the 700 MW Combined-Cycle Project, the 1.2 GW Power Station, and the 860 MW Thermal Project. The primary drivers for this segment’s revenues for the six months ended July 31, 2025, were the construction of the 405 MW Midwest Solar Project and the 700 MW Combined-Cycle Project. The revenues of this business segment represented approximately 78.2% of consolidated revenues for the six months ended July 31, 2026 and 82.8% of consolidated revenues for the corresponding prior year period.

Industrial Segment

The revenues of the Industrial segment increased by $69.2 million, or 106.1%, to $134.5 million for the six months ended July 31, 2026 compared to revenues of $65.2 million for the six months ended July 31, 2025, as the amounts of field services construction activities and vessel fabrication work increased between periods. For the six months ended July 31, 2026 and 2025, the revenues of this segment represented 19.9% and 15.1% of consolidated revenues for the corresponding periods, respectively.

Teledata Segment

The revenues of the Teledata segment were $12.6 million for the six months ended July 31, 2026, compared with revenues of $8.9 million for the six months ended July 31, 2025.

Cost of Revenues

Due primarily to the increase in consolidated revenues for the six months ended July 31, 2026 compared with revenues for the six months ended July 31, 2025, consolidated cost of revenues also increased. These costs were $539.6 million and $350.3 million for the six-month periods ended July 31, 2026 and 2025, respectively.

For the six-month period ended July 31, 2026, we reported a consolidated gross profit of approximately $135.3 million, which represented a gross profit percentage of approximately 20.1% of corresponding consolidated revenues. For the six-month period ended July 31, 2025, we reported a consolidated gross profit of approximately $81.1 million, which represented a gross profit percentage of approximately 18.8% of corresponding consolidated revenues. The gross profit percentage increased between periods primarily due to the changing mix of projects and contract types and strong execution in our Power segment. The increase in gross profit percentage was partially offset by decreased performance on certain projects in our Industrial and Teledata segments. The gross profit percentages of corresponding revenues for the Power, Industrial, and the Teledata segments were 23.0%, 9.2% and 13.9%, respectively, for the six months ended July 31, 2026. The gross profit percentages of corresponding revenues for the Power, Industrial, and the Teledata segments were 20.0%, 11.8% and 21.6%, respectively, for the six months ended July 31, 2025.

Selling, General and Administrative Expenses

These costs were $33.1 million and $26.7 million for the six months ended July 31, 2026 and 2025, respectively, and represented 4.9% and 6.2% of corresponding consolidated revenues, respectively.

Other Income, Net

For the six months ended July 31, 2026 and 2025, the net amounts of other income were $18.5 million and $11.0 million, respectively, which primarily reflected income earned during the periods on investments, cash and cash equivalent balances. The increase in other income, net, period-over-period was driven by higher average balances of cash and invested funds, partially offset by a lower weighted average annual yield during the six months ended July 31, 2026 compared to the same period in the prior year.

Provision for Income Taxes

We recorded income tax expense for the six months ended July 31, 2026 in the net amount of approximately $21.3 million. Our effective income tax rate for the six months ended July 31, 2026 was 17.6%. This effective tax rate differed from the U.S. federal statutory rate of 21% due primarily to the favorable tax benefit resulting from stock option exercises and other share-based award settlements during the period.

We recorded income tax expense for the six months ended July 31, 2025 in the net amount of approximately $7.6 million. Our effective income tax rate for the six months ended July 31, 2025 was 11.6%, which differed from the U.S. federal statutory rate due primarily to the favorable tax benefit resulting from stock option exercises during the period.

Liquidity and Capital Resources as of July 31, 2026

As of July 31, 2026 and January 31, 2026, our balances of cash and cash equivalents were $364.5 million and $339.5 million, respectively, which represented an increase of $25.0 million during the current fiscal year.

The net amount of cash provided by operating activities for the six months ended July 31, 2026 was $210.4 million. Our net income for the six months ended July 31, 2026, adjusted favorably by the net amount of non-cash income and expense items, represented a source of cash in the total amount of $106.6 million. The increase in contract liabilities of $113.1 million and the increase in the combined level of accounts payable and accrued expenses in the amount of $41.1 million represented sources of cash during the period. The decrease in contract assets of $7.8 million also represented a source of cash during the period. The increase in accounts receivable of $44.5 million and the increase in other assets in the amount of $13.7 million represented uses of cash during the period.

During the six months ended July 31, 2026, we used $130.7 million for investing activities, including $85.1 million, net of maturities, to invest in AFS securities consisting of U.S. Treasury notes. We also used $30.0 million, net of maturities, to invest in CDs. We also used $7.7 million for purchases of property, plant, and equipment. We also used $8.0 million, net of cash acquired, for the acquisition of ValCor.

For the six months ended July 31, 2026, we used $51.7 million in cash for financing activities, including $28.1 million for share-based award settlements, which represented payments for withholding taxes reimbursed by shares of common stock, net of proceeds received from stock option exercises. We also used $14.0 million for the payment of regular cash dividends and $9.6 million used to repurchase shares of common stock pursuant to our share purchase program. As of July 31, 2026, there were no restrictions with respect to intercompany payments between the holding company and all subsidiaries.

In connection with the ValCor acquisition, we may be required to pay contingent consideration in cash over the three-year period following the closing upon the satisfaction of specified conditions, and to pay additional cash and issue shares of our common stock under a three-year deferred compensation arrangement with a key employee of ValCor upon the achievement of specified performance targets. The purchase price also remains subject to customary post-closing adjustments, including those related to net working capital and indemnification obligations. We do not expect these amounts to have a material effect on our liquidity or capital resources.

As of July 31, 2026, certain amounts of our cash equivalents were invested in money market funds with assets invested in cash, U.S. Treasury obligations, other obligations issued by U.S. Government agencies and sponsored enterprises, and repurchase agreements secured by such obligations. Most of our operating bank account balances are maintained with the Bank. We do maintain certain euro-based bank accounts in Ireland and certain pound sterling-based bank accounts in the U.K. in support of our overseas operations.

In order to monitor the actual and necessary levels of liquidity for our business, we focus on net liquidity, or working capital, in addition to our cash balances. During the six months ended July 31, 2026, our net liquidity increased by $19.4 million to $440.4 million from $421.0 million as of January 31, 2026, due primarily to our net income, partially offset by the payment of cash for the ValCor acquisition, payment of cash dividends, common stock repurchases, and settlements of share-based awards, net of withholding taxes paid. Our working capital levels are less subject to the volatility that affects our cash and cash equivalents because we carry no debt service obligations, fixed asset acquisitions in a reporting period are typically low, and our net liquidity includes short-term investments and AFS investments.

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

As of July 31, 2026, we did not have any outstanding borrowings under the Credit Agreement. However, the Bank has issued a letter of credit in the total outstanding amount of $0.5 million as of July 31, 2026. The comparable outstanding total amount of the letter of credit at January 31, 2026 was $0.3 million.

We have pledged the majority of the Company’s assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends, or significant investments as long as certain conditions are met. The Credit Agreement requires that we comply with certain financial covenants at its fiscal year-end and at each fiscal quarter-end. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature, including a requirement to achieve positive adjusted earnings before interest, taxes, depreciation, and amortization, as defined, over each rolling twelve-month measurement period. As of July 31, 2026, we were in compliance with the covenants and other requirements of the Credit Agreement.

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

As of July 31, 2026, the estimated amount of our unsatisfied bonded performance obligations, covering all of our subsidiaries, was approximately $0.9 billion. In addition, as of July 31, 2026, the outstanding amount of bonds covering other risks, including warranty obligations and contract payment retentions related to completed activities, was $104.3 million.

When sufficient information about claims related to performance on projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such losses. As our subsidiaries are wholly-owned, any actual liability related to contract performance is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. Any amounts that we may be required to pay in excess of the estimated costs to complete contracts in progress as of July 31, 2026 are not estimable.

Solar Energy Project Investments

We make investments in limited liability companies that make equity investments in solar energy projects that are eligible to receive energy tax credits, for which we have received substantially all of the income tax benefits associated with those investments. As of July 31, 2026, we had no remaining cash investment commitments related to the solar tax credit entities in which we have invested. It is likely that we will evaluate opportunities to make other alternative energy project investments in the future.

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

We have agreed to support arrangements with independent project developers, primarily by providing development financing to special purpose entities formed to advance natural gas-fired power plant projects. Several of these arrangements have resulted in our successful construction of gas-fired power plants. In each case, we received project development fees, and our loans were repaid in full plus interest and fees. Not all such business development endeavors are successful, and we have recorded impairment losses as a result in the past. As of July 31, 2026, there were no development financing loans outstanding.

Deferred Tax Assets and Liabilities

We maintain a valuation allowance against certain deferred tax assets of our U.K. subsidiary, consisting primarily of net operating loss carryforwards. Our U.K. operations have generated taxable income in recent periods, and it is reasonably possible that we could release all or a portion of this valuation allowance within the next 12 months. A full or partial release would result in a material income tax benefit in the period of release and would reduce our effective income tax rate for that period. See Note 11 to the accompanying condensed consolidated financial statements.

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

The following tables present EBITDA for the three and six months ended July 31, 2026 and 2025, respectively (amounts in thousands):

	Three Months Ended
	July 31,
	2026	2025
Net income, as reported	$53,302	$35,275
Provision for income taxes	13,586	361
Depreciation	645	491
Amortization of intangible assets	75	98
EBITDA	$67,608	$36,225

	Six Months Ended
	July 31,
	2026	2025
Net income, as reported	$99,365	$57,825
Provision for income taxes	21,292	7,597
Depreciation	1,204	906
Amortization of intangible assets	150	196
EBITDA	$122,011	$66,524

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk during the six months ended July 31, 2026.

For a broader discussion of the Company’s exposure to market risks, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 31, 2026. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to the Company and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure in the reports.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended July 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We have provided information about legal proceedings in which we are involved in Note 9 to the accompanying condensed consolidated financial statements. In addition, in the normal course of business, we may have pending claims and legal proceedings. Based on information available at this time, we do not believe that the resolution of any current claim or proceeding will have a material effect on our condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10–Q, carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10–K, which could materially affect our business, financial condition, or future results.

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

Information related to our share repurchases for the three months ended July 31, 2026 follows:

				Approximate Dollar
			Total Number of	Value of Shares That May Yet
			Shares Purchased as Part	Be Purchased under the
	Total Number of	Average Price per	of Publicly Announced	Plans or Programs
Period	Shares Repurchased	Share Paid	Plans or Programs	(Dollars in Thousands)
May 1 - 31, 2026	1,680	$680.32	1,680	$83,520
June 1 - 30, 2026	9,609	$715.69	1,800	$82,264
July 1 - 31, 2026	7,787	$551.53	7,787	$77,969
Total	19,076		11,267

For the month ended June 30, 2026, we withheld 7,809 shares of our common stock at the average price per share of $719.84 for the exercise price and/or tax withholding in connection with stock option exercises and restricted stock unit settlements that occurred during the month.

On July 31, 2026, in connection with the acquisition of ValCor described in Note 14 to the accompanying condensed consolidated financial statements, the Company issued 877 shares of its common stock from treasury to the sole member of ValCor as partial consideration for the acquisition. The shares had an aggregate value of approximately $0.5 million as of the acquisition date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

During the quarter ended July 31, 2026, no director or officer of the Company (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

ARGAN, INC.

September 2, 2026	By:	/s/ David H. Watson
David H. Watson
President and Chief Executive Officer

September 2, 2026	By:	/s/ Joshua S. Baugher
Joshua S. Baugher
Senior Vice President, Chief Financial Officer and
Treasurer (Principal Financial Officer)